Form 10QSB
period 2007-01-31
Madrona Ventures, Inc.
filed 2007-03-13
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                      For the Period ended January 31, 2007

                        Commission File Number 333-139915


                              MADRONA VENTURES INC.
                 (Name of small business issuer in its charter)


       Nevada                                                       N/A
(State of incorporation)                                    (Employer ID Number)


                              102-5212 48th Street
                        Red Deer, Alberta, Canada T4N 7C3
                                  (403)770-8095
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 6,525,000 shares of Common Stock outstanding as of January 31, 2007.

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                January 31,         July 31,
                                                                   2007               2006
                                                                 --------           --------
                                                                (Unaudited)         (Audited)
                                                                  - $ -              - $ -
ASSETS

Current assets
  Cash                                                             14,403             30,822
                                                                 ========           ========

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                             --              7,447
                                                                 --------           --------
STOCKHOLDERS' EQUITY

Common stock (Note 3)
  Authorized:
    75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    6,525,000 common shares (July 2006: 6,525,000)                  6,525              6,525
  Additional paid in capital                                       48,975             48,975
  Deficit accumulated during the exploration stage                (41,097)           (32,125)
                                                                 --------           --------

                                                                   14,403             23,375
                                                                 --------           --------

                                                                   14,403             30,822
                                                                 ========           ========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative from
                               Three months    Three months    Six months     Six months     June 21, 2005
                                  ended           ended          ended          ended       (Inception) to
                                January 31,     January 31,    January 31,    January 31,     January 31,
                                   2007            2006           2007           2006            2007
                                 ---------       ---------      ---------      ---------       ---------
                                   - $ -           - $ -          - $ -          - $ -           - $ -
Expenses
  General and administrative           609              18          8,972             33           9,528
  Mineral interests                     --              --             --             --          31,569
                                 ---------       ---------      ---------      ---------       ---------

Net loss                               609              18          8,972             33          41,097
                                 =========       =========      =========      =========       =========

Basic and diluted net loss
 per share                           (0.00)          (0.00)         (0.00)         (0.00)
                                 =========       =========      =========      =========
Weighted average number of
 shares outstanding              6,525,000       2,003,219      6,525,000      2,003,219
                                 =========       =========      =========      =========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Cumulative from
                                                     Six months         Six months        June 21, 2005
                                                       ended              ended          (Inception) to
                                                     January 31,        January 31,        January 31,
                                                        2007               2006               2007
                                                      --------           --------           --------
                                                       - $ -              - $ -              - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              (8,972)               (33)           (41,097)
  Changes in non-cash working capital items:
    Accounts payable and accrued liabilities            (7,447)                --                 --
                                                      --------           --------           --------

Net cash used in operations                            (16,419)               (33)           (41,097)
                                                      --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                    --                100             55,500
                                                      --------           --------           --------

Net cash provided by financing activities                   --                100             55,500
                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                        (16,419)                67             14,403

CASH, BEGINNING                                         30,822                 --                 --
                                                      --------           --------           --------

CASH, ENDING                                            14,403                 67             14,403
                                                      ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                                --                 --                 --
  - Income taxes                                            --                 --                 --
                                                      ========           ========           ========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

   The Company was incorporated in the State of Nevada on June 21, 2005 and is in the exploration stage. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

   These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $41,097 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

   The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

2. MINERAL INTERESTS

   Cathi 1 Claim, British Columbia, Canada

   By a Bill of Sale dated August 13, 2004, the Company acquired a 100% undivided right, title and interest in and to the "Cathi 1" Claim located in the province of British Columbia, Canada from an unrelated party. Consideration for the acquisition was $20,000. Cumulative property costs of $31,569 incurred during the year ended July 31, 2006 were charged to operations. No property costs have been incurred in the current period .

3. CAPITAL STOCK

   The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

   During the year ended July 31, 2006, the Company issued 6,525,000 shares of common stock for total cash proceeds of $55,500.

   At January 31, 2007, there were no outstanding stock options or warrants.

4. INCOME TAXES

   As of January 31, 2007, the Company had net operating loss carry forwards of approximately $41,000 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our current cash balance is $14,403. We believe our cash balance is sufficient to fund our level of operations until May 2007. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. We have sold $55,500 in equity securities to pay for our minimum level of operations.

Our plan of operation for the next twelve months is to complete the three phases of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. In addition to the costs we anticipate for Phases 1-3 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection complying with reporting obligations, and general administrative costs. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2007. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

Subject to the results of phase 1, we anticipate commencing the second phase of our exploration program in summer 2007. Subject to financing and the results of phases 1 and 2 we anticipate commencing with phase 3 in fall 2007 or spring 2008. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Telluric Gold Property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

PLAN OF OPERATION

The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase:

     1. Establish a grid over a 1000 by 500 m area and centred on the Telluric Shaft. Lines should be oriented N25E across the strike of the known Telluric vein, extend 250m to the NE and 250m to the southwest. Trees are to be sampled at 25 m intervals west of the shaft, where overburden prevails and at 50 m intervals east of the shaft where the shear zone/vein is intermittently exposed over 150 m of strike.
     2. Establish a grid over a 500 by 500m area around the Moon showing. Lines to be oriented north-south and spaced 100 meters apart. Trees to be sampled at 50 m intervals along lines.
     3. If positive results are found from the bark sampling, a program of trenching with a backhoe of all areas with high gold in bark is recommended

                                     BUDGETS
1  SAMPLING TELLURIC                                             $         US $
Travel                    2 man days                            600
Bark sampling             Technician 3 days                     600
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  150 samples @ $25 each              3,750
Sample transport                                                100
Food Lodging              5 man-days $75 per day                375
Truck rental/gas                                                400
Report/drafting                                               1,500
                                                       TOTAL  7,925       6,952
2  SAMPLING MOON
Travel                    2 man days                            600
Bark sampling             Technician 1 days                     200
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  60samples @ $25 each                3,750
Sample transport                                                 50
Food Lodging              3 man-days $75/day                    225
Truck rental/gas                                                250
Report/drafting                                                 500
                                                       TOTAL  6,175       5,417

3  TRENCHING
Backhoe rental            5 days @ 600/day                    3,000
Permitting                                                    4,000
Mobe /Demobe                                                  3,000
Supervision sampling      Geologist  5 days                   2,500

Travel                    Geologist  2 days                   1,000
Food and Lodging          5 days @ $75/day                      375
Truck rental /gas         7 days                                500
Report and drafting                                           1,500
Analysis                                                      1,500
Contingency                                                   2,000
                                                       TOTAL 19,375      16,996
                                                                         29,365

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2007. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated this program will take approximately 12 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

Subject to the results of phase 1, we anticipate commencing the second phase of our exploration program in summer 2007. Subject to financing and the results of phases 1 and 2 we anticipate commencing with phase 3 in fall 2007 or spring 2008. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Telluric Gold Property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

EXPLORATION STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement ("FASB") No. 7 "Accounting and Reporting by Development Stage Enterprises" in its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

The Company has been in the exploration stage of its resource business since its formation on June 21, 2005 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under FASB Statement No. 144 prior to determining the existence of a commercially mineable deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage. Further, the Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the unit-of-production method over the estimated life of proven reserves. As of the date of these financial statements, the Company has incurred only exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties.

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS') No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of July 31, 2006, any potential costs related to the retirement of the Company's mineral property interests have not been determined.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning August 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-139915, at the SEC website at www.sec.gov:

     Exhibit
     Number                          Description
     ------                          -----------
       3.1       Articles of Incorporation*
       3.2       Bylaws*
      31.1       Sec. 302 Certification of Principal Executive Officer
      31.2       Sec. 302 Certification of Principal Financial Officer
      32.1       Sec. 906 Certification of Principal Executive Officer
      32.2       Sec. 906 Certification of Principal Financial Officer

                                  SIGNATUERES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2007                     Madrona Ventures Inc., Registrant


                                   By: /s/ Reese Baglole
                                       ------------------------------
                                       Reese Baglole, President, Chief Executive
                                       Officer, Principal Accounting
                                       Officer, and Chief Financial Officer