Form 10QSB
period 2007-04-30
Madrona Ventures, Inc.
filed 2007-06-11
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended April 30, 2007

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

There were 6,525,000 shares of Common Stock outstanding as of April 30, 2007.

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 April 30,          July 31,
                                                                   2007               2006
                                                                 --------           --------
                                                                  - $ -              - $ -
                                                                Unaudited
ASSETS

Current assets
  Cash                                                              3,951             30,822
                                                                 ========           ========

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                          2,120              7,447
                                                                 --------           --------

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY

Common stock
  Authorized:
    75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    6,525,000 common shares (July 31, 2006: 6,525,000)              6,525              6,525
  Additional paid in capital                                       48,975             48,975
  Deficit accumulated during the exploration stage                (53,669)           (32,125)
                                                                 --------           --------

                                                                    1,831             23,375
                                                                 --------           --------

                                                                    3,951             30,822
                                                                 ========           ========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operation
(Unaudited)
--------------------------------------------------------------------------------

                               Three months     Three months      Nine months      Nine months    June 21, 2005
                                  ended            ended            ended            ended        (Inception) to
                                 April 30,        April 30,        April 30,        April 30,        April 30,
                                   2007             2006             2007             2006             2007
                                ----------       ----------       ----------       ----------       ----------
                                  - $ -            - $ -            - $ -            - $ -            - $ -
EXPENSES
  General and administrative         5,125              517           13,976              550           14,653
  Mineral interests                     --               --            7,568               --           39,016
                                ----------       ----------       ----------       ----------       ----------

NET LOSS                             5,125              517           21,544              550           53,669
                                ==========       ==========       ==========       ==========       ==========

BASIC AND DILUTED
NET LOSS PER SHARE                   (0.00)           (0.00)           (0.00)           (0.00)
                                ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            6,525,000        4,200,000        6,525,000        1,408,333
                                ==========       ==========       ==========       ==========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                   Nine months        Nine months       June 21, 2005
                                                      ended              ended         (Inception) to
                                                     April 30,          April 30,         April 30,
                                                       2007               2006              2007
                                                     --------           --------          --------
                                                      - $ -              - $ -             - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            (21,544)              (550)          (53,669)
  Changes in non-cash working capital item:
  Accounts payable and accrued liabilities             (5,327)               550             2,120
                                                     --------           --------          --------

Net cash used in operations                           (26,871)                --           (51,549)
                                                     --------           --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                   --                 --            55,500
                                                     --------           --------          --------

Net cash provided by financing activities                  --                 --            55,500
                                                     --------           --------          --------

NET INCREASE (DECREASE) IN CASH                       (26,870)                --             3,951

CASH, BEGINNING                                        30,822                 --                --
                                                     --------           --------          --------

CASH, ENDING                                            3,951                 --             3,951
                                                     ========           ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                               --                 --                --
                                                     ========           ========          ========
  - Income taxes                                           --                 --                --
                                                     ========           ========          ========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has een no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $53,669 at April 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the nine-month period ended April 30, 2007.

We incurred operating expenses in the amount of $21,544 for the nine-month period ended April 30, 2007. These operating expenses were comprised of general and administrative expenses of $13,976 and mineral property costs of $7,568.

Our net loss for the nine-month period ended April 30, 2007 increased from the comparative period in fiscal 2006 (2006: $550) primarily due to an increase in general and administrative expenses and mineral property costs as a result of commencement of operations.

At April 30, 2007, we had total assets of $3,951 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $2,120.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the three phases of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. In addition to the costs we anticipate for Phases 1-3 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection complying with reporting obligations, and general administrative costs. If we experience a shortage of funds we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase:

     1. Establish a grid over a 1000 by 500 m area and centred on the Telluric Shaft. Lines should be oriented N25E across the strike of the known Telluric vein, extend 250m to the NE and 250m to the southwest. Trees are to be sampled at 25 m intervals west of the shaft, where overburden prevails and at 50 m intervals east of the shaft where the shear zone/vein is intermittently exposed over 150 m of strike.
     2. Establish a grid over a 500 by 500m area around the Moon showing. Lines to be oriented north-south and spaced 100 meters apart. Trees to be sampled at 50 m intervals along lines.
     3. If positive results are found from the bark sampling, a program of trenching with a backhoe of all areas with high gold in bark is recommended.

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
                                                                         29,365

We currently do not have enough funds on hand to commence exploration on our claims. To complete phases one, two and three will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

If we do not secure additional funding for our exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Green Energy Claims. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms. We may also pursue acquiring interests in alternate mineral properties in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB annual filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

Our significant accounting policies are as follows:

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-139915, at the SEC website at www.sec.gov:

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2007               Madrona Ventures Inc., Registrant


                           By: /s/ Reese Baglole
                              ------------------------------------------
                              Reese Baglole, President, Chief Executive
                              Officer, Principal Accounting Officer, and
                              Chief Financial Officer