Form 10KSB
period 2007-07-31
Madrona Ventures, Inc.
filed 2007-10-23
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended July 31, 2007

                        Commission File Number 333-139915


                              Madrona Ventures Inc.
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                 1000                                N/A
(State or Other Jurisdiction of        (Primary Standard Industrial             (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)            Identification No.)

          102-5212 48th Street
   Red Deer, Alberta, Canada T4N 7C3                         (403) 770-8095
(Address of principal Executive Offices)                (Telephone & Fax Number)

        Empire Stock Transfer
   2470 St. Rose Parkway, Suite 304
       Henderson, NV  89074                    (702) 818-5898     (702) 974-1444
(Name and Address of Agent for Service)      (Telephone Number)     (Fax Number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X]

As of July 31, 2007, the registrant had 6,525,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of July 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             13
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Securities Holders               13

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               13
Item 6.  Management's Discussion of Analysis or Plan of Operation            14
Item 7.  Financial Statements                                                18
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                27
Item 8A. Controls and Procedures                                             27

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        27
Item 10. Executive Compensation                                              28
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         29
Item 12. Certain Relationships and Related Transactions                      30
Item 13. Exhibits                                                            30
Item 14. Principal Accountant Fees and Services                              30

Signatures                                                                   31

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report that has been included as Exhibit 99.1 to this prospectus.

There is the likelihood of our mineral claim containing little or no economic mineralization. The Telluric Gold Property, consisting of 2 Mineral Title Submissions containing 40 cells totaling 1,099 acres, is the only property currently in the company's portfolio. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                                    GLOSSARY

Andesitic to basaltic composition -    a range of rock descriptions using the
                                       chemical make-up or mineral norms of the same.

Formation -                            the fundamental unit of similar rock
                                       assemblages used in stratigraphy.

Intermontane belt -                    between mountains (ranges), a usually
                                       longer than wide depression occurring
                                       between enclosing mountain ranges that
                                       supply erosional material to infill the
                                       basin.

Mineral tenure of British Columbia -   the rights, privileges and obligations
                                       specified, by the acquisition of mineral tenure, in the Mineral Tenure Act of the Province. Specifics of what a mineral tenure holder can, cannot and must do to hold mineral title in British Columbia, Canada. Since B.C. is a Provincial jurisdiction mineral tenure lies with the province unless federal jurisdiction is encroached, i.e. fisheries or if the mineral activity takes place in a federal territory, i.e. Nunavit. Also a federally chartered company may have to use
                                       Canadian (federal) rules and regulations.

Upper Triassic age Nicola Group -      upper Triassic refers to rock units of
                                       similar age within the range of 213 -248 million year, before the present. Age descriptions often use the adjectives, lower-middle-upper to further define the position of age. To constitute a group it must be composed of at least two formations.

GENERAL INFORMATION

The one property in our portfolio is the Telluric Gold Property, consisting of 1,099 acres, included within 40 cells. The claims were staked using the British Columbia Mineral Titles Online computer Internet system and assigned Tenure No. 518818 and 518828 and are good to August 8, 2008.

The mineral claim property is located in South Central British Columbia, Canada, 60 km north-northwest of the City of Kamloops on NTS Sheet 92P (Latitude: 51(0) 39' 12"N and Longitude: 122(0) 33' 10" W). The property can be reached by road from Kamloops by following paved Highway 1 west to 8 km west of the Community of Savona and then north for 48 km along the Deadman River road to the Vidette Lake Resort. One km past the Vidette Lake Resort, a ranch road branching north, gives access to the B.C. Forest Service 3300 logging road. The property itself is along the 3800 road, a southerly branch of the 3300 road. Total driving distance from the Vidette Lake resort is 17.5 km. The nearest community with some basic services is Savona, a town situated along the Trans-Canada Highway. The city of Kamloops offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Kamloops, B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla Highway. The property is situated on the Fraser plateau, an area with gentle relief, but incised by the Deadman River. Elevations on the property vary from 1180 to 1380 m above sea level. Vegetation consists mainly of lodge pole pine and douglas fir. The climate is characterised by hot and dry summers and cold but wetter winters. Most precipitation falls in the form of snow during the wintertime. Snow cover prevails from mid November until mid April.

The claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this prospectus.

There is not a plant or any equipment currently located on the property.

It is expected that the initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available from several creeks and fresh water lakes located in the area.

It is concluded by our geologist that the claims are prospective for gold in quartz veins. It is proposed to explore the area with geochemical methods. It is recommended to do detailed and systematic bark sampling in the area. Biogeochemical sampling has some potential to negate the effects of the glacial cover especially if the cover does not exceed more than a few meters. Specifically it is recommended to:

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

The cost of the proposed program is $6,952 (USD) for the initial phase of exploration work, $5,417 for the 2nd phase and $16,996 for the 3rd phase. We plan to commence Phase 1 of the exploration program in the spring of 2007.

The discussions contained herein are management's estimates based on information provided by the professional geologist who prepared the geology report for the project. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required.

ACQUISITION OF THE MINERAL CLAIM

The Telluric Gold Property is assigned Tenure Numbers 518818 and 518828 and is recorded in the name Andre Pauwels, the professional geologist. The claim was staked by Mr. Pauwels on behalf of J. Lunshof on September 6, 2005. On March 15, 2006 Andre Pauwels, through a bill of sale, transferred his 100 % interest in the claims to J. Lunshof. On May 1, 2006, J. Lunshof in turn sold a 100% interest in the mineral claim to MADRONA VENTURES INC. All of the area of the mineral claims is unencumbered Crown Land. The claim is in good standing to August 8, 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to the company. The claim was staked using the British Columbia Mineral Titles Online computer Internet system. All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The property is situated in South Central British Columbia; 60 km north-northwest of the City of Williams Lake. The property can be reached by road from Kamloops by following paved Highway 1 west to 8 km west of the Community of Savona and then north for 48 km along the Deadman River road to the Vidette Lake Resort. One km past the Vidette Lake Resort, a ranch road branching north, gives access to the B.C. Forest Service 3300 logging road. The property itself is along the 3800 road, a southerly branch of the 3300 road. Total driving distance from the Vidette Lake resort is 17.5 km.

The nearest community with some basic services is Savona, a town situated along the Trans-Canada Highway. The City of Kamloops is a regional population centre with many services and amenities for industrial, educational and leisure activities.

                    [MAP SHOWING THE TELLURIC GOLD LOCATION]



The property is situated on the Fraser plateau, an area with gentle relief, but incised by the Deadman River. Elevations on the property vary from 1180 to 1380 m above sea level. Vegetation consists mainly of lodge pole pine and Douglas fir. The climate is characterised by hot and dry summers and cold but wetter winters. Most precipitation falls in the form of snow during the wintertime. Snow cover prevails from mid November until mid April.

HISTORY

The general area, as most of British Columbia, is covered by regional stream sediment surveys, systematic wide spaced aeromagnetic coverage and regional geological mapping. These data were generated by the Geological Survey of Canada and/or the BC Geological survey. From Historic records two gold showings are known on the property: Telluric and Moon. The Telluric gold showing was discovered in the early thirties and was described in some detail by a B.C. government agent in 1936. Work at that time, consisting of a 15 m deep shaft and some drifting along a shearrzone with goldbearing quartz veins, was done by the same company that was mining at the Vidette Lake gold mine located 15 km to the west of Telluric. Production at Telluric, if any, can only have been very small considering the small volume of waste piles. Work on the property apparently ceased when the Vidette Gold mine closed in 1930's

In 1987-89 the Telluric property was owned by M. Dickens and exploration work consisted of prospecting and a small VLF-EM and ground magnetic survey. Prospecting indicated that the area to the east of the shaft has some outcrop of mafic volcanic with indications of the vein/shear zone in old trenches. However no outcrop was found along the possible western extension of the vein/shearzone. The VLF/magnetic survey was centered on the shaft but no conductivity or magnetic signature was found to be associated with the shear zone.

Very little documentation is available on the Moon gold showing, located 2km south of the Telluric showing. The only report is a mention in 1936 of a small sample of quartz from a blast pit that assayed 0.02 oz/t of gold.

GEOLOGICAL SETTING

REGIONAL AND LOCAL GEOLOGY

The main geological information for the area is mapping on a 1/250,000 scale by the Geological Survey of Canada. These geological data are reproduced, in slightly modified form, on the BC Geological survey's website:
(http://www.em.gov.bc.ca/Mining/Geolsurv/MapPlace/).

The property is situated in the intermontane morpho-geological belt of South Central British Columbia. In general this belt, that runs parallel to the general north-westerly trend of the Cordillera through the whole length of British Columbia, is composed of volcanic and sedimentary rock ranging in age from Devonian to Recent and has early Mesozoic to early Tertiary granitic intrusions. Locally the oldest rocks are basaltic and andesitic rocks of the Upper Triassic Nicola Group intruded by granodiorites of Triassic or Jurassic age and belonging to the Thuya Batholith. These Mesozoic rocks occur as erosional windows in a regionally persistent cover of Miocene to Pliocene continental Basalt flows and coarse continental sediments of the Chilcotin Group. The area has been subject to glaciation and glacial till mantles most of the older rock formations.

No detailed geological work has been done in the area apart from some prospecting in the immediate vicinity of the Telluric gold showing (Dickens
1987) and the description, dating from 1936, of a short drift and some test pits on the Telluric showing. At Telluric gold is found in a narrow quartz veins that occur within a 1 m wide shear zone in mafic volcanic rock that are attributed to the Upper Triassic Nicola Group. The workings consist of a 15 m deep shaft that gives access to a 7 m crosscut and a 40.2 meter long drift developed along the shear zone and vein. The shear zone and vein are reported to strike 65 to 70 degrees northeast and dip steeply to the northeast. The best value reported underground in 1936 in quartz was 0.3 oz/t Au over 8 inches. Surface pits indicate that the shear zone appears to be continuous over 150 m to the east-southeast of the Telluric shaft. Assays reported in 1936 from surface pits were 0.2 oz/t over 18 inches and 0.1 oz/t Au over 18 inches. Small amounts of sphalerite, chalcopyrite and tretrahedrite were also reported.

The area of the Moon showing also appears to be underlain by basic volcanic rocks and is generally lacking in outcrop.

PROPERTY MINERALIZATION

The area of the claims is prospective for gold in quartz veins. Results to date indicate a 150 m long rather narrow shear zone with gold bearing quartz at the Telluric showing and a single indication of gold in quartz at the Moon showing, which is located 2 km south southwest of the Telluric showing. The shear and vein occur in metamorphic basic volcanic rocks. Past prospecting indicated that most of the area is covered by glacial drift. It was then noted that the area to the west of the Telluric showing was entirely drift covered. Limited VLF-EM and magnetic surveys were not found to be useful in tracing the shear zone with gold bearing quartz. No follow-up work has been reported on the Moon gold showing and no geochemical sampling has been reported on either showing. It is concluded that the claims are prospective for gold in quartz veins.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $3,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,500.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employees are our officers, Reese Baglole and Dave Shaw who currently devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We will provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet commenced exploration on the Telluric Gold Property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on June 21, 2005 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR MADRONA VENTURES INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our management has no professional training or technical credentials in the field of geology. As a result, they may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of minerals. We have a geological report and the claim has been staked per British Columbia regulations. However; there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIM THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. The area where the claim is located experiences significant precipitation, most of it snow in the wintertime. Winters generally last from November through mid-March. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mssrs. Baglole and Shaw, our officers and directors, currently devote approximately 5-7 hours per week providing management services to us. While they presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for our shareholders to resell any shares, if at all.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     Our shares are quoted on the OTC Electronic Bulletin Board under the symbol "MDRW". To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require cash to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to remain in compliance it may be difficult for our shareholders to resell any shares, if at all.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing space at the residence of our president at 102-5212 48th Street, Red Deer, Alberta Canada. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since April, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol MDRW. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

A total of 5,000,000 shares of our common stock are available for resale to the public after February, 2007, in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding; or

     2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report, persons who are our affiliates hold all of the 5,000,000 shares that may be sold pursuant to Rule 144.

HOLDERS

As of July 31, 2007, we have 6,525,000 Shares of $0.001 par value common stock issued and outstanding held by 70 shareholders of record.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $65,730 in expenses through July 31, 2007.

The following table provides selected financial data about our company for the year ended July 31, 2007.

                 Balance Sheet Data:                  7/31/07
                 -------------------                  -------
                 Cash                                $    270
                 Total assets                        $    270
                 Total liabilities                   $ 10,500
                 Shareholders' equity                $(10,230)

There was no cash provided by financing activities for the year ended July 31, 2007.

GOING CONCERN

Madrona Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Madrona which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete phases 2 and 3 of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. In addition to the costs we anticipate for Phases 2 and 3 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection complying with reporting obligations, and general administrative costs. If we experience a shortage of funds we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We plan to commence Phase 2 of the exploration program on the claim in the spring of 2008. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

We completed phase 1 of the exploration program during the current year. The results of phase 1 indicated that further exploration work on the claims is warranted. We anticipate commencing the second phase of our exploration program in the spring of 2008. Subject to financing and the results of phase 2 we anticipate commencing with phase 3 in fall 2008. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Telluric Gold Property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

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

                                     BUDGETS
1  SAMPLING TELLURIC                                             $         US $
Travel                    2 man days                            600
Bark sampling             Technician 3 days                     600
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  150 samples @ $25 each               3750
Sample transport                                                100
Food Lodging              5 man-days $75 per day                375
Truck rental/gas                                                400
Report/drafting                                                1500
                                                       TOTAL   7925        8081
2 SAMPLING MOON
Travel                    2 man days                            600
Bark sampling             Technician 1 days                     200
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  60samples @ $25 each                 3750
Sample transport                                                 50
Food Lodging              3 man-days $75/day                    225
Truck rental/gas                                                250
Report/drafting                                                 500
                                                       TOTAL   6175        6297
3  TRENCHING
Backhoe rental            5 days @ 600/day                     3000
Permitting                                                     4000
Mobe /Demobe                                                   3000
Supervision sampling      Geologist  5 days                    2500
Travel                    Geologist  2 days                    1000
Food and Lodging          5 days @ $75/day                      375
Truck rental /gas         7 days                                500
Report and drafting                                            1500
Analysis                                                       1500
Contingency                                                    2000
                                                       TOTAL  19375       19756
                                                                          34134

We currently do not have enough funds on hand to conduct further exploration on our claims. To complete phases two and three will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

                              MADRONA VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    19

BALANCE SHEETS                                                             20

STATEMENTS OF OPERATIONS                                                   21

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                                22

STATEMENTS OF CASH FLOWS                                                   23

NOTES TO THE FINANCIAL STATEMENTS                                          24

   [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Madrona Ventures Inc.:

We have audited the balance sheets of Madrona Ventures Inc. (an exploration stage company) as at July 31, 2007 and 2006 and the statements of operations, stockholders' equity and cash flow for the year ended July 31, 2007, the period from June 21, 2005 (Inception) to July 31, 2006 and the period from June 21, 2005 (Inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 30, 2007 and 2006 and the results of its operations and cash flows and changes in stockholders' equity for the year ended July 31, 2007, the period from June 21, 2005 (Inception) to July 31, 2006 and the period from June 21, 2005 (Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and finance its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ DALE MATHESON CARR-HILTON LABONTE LLP
                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
October 11, 2007

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                July 31,         July 31,
                                                                 2007              2006
                                                                 - $ -             - $ -
                                                                -------           -------
ASSETS

Current assets
  Cash                                                              270            30,822
                                                                =======           =======
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                        7,500             7,447
  Due to a related party (Note 4)                                 3,000                --
                                                                -------           -------
                                                                 10,500             7,447
STOCKHOLDERS' EQUITY
  Common stock (Note 5)
   Authorized:
   75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
   6,525,000 common shares (2006 - 6,525,000)                     6,525             6,525
  Additional paid in capital                                     48,975            48,975
  Deficit accumulated during the exploration stage              (65,730)          (32,125)
                                                                -------           -------
                                                                (10,230)           23,375
                                                                -------           -------

                                                                    270            30,822
                                                                =======           =======

Contingency (Note 1)

                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                      Period from
                                                                     June 21, 2005       Cumulative from
                                                                    (Inception) to        June 21, 2005
                                                  Year ended          Year ended         (Inception) to
                                                   July 31,            July 31,              July 31,
                                                    2007                 2006                 2007
                                                    - $ -                - $ -                - $ -
                                                  ----------           ----------           ----------
EXPENSES
  General and administrative                          26,037                  678               26,715
  Mineral Interest (Note 3)                            7,568               31,447               39,015
                                                  ----------           ----------           ----------

NET LOSS                                              33,605               32,125               65,730
                                                  ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE                   (0.01)               (0.01)
                                                  ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      6,525,000            2,003,219
                                                  ==========           ==========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period June 21, 2005 (Inception) to July 31, 2007
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                                         Additional     During the
                                                Common Shares             Paid-in      Exploration
                                            Number        Par Value       Capital         Stage           Total
                                                            - $ -          - $ -          - $ -           - $ -
                                           ---------      ---------      ---------      ---------       ---------
Balance June 21, 2005                             --             --             --             --              --
                                           ---------      ---------      ---------      ---------       ---------
Balance July 31, 2005                             --             --             --             --              --

Common shares issued for cash:
  - March 2006 at $0.001 per share         5,000,000          5,000             --             --           5,000
  - March 2006 at $0.01 per share          1,300,000          1,300         11,700             --          13,000
  - April 2006 at $0.10 per share             75,000             75          7,425             --           7,500
  - May 2006 at $0.20 per share              150,000            150         29,850             --          30,000

Net loss                                          --             --             --        (32,125)        (32,125)
                                           ---------      ---------      ---------      ---------       ---------

Balance, July 31, 2006                     6,525,000          6,525         48,975        (32,125)         23,375

Net loss                                          --             --             --        (33,605)        (33,605)
                                           ---------      ---------      ---------      ---------       ---------

Balance, July 31, 2007                     6,525,000          6,525         48,975        (65,730)        (10,230)
                                           =========      =========      =========      =========       =========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                         Cumulative from
                                                                                          June 21, 2005
                                                  Year ended          Year ended         (Inception) to
                                                   July 31,            July 31,              July 31,
                                                    2007                 2006                 2007
                                                    - $ -                - $ -                - $ -
                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         (33,605)             (32,125)             (65,730)
  Changes in non cash working capital items:
    Accounts payable and accrued liabilities            53                7,447                7,500
                                                   -------              -------              -------

Net cash used in operations                        (33,552)             (24,678)             (58,230)
                                                   -------              -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                --               55,500               55,500
  Due to a related party                             3,000                   --                3,000
                                                   -------              -------              -------

Net cash provided by financing activities            3,000               55,500               58,500
                                                   -------              -------              -------

CHANGE IN CASH                                     (30,552)              30,822                  270

CASH, BEGINNING                                     30,822                   --                   --
                                                   -------              -------              -------

CASH, ENDING                                           270               30,822                  270
                                                   =======              =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                            --                   --                   --
                                                   =======              =======              =======
  - Income taxes                                        --                   --                   --
                                                   =======              =======              =======


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2007
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

     The Company was incorporated in the State of Nevada on June 21, 2005 and is in the exploration stage. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to explore its mineral property and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $65,730 since inception and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

     EXPLORATION STAGE COMPANY

     The Company complies with Financial Accounting Standards Board Statement ("FASB") No. 7 "Accounting and Reporting by Development Stage Enterprises" in its characterization of the Company as an exploration stage enterprise.

     MINERAL INTERESTS

     The Company has been in the exploration stage of its resource business since its formation on June 21, 2005 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at July 31, 2007, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

     USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2007
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FOREIGN CURRENCY TRANSLATION

     The financial statements are presented in United States dollars. In accordance with No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts payable and accrued liabilities, and amounts due to related party approximates its fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

     ENVIRONMENTAL COSTS

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

     INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     BASIC AND DILUTED LOSS PER SHARE

     The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

     STOCK-BASED COMPENSATION

     In December 2004, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R),
     "Share-Based Payment." The Company adopted SFAS No. 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 would include: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and
     b) compensation  cost for all share-based  payments  granted  subsequent to

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2007
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS No. 123R. The results for the prior periods have not been restated. As the Company had no outstanding stock options at August 1, 2005 no compensation expense was recorded.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

3. MINERAL INTERESTS

     CATHI 1 CLAIM, BRITISH COLUMBIA, CANADA

     By a Bill of Sale dated August 13, 2004, the Company acquired a 100% undivided right, title and interest in and to the "Cathi 1" Claim located in the province of British Columbia, Canada from an unrelated party. Consideration for the acquisition was $20,000. Cumulative property costs of $39,015 incurred since inception have been charged to operations.

4. RELATED PARTY TRANSACTION

     At July 31, 2007, $3,000 (2006 - nil) is due to a director of the Company. This amount is non-interest bearing, unsecured, with no stated terms of repayment. Related party transactions are measured at the exchange amount, which measures the amount agreed to between the related parties.

5. CAPITAL STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

     During the year ended July 31, 2006, the Company issued 6,525,000 shares of common stock for total cash proceeds of $55,500.

     At July 31, 2007, there were no outstanding stock options or warrants.

6. INCOME TAXES

     As of July 31, 2007, the Company had net operating loss carry forwards of approximately $66,000 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers and directors of Madrona Ventures Inc., whose one year terms will expire on 07/01/08, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------
Reese Baglole            28      President,        6/21/05            7/01/08
102-5212 48th Street             Secretary,
Red Deer, Alberta                Treasurer,
Canada T4N 7C3                   CFO, CEO &
                                 Director

Dave Shaw                60      Director          6/21/05            7/01/08
332-118 Wyse Road
Dartmouth, Nova Scotia
Canada B3A 1N7

The persons named above are promoters of Madrona Ventures Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our directors currently devote as much time as the board of directors deems necessary to manage the affairs of the company.

Neither of our officers and directors has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Neither has been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of a criminal proceeding which is currently pending.

RESUMES

REESE BAGLOLE has been President, CEO, Treasurer, CFO, Secretary and Director of the Company since inception.

From 2001 to the present he has been employed by Esco, Ltd. as a welder. Esco, Ltd. is a offshore drilling rig company.

1996 Graduate of Hugh Sutherland High School in Carstair, Alberta, Canada.

DAVE SHAW has been Director of the Company since inception.

From 2003 to the present he has been retired. The 10 years prior to retirement Mr. Shaw was employed as a welder and pipe fitter for Petro Canada, a petroleum supply company.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officers receive no compensation. The current Board of Directors is comprised solely of Reese Baglole and Dave Shaw.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
R Baglole        2007       -0-         -0-        -0-           -0-           -0-        -0-         -0-
President        2006       -0-         -0-        -0-           -0-           -0-        -0-         -0-
                 2005       -0-         -0-        -0-           -0-           -0-        -0-         -0-

D Shaw           2007       -0-         -0-        -0-           -0-           -0-        -0-         -0-
Director         2006       -0-         -0-        -0-           -0-           -0-        -0-         -0-
                 2005       -0-         -0-        -0-           -0-           -0-        -0-         -0-

There are no current employment agreements between the company and its executive officers.

In February 2006, a total of 5,000,000 shares of common stock were issued to Reese Baglole and David Shaw in exchange for cash in the amount of $5,000 U.S., or $.001 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Reese Baglole and Dave Shaw currently devote approximately 5-7 hours per week to manage the affairs of the company. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Madrona Ventures Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this prospectus:

          Name of                        No. of            Percentage
     Beneficial Owner(1)                 Shares           of Ownership:
     -------------------                 ------           -------------

     Reese Baglole                       2,500,000             25%

     Dave Shaw                           2,500,000             25%

     Officers and
     Directors as a Group                5,000,000             50%

----------
(1) The persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2006, a total of 5,000,000 shares of Common Stock were issued to Reese Baglole and Dave Shaw in exchange for $5,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officers and directors of the Company.
(See "Principal Stockholders".)

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                     Description
     ------                     -----------

      *  3(i)         Articles of Incorporation
      *  3(ii)        Bylaws
        31.1          Sec. 302 Certification of CEO
        31.2          Sec. 302 Certification of CFO
        32.1          Sec. 906 Certification of CEO
        32.2          Sec. 906 Certification of CFO

----------
* Incorporated by reference to our SB-2 Registration Statement filed on 1/11/07

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $5,000 for audit-related services were $4,000, for tax services were $1,200 and for other services were $Nil during the year ended July 31, 2007.

For the year ended July 31, 2006, the total fees charged to the company for audit services were $5,000, for audit-related services were $1,750, for tax services were $1,200 and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Reese Baglole                                               October 23, 2007
-------------------------------------                           ----------------
Reese Baglole, President & Director                                  Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Dave Shaw                                                   October 23, 2007
-------------------------------------                           ----------------
Dave Shaw, Director                                                  Date