Form 10KSB/A
period 2007-07-31
Madrona Ventures, Inc.
filed 2007-11-07
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

We carried out phase one of the exploration work on the claim during the current fiscal year. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this prospectus.

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

The cost of phase the one exploration work, conducted during the current fiscal, year was $7,568. The cost of the proposed 2nd phase of exploration work is $6,297 and $19,756 for the 3rd phase. We plan to commence Phase 2 of the exploration program in the spring of 2008.

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

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Telluric Gold Property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on June 21, 2005 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

                                     BUDGETS
1  SAMPLING TELLURIC                                           $CDN        US $
Travel                    2 man days                            600
Bark sampling             Technician 3 days                     600
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  150 samples @ $25 each               3750
Sample transport                                                100
Food Lodging              5 man-days $75 per day                375
Truck rental/gas                                                400
Report/drafting                                                1500
                                                       TOTAL   7925        8081
                                                               ----        ----
2 SAMPLING MOON
Travel                    2 man days                            600
Bark sampling             Technician 1 days                     200
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  60samples @ $25 each                 3750
Sample transport                                                 50
Food Lodging              3 man-days $75/day                    225
Truck rental/gas                                                250
Report/drafting                                                 500
                                                       TOTAL   6175        6297
                                                               ----        ----
3  TRENCHING
Backhoe rental            5 days @ 600/day                     3000
Permitting                                                     4000
Mobe /Demobe                                                   3000
Supervision sampling      Geologist  5 days                    2500
Travel                    Geologist  2 days                    1000
Food and Lodging          5 days @ $75/day                      375
Truck rental /gas         7 days                                500
Report and drafting                                            1500
Analysis                                                       1500
Contingency                                                    2000
                                                       TOTAL  19375       19756
                                                              -----       -----
                                                                          34134

We currently do not have enough funds on hand to conduct further exploration on our claims. We had budgeted $8,081 for the first phase of the exploration program, the actual costs were $7,568. To complete phases two and three will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

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

   [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Madrona Ventures Inc.:

We have audited the balance sheets of Madrona Ventures Inc. (an exploration stage company) as at July 31, 2007 and 2006 and the statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and the period from June 21, 2005 (Inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2007 and 2006 and the results of its operations and its cash flows for the years then and the period from June 21, 2005 (Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
September 25, 2007

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                July 31,         July 31,
                                                                 2007              2006
                                                                 - $ -             - $ -
                                                                -------           -------
ASSETS

Current assets
  Cash                                                              270            30,822
                                                                =======           =======
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                        7,500             7,447
  Due to a related party (Note 4)                                 3,000                --
                                                                -------           -------
                                                                 10,500             7,447
                                                                -------           -------
STOCKHOLDERS' EQUITY
  Common stock (Note 5)
   Authorized:
   75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
   6,525,000 common shares (2006 - 6,525,000)                     6,525             6,525
  Additional paid in capital                                     48,975            48,975
  Deficit accumulated during the exploration stage              (65,730)          (32,125)
                                                                -------           -------
                                                                (10,230)           23,375
                                                                -------           -------

                                                                    270            30,822
                                                                =======           =======

                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      Period from
                                                                     June 21, 2005       Cumulative from
                                                                    (Inception) to        June 21, 2005
                                                  Year ended          Year ended         (Inception) to
                                                   July 31,            July 31,              July 31,
                                                    2007                 2006                 2007
                                                    - $ -                - $ -                - $ -
                                                  ----------           ----------           ----------
EXPENSES
  General and administrative                          26,037                  678               26,715
  Mineral Interests (Note 3)                           7,568               31,447               39,015
                                                  ----------           ----------           ----------

NET LOSS                                              33,605               32,125               65,730
                                                  ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE                   (0.01)               (0.02)
                                                  ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      6,525,000            2,003,219
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

   MINERAL INTERESTS

   The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash, accounts payable and accrued liabilities, and amounts due to a related party approximates its fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

   STOCK-BASED COMPENSATION

   The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

MADRONA VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007
--------------------------------------------------------------------------------

3. MINERAL INTERESTS

   TELLURIC GOLD CLAIM, BRITISH COLUMBIA, CANADA

   By a Bill of Sale dated May 1, 2006, the Company acquired a 100% undivided right, title and interest in and to the Telluric Gold Claim located in the province of British Columbia, Canada from an unrelated party. Consideration for the acquisition was $20,000. Cumulative property costs of $39,015 (July 31 2006-$31,447) were charged to operations.

4. RELATED PARTY TRANSACTION

   At July 31, 2007, $3,000 (2006 - nil) is due to a director of the Company. This amount is non-interest bearing, unsecured, with no stated terms of repayment. Related party transactions are measured at the exchange amount, which is the amount agreed to between the related parties.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Madrona Ventures Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

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


/s/ Reese Baglole                                               November 6, 2007
-------------------------------------                           ----------------
Reese Baglole, President & Director                                  Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Dave Shaw                                                   November 6, 2007
-------------------------------------                           ----------------
Dave Shaw, Director                                                  Date