Form 10QSB
period 2007-10-31
Madrona Ventures, Inc.
filed 2007-12-10
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2007

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

There were 6,525,000 shares of Common Stock outstanding as of October 31, 2007.

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               Unaudited
                                                              October 31,         July 31,
                                                                  2007              2007
                                                                -------           -------
                                                                 - $ -             - $ -
ASSETS

Current assets
  Cash                                                               75               270
                                                                =======           =======

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                        7,500             7,500
  Due to a related party                                          3,500             3,000
                                                                -------           -------
                                                                 11,000            10,500
STOCKHOLDERS' EQUITY

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
   6,525,000 common shares                                        6,525             6,525
Additional paid in capital                                       48,975            48,975
Deficit accumulated during the exploration stage                (66,425)          (65,730)
                                                                -------           -------

                                                                (10,925)          (10,230)
                                                                -------           -------

                                                                     75               270
                                                                =======           =======


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                      Cumulative from
                                                Three months        Three months        June 21, 2005
                                                   ended               ended           (Inception) to
                                                 October 31,         October 31,         October 31,
                                                   2007                2006                2007
                                                 ---------           ---------           ---------
                                                   - $ -               - $ -               - $ -
EXPENSES
  General and administrative                           695                 795              27,410
  Mineral Interest                                      --               7,568              39,015
                                                 ---------           ---------           ---------
NET LOSS                                               695               8,363              66,425
                                                 =========           =========           =========

BASIC AND DILUTED NET LOSS PER SHARE                 (0.00)              (0.00)                 --
                                                 =========           =========           =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    6,525,000           6,525,000                  --
                                                 =========           =========           =========


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                         Cumulative from
                                                    Three months       Three months        June 21, 2005
                                                       ended              ended           (Inception) to
                                                     October 31,        October 31,         October 31,
                                                       2007               2006                2007
                                                     ---------          ---------           ---------
                                                       - $ -              - $ -               - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               (695)            (8,363)            (66,425)
  Changes in non cash working capital items:
    Accounts payable and accrued liabilities               --                 --               7,500
                                                      -------            -------             -------
Net cash used in operations                              (695)            (8,363)            (58,925)
                                                      -------            -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                   --                 --              55,500
  Due to a related party                                  500                 --               3,500
                                                      -------            -------             -------
Net cash provided by financing activities                 500                 --              59,000
                                                      -------            -------             -------
NET INCREASE IN CASH                                     (195)            (8,363)                 75

CASH, BEGINNING                                           270             30,822                  --
                                                      -------            -------             -------

CASH, ENDING                                               75             22,459                  75
                                                      =======            =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                               --                 --                  --
                                                      =======            =======             =======
  - Income taxes                                           --                 --                  --
                                                      =======            =======             =======


                           - See Accompanying Notes -

MADRONA VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements should be read in conjunction with the audited financial statements as of July 31, 2007 included in the Company's filing on Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended October 31, 2007.

We incurred operating expenses in the amount of $695 and $8,363 for the three-month periods ended October 31, 2007 and 2006. The 2007 operating expenses were comprised primarily of general and administrative expenses, while 2006 also included expenses for mineral interest.

Our net loss for the three-month period ended October 31, 2007 decreased $7,668 from the comparative period in fiscal 2006 (2006: $8,363).

At October 31, 2007, we had total assets of $75 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $11,000. Of that figure $3,500 is a loan due to our director which is interest-free, with no specific terms of repayment.

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB annual filing, and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

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

December 7, 2007                    Madrona Ventures Inc., Registrant


                                    By: /s/ Reese Baglole
                                       -----------------------------------------
                                       Reese Baglole, President, Chief Executive
                                       Officer, Principal Accounting Officer,
                                       and Chief Financial Officer