Form 10QSB
period 2008-01-31
Madrona Ventures, Inc.
filed 2008-03-11
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2008

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

There were 6,525,000 shares of Common Stock outstanding as of January 31, 2008.

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                                January 31,        July 31,
                                                                   2008              2007
                                                                  - $ -             - $ -
                                                                 -------           -------
ASSETS

Current assets
  Cash                                                               349               270
                                                                 =======           =======

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                         2,000             7,500
  Due to related parties                                          12,600             3,000
                                                                 -------           -------
                                                                  14,600            10,500

STOCKHOLDERS' DEFICIT

Common stock
  Authorized:
    75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
    6,525,000 common shares                                        6,525             6,525
  Additional paid in capital                                      48,975            48,975
  Deficit accumulated during the exploration stage               (69,751)          (65,730)
                                                                 -------           -------
                                                                 (14,251)          (10,230)
                                                                 -------           -------

                                                                     349               270
                                                                 =======           =======


              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Cumulative from
                                    Three months    Three months    Six months     Six months     June 21, 2005
                                       ended           ended          ended          ended        (Inception) to
                                     January 31,     January 31,    January 31,    January 31,      January 31,
                                        2008            2007           2008           2007             2008
                                        - $ -           - $ -          - $ -          - $ -            - $ -
                                      ---------       ---------      ---------      ---------        ---------
EXPENSES
  General and administrative              3,326             609          4,021          8,972           30,736
  Mineral interests                          --              --             --             --           39,015
                                      ---------       ---------      ---------      ---------        ---------

NET LOSS                                  3,326             609          4,021          8,972           69,751
                                      =========       =========      =========      =========        =========

BASIC AND DILUTED NET LOSS PER
SHARE                                     (0.00)          (0.00)         (0.00)         (0.00)
                                      =========       =========      =========      =========

WEIGHTED AVEAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED       6,525,000       6,525,000      6,525,000      6,525,000
                                      =========       =========      =========      =========


              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                      Cumulative from
                                                     Six months       Six months       June 21, 2005
                                                       ended            ended         (Inception) to
                                                     January 31,      January 31,       January 31,
                                                        2008             2007              2008
                                                       - $ -             - $ -             - $ -
                                                      -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             (4,021)           (8,972)          (69,751)
  Changes in non-cash working capital items:
  Accounts payable and accrued liabilities             (5,500)           (7,447)            2,000
  Due to related party                                  9,600                --            12,600
                                                      -------           -------           -------

Net cash used in operations                                79           (16,419)          (55,151)
                                                      -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                   --                --            55,500
                                                      -------           -------           -------

Net cash provided by financing activities                  --                --            55,500
                                                      -------           -------           -------

NET INCREASE (DECREASE) IN CASH                            79           (16,419)              349

CASH, BEGINNING                                           270            30,822                --
                                                      -------           -------           -------

CASH, ENDING                                              349            14,403               349
                                                      =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                               --                --                --
  - Income taxes                                           --                --                --
                                                      =======           =======           =======


              - See Accompanying Note to the Financial Statements-

MADRONA VENTURES INC.
(An Exploration Stage Company)
Note to the Financial Statements
January 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended January 31, 2008.

We incurred operating expenses in the amount of $3,326 and $609 for the three-month periods ended January 31, 2008 and 2007. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss for the three-month period ended January 31, 2008 increased $2,717 from the comparative period in fiscal 2007 (2007: $609).

At January 31, 2008, we had total assets of $349 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $14,600. Of that figure $12,600 is a loan due to our director which is interest-free, with no specific terms of repayment.

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

                                     BUDGETS
1  SAMPLING TELLURIC                                           $CDN        US $
Travel                    2 man days                            600
Bark sampling             Technician 3 days                     600
Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  150 samples @ $25 each              3,750
Sample transport                                                100
Food Lodging              5 man-days $75 per day                375
Truck rental/gas                                                400
Report/drafting                                               1,500
                                                       TOTAL  7,925       8,081
                                                              -----       -----
2 SAMPLING MOON
Travel                    2 man days                            600
Bark sampling             Technician 1 days                     200

Establishing Grid         Geologist 1 day/technician 1 day      600
Analysis                  60samples @ $25 each                3,750
Sample transport                                                 50
Food Lodging              3 man-days $75/day                    225
Truck rental/gas                                                250
Report/drafting                                                 500
                                                       TOTAL  6,175       6,297
                                                              -----       -----
3  TRENCHING
Backhoe rental            5 days @ 600/day                    3,000
Permitting                                                    4,000
Mobe /Demobe                                                  3,000
Supervision sampling      Geologist  5 days                   2,500
Travel                    Geologist  2 days                   1,000
Food and Lodging          5 days @ $75/day                      375
Truck rental /gas         7 days                                500
Report and drafting                                           1,500
Analysis                                                      1,500
Contingency                                                   2,000
                                                      TOTAL  19,375      19,756
                                                             ------      ------
                                                                         34,134
                                                                         ======

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB annual filing, and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

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

March 10, 2008                      Madrona Ventures Inc., Registrant


                                    By: /s/ Reese Baglole
                                       -----------------------------------------
                                       Reese Baglole, President, Chief Executive
                                       Officer, Principal Accounting Officer,
                                       and Chief Financial Officer