Form 10QSB
period 2008-04-30
Madrona Ventures, Inc.
filed 2008-05-23
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2008

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

There were 6,525,000 shares of Common Stock outstanding as of April 30, 2008.

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                                April 30,         July 31,
                                                                  2008              2007
                                                                 - $ -             - $ -
                                                                -------           -------
ASSETS

Current assets
  Cash                                                               10               270
                                                                =======           =======

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                        2,525             7,500
  Due to related parties                                         13,590             3,000
                                                                -------           -------

                                                                 16,115            10,500
                                                                -------           -------
STOCKHOLDERS' DEFICIT

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,525,000 common shares                                        6,525             6,525
  Additional paid in capital                                     48,975            48,975
  Deficit accumulated during the exploration stage              (71,605)          (65,730)
                                                                -------           -------

                                                                (16,105)          (10,230)
                                                                -------           -------

                                                                     10               270
                                                                =======           =======


                See Accompanying Note to the Financial Statements

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                      Cumulative from
                                       Three months     Three months    Nine months     Nine months    June 21, 2005
                                          ended            ended           ended          ended       (Inception) to
                                        April 30,        April 30,       April 30,       April 30,       April 30,
                                          2008             2007            2008            2007            2008
                                          - $ -            - $ -           - $ -           - $ -           - $ -
                                        ---------        ---------       ---------       ---------       ---------
EXPENSES
  General and administrative                1,854            5,125           5,875          13,976          32,590
  Mineral interests                            --               --              --           7,568          39,015
                                        ---------        ---------       ---------       ---------       ---------

NET LOSS                                    1,854            5,125           5,875          21,544          71,605
                                        =========        =========       =========       =========       =========

BASIC AND DILUTED NET LOSS PER SHARE        (0.00)           (0.00)          (0.00)          (0.00)
                                        =========        =========       =========       =========

WEIGHTED AVEAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED        6,525,000        6,525,000       6,525,000       6,525,000
                                        =========        =========       =========       =========


                See Accompanying Note to the Financial Statements

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                      Cumulative from
                                                    Nine months       Nine months      June 21, 2005
                                                      ended             ended         (Inception) to
                                                     April 30,         April 30,         April 30,
                                                       2008              2007              2008
                                                       - $ -             - $ -             - $ -
                                                      -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             (5,875)          (21,544)          (71,605)
  Changes in non-cash working capital items:
  Accounts payable and accrued liabilities             (4,975)           (5,327)            2,525
  Due to related party                                 10,590                --            13,590
                                                      -------           -------           -------

Net cash used in operations                              (260)          (26,871)          (55,490)
                                                      -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                   --                --            55,500
                                                      -------           -------           -------

Net cash provided by financing activities                  --                --            55,500
                                                      -------           -------           -------

NET INCREASE (DECREASE) IN CASH                          (260)          (26,870)               10

CASH, BEGINNING                                           270            30,822                --
                                                      -------           -------           -------

CASH, ENDING                                               10             3,951                10
                                                      =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                               --                --                --
  - Income taxes                                           --                --                --
                                                      =======           =======           =======


                See Accompanying Note to the Financial Statements

MADRONA VENTURES INC.
(An Exploration Stage Company)
Note to the Financial Statements
April 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended April 30, 2008.

We incurred operating expenses in the amount of $1,854 and $5,125 for the three-month periods ended April 30, 2008 and 2007. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss for the three-month period ended April 30, 2008 decreased $3,271 from the comparative period in fiscal 2007 (2007: $5,125).

At April 30, 2008, we had total assets of $10 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $16,115. Of that figure $13,590 is a loan due to our director which is interest-free, with no specific terms of repayment.

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

We plan to commence Phase 2 of the exploration program on the claim in the summer of 2008, if we are able to receive funding. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

We completed phase 1 of the exploration program during the current year. The results of phase 1 indicated that further exploration work on the claims is warranted. We anticipate commencing the second phase of our exploration program in the summer of 2008. Subject to financing and the results of phase 2 we anticipate commencing with phase 3 in fall 2008. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the Telluric Gold Property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

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

ITEM 6.   EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-139915, at the SEC website at www.sec.gov:

     Exhibit
     Number                                  Description
     ------                                  -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1 Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2008              Madrona Ventures Inc., Registrant


                          By: /s/ Reese Baglole
                              --------------------------------------------------
                              Reese Baglole, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer