Form 10-K
period 2008-07-31
Madrona Ventures, Inc.
filed 2008-10-14
CIK 1385508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2008

                        Commission file number 333-139915

                              Madrona Ventures Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                   N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                       245 King George Highway, Suite 501
                          Brantford, ON, Canada N3R 7N7
               (Address of Principal Executive Offices & Zip Code)

                                  (403)770-8095
                               (Telephone Number)

                              102-5212 48th Street
                        Red Deer, Alberta, Canada T4N 7C3
       (Former Name or Address of Principal Executive Offices & Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of July 31, 2008, the registrant had 6,525,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 8, 2008.

                              MADRONA VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Description of Business                                             3
Item 1A. Risk Factors                                                        4
Item 2.  Description of Property                                             6
Item 3.  Legal Proceedings                                                   6
Item 4.  Submission of Matters to a Vote of Securities Holders               6

                               Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   7
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8
Item 8.  Financial Statements                                               10
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               20
Item 9A. Controls and Procedures                                            20

                              Part III

Item 10. Directors and Executive Officers                                   22
Item 11. Executive Compensation                                             23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    24
Item 13. Certain Relationships and Related Transactions                     24
Item 14. Principal Accounting Fees and Services                             24

                               Part IV

Item 15. Exhibits                                                           25

Signatures                                                                  25

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

During the year ended July 31, 2008 we carried out exploration on our mineral claim, known as the Telluric Gold Property, consisting of 2 Mineral Title Submissions containing 40 cells totaling 1,099 acres. The results of exploration were not positive and we abandoned the property and allowed the claim to lapse as of August 15, 2008. Because the claim did not contain any reserves all funds that we spent on exploration were lost. The cost of the phase one exploration work was $7,568.

Our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are currently researching multiple properties.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors. However, we may not be able to raise sufficient funding from the sale of our common stock to fund any future exploration programs. We do not have any arrangements in place for any future equity financing.

If we do not secure additional funding for our exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in a property we identify for exploration. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

There has been no bankruptcy, receivership or similar proceeding.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in any jurisdiction in which we operate.

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

REPORTS TO SECURITIES HOLDERS

We will provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We were incorporated on June 21, 2005 and to date have been involved primarily in organizational activities, the acquisition of a mineral claim which we carried out exploration on and have since abandoned. We are currently researching other available properties on which we will carry out exploration. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON A MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If an exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance a claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under mining law in most jurisdictions, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect any initial exploration phase, if we identify exploitable minerals and proceed to excavation operations on a claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

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

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing space at the residence of our president at 245 King George Highway, Suite 501, Brantford, ON, Canada. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since April, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol MDRW. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

A total of 5,000,000 shares of our common stock are available for resale to the public after February, 2007, in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

HOLDERS

As of July 31, 2008, we have 6,525,000 Shares of $0.001 par value common stock issued and outstanding held by 70 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $83,654 in expenses through July 31, 2008.

The following table provides selected financial data about our company for the years ended July 31, 2008 and 2007.

           Balance Sheet Data:            7/31/08            7/31/07
           -------------------            -------            -------

           Cash                          $    206           $    270
           Total assets                  $    206           $    270
           Total liabilities             $ 28,360           $ 10,500
           Shareholders' equity          $(28,154)          $(10,230)

There was no cash provided by financing activities for the year ended July 31, 2008.

GOING CONCERN

Madrona Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Madrona which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $206 and liabilities being $28,360. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are currently researching multiple properties. We anticipate spending approximately $5,000 on professional fees, including fees payable in connection complying with reporting obligations, and general administrative costs during the next twelve months. If we experience a shortage of funds we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors. However, we may not be able to raise sufficient funding from the sale of our common stock to fund any future exploration programs. We do not have any arrangements in place for any future equity financing.

If we do not secure additional funding for our exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in a property we identify for exploration. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS


             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]


To the Stockholders and Board of Directors of Madrona Ventures, Inc.

We have audited the accompanying balance sheets of Madrona Ventures, Inc. (an exploration stage company) as of July 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and the period from June 21, 2005 (Inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Madrona Ventures, Inc. as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from June 21, 2005 (Inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ "DMCL"

                                           Dale Matheson Carr-Hilton Labonte LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
September 5, 2008

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                July 31,          July 31,
                                                                 2008              2007
                                                                 - $ -             - $ -
                                                                -------           -------
ASSETS

Current assets
  Cash                                                              206               270
                                                                =======           =======
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                       13,645             7,500
  Due to related party (Note 4)                                  14,715             3,000
                                                                -------           -------
                                                                 28,360            10,500
                                                                -------           -------
STOCKHOLDERS' DEFICIT

Common stock (Note 5)
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,525,000 (2007 - 6,525,000) common shares                     6,525             6,525
  Additional paid in capital                                     48,975            48,975
  Deficit accumulated during the exploration stage              (83,654)          (65,730)
                                                                -------           -------

                                                                (28,154)          (10,230)
                                                                -------           -------

                                                                    206               270
                                                                =======           =======

Contingency (Note 1)
Subsequent Event (Note 3)

             - See Accompanying Notes to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                Cumulative from
                                                                                                 June 21, 2005
                                                        Year ended           Year ended         (Inception) to
                                                         July 31,             July 31,             July 31,
                                                           2008                 2007                 2008
                                                           - $ -                - $ -                - $ -
                                                        ----------           ----------           ----------
EXPENSES
  General and administrative                                17,924               26,037               44,639
  Mineral interests (Note 3)                                    --                7,568               39,015
                                                        ----------           ----------           ----------

NET LOSS                                                    17,924               33,605               83,654
                                                        ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE                         (0.00)               (0.00)
                                                        ==========           ==========

WEIGHTED AVEAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED                                        6,525,000            6,525,000
                                                        ==========           ==========


             - See Accompanying Notes to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------

                                                                                      Cumulative from
                                                                                       June 21, 2005
                                                    Year ended        Year ended      (Inception) to
                                                     July 31,          July 31,          July 31,
                                                       2008              2007              2008
                                                       - $ -             - $ -             - $ -
                                                      -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            (17,924)          (33,605)          (83,654)
  Changes in non-cash working capital items:
  Accounts payable and accrued liabilities              6,145                53            13,645
  Due to related party                                 11,715             3,000            14,715
                                                      -------           -------           -------

Net cash used in operations                               (64)          (30,552)          (55,294)
                                                      -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Shares issued for cash                                   --                --            55,500
                                                      -------           -------           -------

Net cash provided by financing activities                  --                --            55,500
                                                      -------           -------           -------

NET CHANGE IN CASH                                        (64)          (30,552)              206

CASH, BEGINNING                                           270            30,822                --
                                                      -------           -------           -------

CASH, ENDING                                              206               270               206
                                                      =======           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                               --                --                --
                                                      =======           =======           =======
  - Income taxes                                           --                --                --
                                                      =======           =======           =======

             - See Accompanying Notes to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
Cumulative from June 21, 2005 (Inception) to July 31, 2008
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                                         Additional     During the
                                                Common Shares             Paid-in      Exploration
                                            Number        Par Value       Capital         Stage           Total
                                           ---------      ---------      ---------      ---------       ---------
Balance June 21, 2005                             --      $      --      $      --      $      --       $      --
                                           ---------      ---------      ---------      ---------       ---------

Balance July 31, 2005                             --             --             --             --              --
                                           ---------      ---------      ---------      ---------       ---------
Common shares issued for cash:
  - March 2006 at $0.01 per share          5,000,000          5,000             --             --           5,000
  - March 2006 at $0.01 per share          1,300,000          1,300         11,700             --          13,000
  - April 2006 at &0.01 per share             75,000             75          7,425             --           7,500
  - May 2006 at $ 0.20 per share             150,000            150         29,850             --          30,000

Net Loss                                          --             --             --        (32,125)        (32,125)
                                           ---------      ---------      ---------      ---------       ---------

Balance, July 31, 2006                     6,525,000          6,525         48,975        (32,125)         23,375
                                           ---------      ---------      ---------      ---------       ---------
Net Loss                                          --             --             --        (33,605)        (33,605)
                                           ---------      ---------      ---------      ---------       ---------

Balance, July 31, 2007                     6,525,000          6,525         48,975        (65,730)        (10,230)
                                           ---------      ---------      ---------      ---------       ---------
Net Loss                                          --             --             --        (17,924)        (17,924)
                                           ---------      ---------      ---------      ---------       ---------

Balance, July 31, 2008                     6,525,000      $   6,525      $  48,975      $ (83,654)      $ (28,154)
                                           =========      =========      =========      =========       =========

             - See Accompanying Notes to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

   The Company was incorporated in the State of Nevada on June 21, 2005 and is in the exploration stage. The Company is in the business of acquiring, exploring and developing mineral properties. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to explore its mineral property and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

   These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $83,654 since inception and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

   MINERAL INTERESTS

   The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

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

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash, accounts payable and amounts due to a related party approximates its fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

   INCOME TAXES

   The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

   In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an
   interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on August 1, 2007.

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   BASIC AND DILUTED LOSS PER SHARE

   The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

   STOCK-BASED COMPENSATION

   The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS No. 160"). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning June 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company's financial statements.

   In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, and will be adopted by the Company beginning in the year ending July 31, 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on the Company's financial statements.

   In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company's financial statements.

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements.

3. MINERAL INTERESTS

   TELLURIC GOLD CLAIM, BRITISH COLUMBIA, CANADA

   By a Bill of Sale dated May 1, 2006, the Company acquired a 100% undivided right, title and interest in and to the Telluric Gold Claim located in the province of British Columbia, Canada from an unrelated party. Consideration for the acquisition was $20,000. Cumulative property costs of $39,015 (July 31 2007 - $39,015) were charged to operations. Subsequent to July 31, 2008, the Company concluded that the Telluric Gold Claims exploration results were not satisfactory and decided to abandon the claim.

4. RELATED PARTY TRANSACTIONS

   At July  31,  2008,  $14,715  (2007 -  $3,000)  is due to an  officer  of the
   Company. This amount is non-interest bearing, unsecured, with no stated terms or repayment. Related party transactions are measured at the exchange amount, which is the amount agreed to between the related parties.

5. CAPITAL STOCK

   The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

   At July 31, 2008, there were no outstanding stock options or warrants.

MADRONA VENTURES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2008
--------------------------------------------------------------------------------

6. INCOME TAXES

As of July 31, 2008, the Company had net operating loss carry forwards of approximately $84,000 (2007 - $66,000) that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

                                                    2008                2007
                                                  --------            --------

Loss before income taxes                          $(17,924)           $(33,605)
Statutory tax rate                                      35%                 35%
                                                  ========            ========
Expected recovery of income taxes computed
 at standard rates                                   6,723              11,762

Valuation Allowance                                 (6,723)            (11,762)
                                                  --------            --------
Income tax provision                              $     --            $     --
                                                  ========            ========

The approximate tax effect of each type of temporary difference that gives rise to the Company's deferred tax assets and liabilities are as follows:

                                                     2008                2007
                                                   --------            --------
Components of deferred tax assets
   Non capital loss carry forwards                 $ 29,400            $ 23,100

   Less: Valuation allowance                        (29,400)            (23,100)
                                                   --------            --------

Net deferred tax asset                             $     --            $     --
                                                   ========            ========

Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting. We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee and we have no outside directors on the Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Madrona Ventures Inc., whose one year terms will expire on 07/01/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------
Reese Baglole            29      President,        6/21/05            7/01/09
245 King George Hwy              Secretary,
Brantford, ON                    Treasurer,
Canada N3R 7N7                   CFO, CEO &
                                 Director

Dave Shaw                61      Director          6/21/05            7/01/09
332-118 Wyse Road
Dartmouth, Nova Scotia
Canada B3A 1N7

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

RESUMES

REESE BAGLOLE has been President, CEO, Treasurer, CFO, Secretary and Director of the Company since inception.

From 2001 to the present he has been employed by Esco, Ltd. as a welder. Esco, Ltd. is an offshore drilling rig company.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our current officers receive no compensation. The current Board of Directors is comprised solely of Reese Baglole and Dave Shaw.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
R Baglole        2008       -0-         -0-        -0-           -0-           -0-        -0-         -0-
President        2007       -0-         -0-        -0-           -0-           -0-        -0-         -0-
                 2006       -0-         -0-        -0-           -0-           -0-        -0-         -0-

D Shaw           2008       -0-         -0-        -0-           -0-           -0-        -0-         -0-
Director         2007       -0-         -0-        -0-           -0-           -0-        -0-         -0-
                 2006       -0-         -0-        -0-           -0-           -0-        -0-         -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Madrona Ventures Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2006, a total of 5,000,000 shares of Common Stock were issued to Reese Baglole and Dave Shaw in exchange for $5,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officers and directors of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $14,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2008.

The total fees charged to the company for audit services were $11,200 for audit-related services were $4,000, for tax services were $1,200 and for other services were $Nil during the year ended July 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                         Description
     ------                         -----------

     * 3(i)                 Articles of Incorporation
     * 3(ii)                Bylaws
      31.1                  Sec. 302 Certification of CEO
      31.2                  Sec. 302 Certification of CFO
      32                    Sec. 906 Certification of CEO/CFO

----------
* Incorporated by reference to our SB-2 Registration Statement filed on 1/11/07

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Reese Baglole                                             October 8, 2008
---------------------------------------                       ---------------
Reese Baglole, President & Director                                 Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)


/s/ Dave Shaw                                                 October 8, 2008
---------------------------------------                       ---------------
Dave Shaw, Director                                                 Date