Form 10-Q
period 2008-10-31
Madrona Ventures, Inc.
filed 2008-12-15
CIK 1385508

U.S.SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13) or 15(d) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2008

                        Commission File Number 333-139915


                             MADRONA VENTURES, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                       N/A
(State of incorporation)                                    (Employer ID Number)

                              102-5212 48th.Street.
                        Red Deer, Alberta, Canada T4N 7C3
                                 (403)-770-8095
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

There were 6,525,000 shares of Common Stock outstanding as of October 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

MADRONA VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                                October 31,         July 31,
                                                                   2008               2008
                                                                 --------           --------
ASSETS

CURRENT
  Cash                                                           $      7           $    206
                                                                 ========           ========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                       $  9,600           $ 13,645
  Due to related party                                             23,933             14,715
                                                                 --------           --------
                                                                   33,533             28,360
                                                                 --------           --------
STOCKHOLDERS' DEFICIT
  Common stock
   Authorized:
    75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
    6,525,000 common shares (July 31, 2008 - 6,525,000)             6,525              6,525
  Additional Paid-in Capital                                       48,975             48,975
  Deficit accumulated during the exploration stage                (89,026)           (83,654)
                                                                 --------           --------
                                                                  (33,526)           (28,154)
                                                                 --------           --------

                                                                 $      7           $    206
                                                                 ========           ========


    The accompanying note is an integral part of these financial statements.

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative from
                                                   Three months         Three months         June 21, 2005
                                                      ended                ended            (Inception) to
                                                    October 31,          October 31,          October 31,
                                                       2008                 2007                 2008
                                                    ----------           ----------           ----------
EXPENSES
  Administrative Expense                            $    5,372           $      695           $   50,011
  Mineral Interests                                         --                   --               39,015
                                                    ----------           ----------           ----------

NET LOSS                                            $   (5,372)          $     (695)          $  (89,026)
                                                    ==========           ==========           ==========

NET LOSS PER SHARE - BASIC AND DILUTED              $    (0.00)          $    (0.00)
                                                    ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                   6,525,000            6,525,000
                                                    ==========           ==========


    The accompanying note is an integral part of these financial statements.

MADRONA VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Cumulative from
                                                    Three months       Three months       June 21, 2005
                                                       ended              ended          (Inception) to
                                                     October 31,        October 31,        October 31,
                                                        2008               2007               2008
                                                      --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                            $ (5,372)          $   (695)          $(89,026)
  Non-cash working capital items:
    Accounts payable and accrued liabilities            (4,045)                --              9,600
    Due to related party                                 9,218                500             23,933
                                                      --------           --------           --------
NET CASH USED IN OPERATIONS                               (199)              (195)           (55,493)
                                                      --------           --------           --------
CASH FLOW FROM FINANCING ACTIVITIES
  Shares issued for cash                                    --                 --             55,500
                                                      --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --                 --             55,500
                                                      --------           --------           --------

INCREASE (DECREASE) IN CASH                               (199)              (195)                 7

CASH, BEGINNING                                            206                270                 --
                                                      --------           --------           --------

CASH, ENDING                                          $      7           $     75           $      7
                                                      ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for
  Interest                                            $     --           $     --           $     --
  Income taxes                                        $     --           $     --           $     --
                                                      ========           ========           ========


    The accompanying note is an integral part of these financial statements.

                                MADRONA VENTURES
                        NOTES TO THE FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of The Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, accept as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2008 included in the Company's report on Form 10-K filed with The Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ended July 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this form 10-Q. Except for the historical information contained herein, the discussion in this form 10-Q contains certain forward-looking statements that involve risk and uncertainties, such as statements of plans, objectives, expectations and intentions. The cautionary statements made in this form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this form 10-Q. The Company's actual results could differ materially from those discussed here.

The Company was incorporated in the State of Nevada on June 21, 2005 and is an exploration stage company. The Company is in the business of acquiring, exploring and developing mineral properties.

During the year ended July 31, 2008 we carried out exploration of our mineral claim, known as the Telluric Gold Property, consisting of 2 Mineral Title Submissions containing 40 cells totaling 1,099 acres. The results of exploration were not positive and we abandoned the property and allowed the claim to lapse as of August 15, 2008. The claim did not contain any reserves and therefore all funds that we spent on exploration were lost. The cost of phase one exploration work was $7,568.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We anticipate spending approximately $20,000 on professional fees including fees payable in connection with complying with reporting obligations and general administrative costs during the next twelve months. Unless we are able to raise additional funding and secure a property for exploration, the $20,000 will be our total estimated operating costs.

MONTHS 1 THROUGH 3

Bookkeeping, general expenses and filing fees, $4,600

MONTHS 4 THROUGH 6

Bookkeeping, general expenses and filing fees, $4,500

MONTHS 7 THROUGH 9

Bookkeeping, general expenses and filing fees, $6,200

MONTHS 10 THROUGH 12

Bookkeeping, general expenses and filing fees, $4,700

We expect to operate at a loss during our initial development/operating period.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We may consider seeking an arrangement with a joint-venture partner that would provide the required funding in exchange for a part interest in any mineral property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

We expect to continue to search for mineral properties that we can explore but there is no guaranty that this will occur.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending October 31, 2008 and have generated no revenues since inception.

There was no cash provided by financing activities for the three month period ending October 31, 2008.

We have incurred operating expenses in the amount of $5,372 for the three month period ending October 31, 2008. For the same three month period ending October 31, 2007 our operating expense was $695.

Our net loss for the three month period ending October 31, 2008 was $5,372.Our net loss from inception through October 31, 2008 was $89,026

At October 31, 2008 we had total assets of $7 in cash and at the same date accounts payable of $9,600.

The following table provides selected financial data about our Company as at October 31, 2008 and July 31, 2008.

           Balance Sheet Data:           10/31/08            7/31/08
           -------------------           --------            -------

           Cash                          $      7           $    206
           Total assets                  $      7           $    206
           Total Liabilities             $ 33,535           $ 28,360
           Shareholder's equity          $(33,526)          $(28,154)

We have not attained profitable operations and are dependent upon obtaining financing to pursue the exploration of mineral properties.

In their report on our audited financial statements as at July 31, 2008, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2008 audited financial statements and notes thereto, which can be found in our Form 10K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

Our significant accounting policies are as follows:

MINERAL INTERESTS

The Company has been in the exploration stage of its resource business since its formation on June 21, 2005 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition, exploration and development costs are expensed as incurred until such a time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under FASB Statement No. 144 prior to determining the existence of a commercially mineral deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage. Further, the Company has considered the guidance under EITF 04-2 and has and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the unit-of-production method over the estimated life of proven reserves. As of the date of these financial statements, the Company has incurred only exploration costs which have been charged to operations. To date the Company has not established and proven or probable reserves on its mineral properties.

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar. No significant gains or losses were recorded from inception (June 25, 2005) to October 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting Company we are not required to provide the disclosure required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weakness in our internal controls and therefore there were no corrective actions taken.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on form 8-K during the period of this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

     Exhibit
     Number                     Description
     ------                     -----------

       3.1          Articles of Incorporation*
       3.2          Bylaws*
      31.1          Rule 13a-14(a)/14a-15(d) Certification
      31.2          Rule 13a-14(a)/14a-15(d) Certification
      32.1          Certification pursuant to 18 U.S.C. 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2008                 Madrona Ventures Inc., Registrant


                                  By: /s/ Reese Baglole
                                     -------------------------------------------
                                     Reese Baglole President, Chief Executive
                                     Officer, Chief Financial Officer, Principal
                                     Accounting Officer, Treasurer & Director


                                  By: /s/ Dave Shaw
                                     -------------------------------------------
                                     Dave Shaw, Director