Form 10-Q
period 2009-01-31
Madrona Ventures, Inc.
filed 2009-03-10
CIK 1385508

U.S.SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13) or 15(d) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2009

                        Commission File Number 333-139915


                             MADRONA VENTURES, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                       N/A
(State of incorporation)                                    (Employer ID Number)

                              102-5212 48th. Street
                        Red Deer, Alberta, Canada T4N 7C3
                                 (403) 770-8095
          (Address and telephone number of principal executive offices)

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

There were 6,525,000 shares of Common Stock outstanding as of January 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

MADRONA VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------

                                                               January 31,        July 31,
                                                                  2009              2008
                                                                 - $ -             - $ -
                                                                -------           -------
ASSETS

Current assets
  Cash                                                               87               206
                                                                =======           =======

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                       11,600            13,645
  Due to related parties                                         25,334            14,715
                                                                -------           -------
                                                                 36,934            28,360
STOCKHOLDERS' DEFICIT

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,525,000 common shares                                        6,525             6,525
  Additional paid in capital                                     48,975            48,975
  Deficit accumulated during the exploration stage              (92,347)          (83,654)
                                                                -------           -------

                                                                (36,847)          (28,154)
                                                                -------           -------

                                                                     87               206
                                                                =======           =======

              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Cumulative from
                                  Three months      Three months       Six months        Six months       June 21, 2005
                                     ended             ended             ended             ended         (Inception) to
                                   January 31,       January 31,       January 31,       January 31,       January 31,
                                      2009              2008              2009              2008              2009
                                     - $ -             - $ -             - $ -             - $ -             - $ -
                                   ---------         ---------         ---------         ---------         ---------
EXPENSES
General and administrative             3,321             3,326             8,693             4,021            53,332
Mineral interests                         --                --                --                --            39,015
                                   ---------         ---------         ---------         ---------         ---------

NET LOSS                               3,321             3,326             8,693             4,021            92,347
                                   =========         =========         =========         =========         =========

BASIC AND DILUTED NET LOSS
 PER SHARE                             (0.00)            (0.00)            (0.00)            (0.00)
                                   =========         =========         =========         =========

WEIGHTED AVEAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED   6,525,000         6,525,000         6,525,000         6,525,000
                                   =========         =========         =========         =========

              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                      Cumulative from
                                                     Six months        Six months       June 21, 2005
                                                       ended             ended         (Inception) to
                                                     January 31,       January 31,       January 31,
                                                        2009              2008              2009
                                                       - $ -             - $ -             - $ -
                                                      -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             (8,693)           (4,021)          (92,347)
  Changes in non-cash working capital items:
  Accounts payable and accrued liabilities             (2,045)           (5,500)           11,600
                                                      -------           -------           -------

Net cash used in operations                           (10,738)           (9,521)          (80,747)
                                                      -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                          10,619             9,600            25,334
  Shares issued for cash                                   --                --            55,500
                                                      -------           -------           -------

Net cash provided by financing activities              10,619             9,600            80,834
                                                      -------           -------           -------

NET INCREASE (DECREASE) IN CASH                          (119)               79                87

CASH, BEGINNING                                           206               270                --
                                                      -------           -------           -------

CASH, ENDING                                               87               349                87
                                                      =======           =======           =======

Supplemental cash flow information:

Cash paid for:
  - Interest                                               --                --                --
  - Income taxes                                           --                --                --
                                                      =======           =======           =======


              - See Accompanying Note to the Financial Statements-

MADRONA VENTURES INC.
(An Exploration Stage Company)
Note to the Financial Statements
January 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008 included in the Company's Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending January 31, 2009 and have generated no revenues since inception.

There was no cash provided by financing activities for the three month period ending January 31, 2009.

We have incurred operating expenses in the amount of $3,321 for the three month period ending January 31, 2009. For the same three month period ending January 31, 2008 our operating expense was $3,326.

Our net loss for the three month period ending January 31, 2009 was $3,321. Our net loss from inception through January 31, 2009 was $92,347.

At January 31, 2009 we had total assets of $87 in cash and at the same date accounts payable of $11,600.

The following table provides selected financial data about our Company as at January 31, 2009 and July 31, 2008.

           Balance Sheet Data:            1/31/09            7/31/08
           -------------------            -------            -------

           Cash                          $     87           $    206
           Total assets                  $     87           $    206
           Total Liabilities             $ 36,934           $ 28,360
           Shareholder's equity          $(36,847)          $(28,154)

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

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar. No significant gains or losses were recorded from inception (June 25, 2005) to January 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting Company we are not required to provide the disclosure required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

     Exhibit
     Number                   Description
     ------                   -----------

          3.1        Articles of Incorporation*
          3.2        Bylaws*
         31.1        Rule 13a-14(a)/14a-15(d) Certification
         31.2        Rule 13a-14(a)/14a-15(d) Certification
         32.1        Certification pursuant to 18 U.S.C. 1350
         32.2        Certification pursuant to 18 U.S.C. 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2009                    Madrona Ventures Inc., Registrant


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