Form 10-Q
period 2009-04-30
Madrona Ventures, Inc.
filed 2009-06-09
CIK 1385508

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13) or 15(d) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2009

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

There were 6,525,000 shares of Common Stock outstanding as of April 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

MADRONA VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------

                                                                April 30,          July 31,
                                                                  2009               2008
                                                                  - $ -              - $ -
                                                                --------           --------
ASSETS

Current assets
  Cash                                                                --                206
                                                                ========           ========

LIABILITIES
  Bank Indebtedness                                                    5                 --
  Accounts payable and accrued liabilities                        12,342             13,645
  Due to related parties                                          28,816             14,715
                                                                --------           --------
                                                                  41,163             28,360

STOCKHOLDERS' DEFICIT

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,525,000 common shares                                         6,525              6,525
  Additional paid in capital                                      48,975             48,975
  Deficit accumulated during the exploration stage               (96,663)           (83,654)
                                                                --------           --------
                                                                 (41,163)           (28,154)
                                                                --------           --------

                                                                      --                206
                                                                ========           ========


              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                      Cumulative from
                                       Three months     Three months    Nine months     Nine months    June 21, 2005
                                          ended            ended           ended          ended       (Inception) to
                                        April 30,        April 30,       April 30,       April 30,       April 30,
                                          2009             2008            2009            2008            2009
                                          - $ -            - $ -           - $ -           - $ -           - $ -
                                       ----------       ----------      ----------      ----------      ----------
EXPENSES
  General and administrative                4,317            1,854          13,009           5,875          57,648
  Mineral interests                            --               --              --              --          39,015
                                       ----------       ----------      ----------      ----------      ----------

NET LOSS                                    4,317            1,854          13,009           5,875          96,663
                                       ==========       ==========      ==========      ==========      ==========

BASIC AND DILUTED NET LOSS PER
 SHARE                                      (0.00)           (0.00)          (0.00)          (0.00)
                                       ==========       ==========      ==========      ==========

WEIGHTED AVEAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED        6,525,000        6,525,000       6,525,000       6,525,000
                                       ==========       ==========      ==========      ==========


              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative from
                                                            Nine months        Nine months       June 21, 2005
                                                               ended             ended          (Inception) to
                                                             April 30,          April 30,          April 30,
                                                               2009               2008               2009
                                                               - $ -              - $ -              - $ -
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    (13,009)            (5,875)           (96,663)
  Changes in non-cash working capital items:
    Accounts payable and accrued liabilities                   (1,303)            (4,975)            12,342
                                                             --------           --------           --------
Net cash used in operations                                   (14,312)           (10,850)           (84,321)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                                                 5                 --                  5
  Advances from related party                                  14,101             10,590             28,816
  Shares issued for cash                                           --                 --             55,500
                                                             --------           --------           --------
Net cash provided by (used in) financing activities            14,106            (10,590)            84,321
                                                             --------           --------           --------

NET DECREASE IN CASH                                             (206)              (260)                --

CASH, BEGINNING                                                   206                270                 --
                                                             --------           --------           --------

CASH, ENDING                                                       --                 10                 --
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  - Interest                                                       --                 --                 --
  - Income taxes                                                   --                 --                 --
                                                             ========           ========           ========


              - See Accompanying Note to the Financial Statements -

MADRONA VENTURES INC.
(An Exploration Stage Company)
Note to the Financial Statements
April 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008 included in the Company's Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending April 30, 2009 and have generated no revenues since inception.

There was no cash provided by financing activities for the three month period ending April 30, 2009.

We have incurred operating expenses in the amount of $4,317 for the three month period ending April 30, 2009. For the same three month period ending April 30, 2008 our operating expense was $1,854.

Our net loss for the three month period ending April 30, 2009 was $4,317. Our net loss from inception through April 30, 2009 was $96,663.

At April 30, 2009 we had no assets and at the same date accounts payable of $41,163.

The following table provides selected financial data about our Company as at April 30, 2009 and July 31, 2008.

           Balance Sheet Data:            4/30/09            7/31/08
           -------------------            -------            -------

           Cash                          $      0           $    206
           Total assets                  $      0           $    206
           Total Liabilities             $ 41,163           $ 28,360
           Shareholder's equity          $(41,163)          $(28,154)

We have not attained profitable operations and are dependent upon obtaining financing to pursue the exploration of mineral properties.

In their report on our audited financial statements as at July 31, 2008, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2008 audited financial statements and notes thereto, which can be found in our Form 10-K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

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

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar. No significant gains or losses were recorded from inception (June 25, 2005) to April 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 9, 2009                     Madrona Ventures Inc., Registrant


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