Form 10-K
period 2009-07-31
Lightlake Therapeutics Inc.
filed 2009-10-15
CIK 1385508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51753

LIGHTLAKE THERAPEUTICS INC.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Queens Quay West, Suite 225, Toronto, ON, Canada	M5J 2Y7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (416)841-5414

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☑ No  ☐

As of July 31, 2009, the registrant had 6,525,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 8, 2008.

ITEM 1 – Description of Business

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

We are a development stage company with no revenue and limited assets.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern as the Company has limited its’ activities to raising capital.

During the year ended July 31, 2009, the company carried out very limited operations and on June 26, 2009 Belmont Partners (Belmont) acquired a controlling interest of approximately 76.6% of the Company’s outstanding shares. (ref: Form 8-K filing date June 26, 2009) On July 31, 2009, the Pelikin Group acquired the 5,000,000 shares from Belmont  (see exhibit 4) and will be continuing operations as a pharmaceutical company focusing on developing new and innovative solutions to obesity and eating disorders.

Our plan of operation for the next twelve months is to pursue the Phase 2 clinical trials in Helsinki, Finland on the user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  (see Exhibit 5, Sinclair Agreement) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behaviour program pioneered by Dr. David Sinclair.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our director.  However, we may not be able to raise sufficient funding from the sale of our common stock to fund our operations.

There has been no bankruptcy, receivership or similar proceeding.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing of pharmaceutical product.

We have one patent application with the US Patent Office (US Patent application, Jan. 10, 2005, Appln. S.N. 11/031,534) (see exhibit 6)  We are in the planning stages of branding and naming our future product.  We plan to trademark the product name and the overall weight loss program.  We have no current plans for any registrations such as franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

We are required to apply for or have any government approval for our products or services.

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our officer, Seijin Ki who currently devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We will provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC (space here )20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

WE ARE A DEVELOPMENTAL STAGE COMPANY AND EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on June 21, 2005 and to date have been involved primarily in organizational activities, the acquisition of a mineral claim which we carried out exploration on and have since abandoned. We are currently changing our business model and have now entered into a new industry.  The previous Board of Directors has resigned and new management has been placed.  The Company will now operate as a pharmaceutical company focusing on developing new and innovative solutions to obesity and eating disorders.  We have not generated any revenues as of the date of this report.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the clinical trials that will be conducted and on the development of new solutions to obesity and eating disorders.  These potential problems include, but are not limited to, unanticipated problems relating to the clinical trials, and additional costs and expenses that may exceed current budget estimates for the completion of the trials. Prior to completion of our Phase 2 and Phase 3 clinical trials, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate funding, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR MADRONA VENTURES INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE PHARMACEUTICAL INDUSTRY, OUR BUSINESS HAS A HIGHER RISK OF FAILURE

Our management has no professional training or technical credentials in the field of medicine or in research or science. As a result, they may not be able to recognize and take advantage of potential new developments in the solutions to obesity and eating disorders without the aid of qualified pharmacological or medical consultants. Their decisions and choices may not take into account practices and procedures pharmaceutical companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Ki our sole officer and director, currently devotes approximately 6-8 hours per week providing management services to us. While he presently possesses the adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Dr. David Sinclair will be advising the company through the clinical testing phases and will become one of our chief scientific advisors.  David Sinclair, PhD, began alcoholism research as a University of Cincinnati undergraduate, discovering that the usual treatment, forced abstinence, actually increases craving. After getting his doctorate in 1972 at the University of Oregon, he joined what is now the unit on prevention and treatment of addictions of Finland’s National Institute for Health and Welfare, looking for a better alcoholism treatment.  The solution, pharmacological extinction, became apparent after writing the 1981 book, The Rest Principle: A Neurophysiological Theory of Behavior.  He subsequently worked on the preclinical studies and clinical trials proving the concept and on practical implementations. His work is featured in Dr. Roy Eskapa's 2008 book, The Cure for Alcoholism  He currently is doing research on extensions to other addictions and on a new treatment for panic disorders.

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

Our shares are defined as a Penny Stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the Broker-Dealer. For transactions covered by the penny stock rules, a Broker-Dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the Broker-Dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the Broker-Dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may make it difficult for our shareholders to resell any shares, if at all.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

Our shares are quoted on the OTC Electronic Bulletin Board under the symbol "LLTP". To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require cash to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to remain in compliance it may be difficult for our shareholders to resell any shares, if at all.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing space at the residence of our president at 225-230 Queens Quay West, Toronto, ON, M5J 2Y7.   We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since April, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol MDRW and then MDRV.  On October 7, 2009 the Company started trading as Lightlake Therapeutics Inc and under the symbol LLTP.  There has been no active trading market and thus no high and low sales prices to report.

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

HOLDERS

As of July 31, 2009, we have 6,525,000 Shares of $0.001 par value common stock issued and outstanding held by 70 shareholders of record. We have no other classes of shares authorized for issuance.

As of the date of this filing, we have 157,358,333 Shares of $0.001 par value common stock issued and outstanding held by 70 shareholders of record. We have no other classes of shares authorized for issuance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception on June 21, 2005 and have incurred $98,273 in operating expenses which was offset by a forgiveness of debt in the amount of $43,163 resulting in an overall accumulated losses of $55,210 through July 31, 2009.

The following table provides selected financial data about our company for the years ended July 31, 2009 and 2008.

Balance Sheet Data:	07/31/09		7/31/08

Cash		$290	$206
Total assets		$290	$206
Total liabilities	$	- 0 -	$28,360
Shareholders' equity		$290	$(28,154)

There was no cash provided by financing activities for the year ended July 31,(space here)2009.

GOING CONCERN

Lightlake Therapeutics Inc. is a development stage enterprise and currently has no operations. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern .

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2009 was $290 together with no outstanding liabilities. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to pursue the Phase 2 clinical trials in Helsinki, Finland on the user patents that were acquired August 24, 2009. The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behaviour program pioneered by Dr David Sinclair.  We anticipate spending approximately $10,000 on professional fees, including fees payable in connection complying with reporting obligations, and general administrative costs during the next twelve months. If we experience a shortage of funds we may utilize funds from our director, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  The Company’s European Patent (Application Number 06396001) EP 1681057B1 and our US patent application 11/031,534.  (See exhibits 6 & 7)

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our director.  However, we may not be able to raise sufficient funding from the sale of our common stock to fund any future exploration programs. We do not have any arrangements in place for any future equity financing.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our director.  However, we may not be able to raise sufficient funding from the sale of our common stock to fund our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

September 3, 2009 To the Board of Directors Madrona Ventures, Inc.	PS STEPHENSON & CO., P.C. Certified Public Accountants 1609 N. Richmond Road Wharton, Texas 77488

We have audited the financial statements of Madrona Ventures, Inc. for the year ended July 31, 2009, and have issued our report thereon dated September 3, 2009. Professional standards require that we provide you with the following information related to our audit.

Our Responsibility under Public Company Accounting Oversight Board Standards
As stated in our engagement letter dated July 31, 2009, our responsibility, as described by professional standards, is to plan and perform our audit to obtain reasonable, but not absolute, assurance that the financial statements are free of material misstatement and are fairly presented in accordance with U.S. generally accepted accounting principles. Because an audit is designed to provide reasonable, but not absolute, assurance and because we did not perform a detailed examination of all transactions, there is a risk that material misstatements may exist and not be detected by us.

Critical Accounting Policies and Practices
Management is responsible for the selection and use of appropriate accounting policies. In accordance with the terms of our engagement letter, we will advise management about the appropriateness of accounting policies and their application. The critical accounting policies used by Madrona Ventures, Inc. are described in Note 2 to the financial statements. No new accounting policies were adopted and the application of existing policies was not changed during fiscal 2009. We noted no transactions entered into by the Company during the year that were both critical and unusual, and of which, under professional standards, we are required to inform you, or transactions for which there is a lack of authoritative guidance or consensus.

Quality of the Company's Accounting Principles
Management is responsible not only for the appropriateness of the accounting policies and practices, but also for the quality of such policies and practices. The quality includes the consistency of the accounting policies and their application, the clarity and completeness of the financial statements, and includes items that have a significant impact on the representational faithfulness, verifiability, and neutrality of the accounting information included in the financial statements.

Management's Judgments and Accounting Estimates
Accounting estimates are an integral part of the financial statements prepared by management and are based on management's knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The most sensitive estimate(s) affecting the financial statements was (were):

Management's estimate of the valuation of a fair value stock price is based on the active market for the common stock, trading volumes, and restrictions on stock sales. We evaluated the key factors and assumptions used to develop the stock price valuation in determining that it is reasonable in relation to the financial statements taken as a whole.

Audit Adjustments
For purposes of this letter, professional standards define an audit adjustment as a proposed correction of the financial statements that, in our judgment, may not have been detected except through our auditing procedures. An audit adjustment may or may not indicate matters that could have a significant effect on the Company's financial reporting process (that is, cause future financial statements to be materially misstated). In our judgment, none of the adjustments we proposed, whether recorded or unrecorded by the Company, either individually or in the aggregate, indicate matters that could have a significant effect on the Company's financial reporting process.

Disagreements with Management
For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor's report. We are pleased to report that no such disagreements arose during the course of our audit.

Consultations with Other Independent Accountants
In some cases, management may decide to consult with other accountants about auditing and accounting matters, similar to obtaining a "second opinion" on certain situations. If a consultation involves application of an accounting principle to the Company's financial statements or a determination of the type of auditor's opinion that may be expressed on those statements, our professional standards require the consulting accountant to check with us to determine that the consultant has all the relevant facts. To our knowledge, there were no such consultations with other accountants.

Issues Discussed Prior to Retention of Independent Auditors
We generally discuss a variety of matters, including the application of accounting principles and auditing standards, with management each year prior to retention as the Company's auditors. However, these discussions occurred in the normal course of our professional relationship and our responses were not a condition to our retention.

Difficulties Encountered in Performing the Audit
We encountered no significant difficulties in dealing with management in performing and completing our audit.

(Other Information in Documents Containing Audited Financial Statements)
Our audited financial statements are included in the Company's annual report. Our responsibility for the other information contained in the annual report does not extend beyond the financial information identified in our audit report. We do not have an obligation to perform any procedures to corroborate the other information contained in the annual report. However, we read the other information and considered whether such information, or the manner of its presentation, was materially inconsistent with information, or the manner of its presentation, appearing in the financial statements. Nothing came to our attention that caused us to believe that such information, or its manner of presentation, was materially inconsistent with the information, or manner of its presentation, appearing in the financial statements.

This information is intended solely for the use of the Audit Committee, Board of Directors, and management of Madrona Ventures, Inc. and is not intended to be and should not be used by anyone other than these specified parties.

Very truly yours,

PS Stephenson & Co., PC Wharton, Texas

Madrona Ventures, Inc.

Financial Statements

For the Year Ended

July 31, 2009

PS Stephenson & Co., P.C.

Certified Public Accountants

Wharton, Texas

Madrona Ventures, Inc.
Index to Financial Statements
July 31, 2009

Page
Number

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheet as of July 31, 2009 and 2008	2

Statements of Operations for the years ended July 31, 2009 and 2008
and for the period from Re-entering Development Stage to	3
July 31, 2009

Statement of Changes in Shareholders' Deficit
for the years ended July 31, 2009 and 2008 and the period from
Re-entering Development Stage to July 31, 2009	4

Statement of Cash Flows for the years ended July 31, 2009 and 2008
and for the period from Re-entering Development Stage to	5
July 31, 2009

Notes to Financial Statements	6

Madrona Ventures
Balance Sheet
July 31, 2009 and 2008

	July 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$290	$206
Other current assets	-	-
Total current assets	290	206

Other assets	-	-

Total assets	$290	$206

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$-	$13,645
Due to related party	-	14,715
Total liabilities	-	28,360

Stockholders' equity (deficit)
Common stock; par value $0.001; 75,000,000 shares authorized;
6,525,000 shares issued and outstanding	6,525	6,525
Additional paid-in capital	48,975	48,975
Accumulated deficit during the development stage	(55,210)	(83,654)
Total stockholders' deficit	290	(28,154)
Total liabilities and stockholders' equity	$290	$206

The accompanying notes are an integral part of these financial statements.

2

Madrona Ventures, Inc.
Statements of Operations
For the Years Ended July 31, 2009 and 2008 and the Period From
Inception (June 21, 2005) to July 31, 2009

			From Inception
			(June 21, 2005)
	Year Ended July 31,		to July 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	14,719	17,924	59,358
Mineral interests	-	-	39,015
Total operating expenses	14,719	17,924	98,373

Income (loss) from operations	(14,719)	(17,924)	(98,373)

Other income (expense)
Debt forgiveness	43,163	-	43,163
Total other income (expense)	43,163	-	43,163

Income (loss) before provision for income taxes	28,444	(17,924)	(55,210)

Provision for income taxes	-	-	-

Net income (loss)	$28,444	$(17,924)	$(55,210)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$0.00	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	6,525,000	6,525,000

The accompanying notes are an integral part of these financial statements.

3

Madrona Ventures, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended July 31, 2009 and 2008 and the Period From
Inception (June 21, 2005) to July 31, 2009

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-		5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700		13,000
April 2006 at $0.01 per share	75,000	75	7,425		7,500
May 2006 at $0.01 per share	150,000	150	29,850		30,000

Net income (loss)				(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	(32,125)	23,375

Net income (loss)				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	(65,730)	(10,230)

Net income (loss)				(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	(83,654)	(28,154)

Net income (loss)	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

The accompanying notes are an integral part of these financial statements.

4

Madrona Ventures, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2009 and 2008 and the Period From
Inception (June 21, 2005) to July 31, 2009

			From Inception
			(June 21, 2005)
	Year Ended July 31,		to July 31,
	2009	2008	2009

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$28,444	$(17,924)	$(55,210)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Increase (decrease) in accounts payable	(13,645)	6,145	-
Increase (decrease) in due to related party	(14,715)	11,715	-
Net cash provided from (used by) operating activities	84	(64)	(55,210)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Issuance of common stock for cash	-	-	55,500
Net cash provided from (used by) financing activities	-	-	55,500

Net increase (decrease) in cash and cash equivalents	84	(64)	290
Cash and cash equivalents, beginning of year	206	270	-
Cash and cash equivalents, end of year	$290	$206	$290

Supplemental disclosure
Interest paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5

	2009	2008
Convertible note payable to an individual date August 29, 2008, interest at 12%, due on or before April 18, 2008, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.80	$250,000	$-

Convertible note payable to an individual date January 18, 2008, interest at 9%, due on or before April 18, 2008, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.50	$-	$300,000

Convertible note payable to an individual date January 18, 2008, interest at 9%, due on or before April 18, 2008, convertible into shares of common stock at a conversion price equal to
the 10 day average closing price multiplied by 0.50	-	300,000

Convertible note payable to an individual date January 18, 2008, with no specified interest or due date, convertible into shares of common stock at a conversion price equal to the 10 day
average closing price multiplied by 0.50	-	530,000

Total	$-	$1,130,000

6

Lightlake Therapeutics, Inc.
Notes to Financial Statements
July 31, 2009

1.	Organization, Description of Business, and Basis of Accounting

Business Organization
Lightlake Therapeutics Inc. (the Company) was originally incorporated as Madrona Ventures Inc. in the State of Nevada on June 21, 2005.  The Company’s fiscal year end is July 31. The company is currently in the development stage and to date its’ activities have been limited to capital formation.  The Company has limited assets and no revenue and in accordance with SFAS No.7, is considered a Development Stage Company.

Accounting Basis
These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Property and Equipment
Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred.  At July 31, 2009, the Company had no property and equipment.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At July 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of July 31, 2009, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends
The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is managements opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective  period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

As of July 31, 2009, the Company's has no issued and outstanding warrants or options.

Stock Based Compensation
The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R), the Company had no share-based compensation arrangements. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented had the Company recognized stock-based compensation in accordance with SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the stock-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through September 2, 2009.

In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

3.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty

4.	Capital Stock

The Company has 75,000,000 common shares authorized at a par value of $0.001.  At July 31, 2009, there were 6,525,000 shares issued and outstanding.  The Company has no other classes of shares authorized for issuance.

As of the date of this filing the Company has 200,000,000 common shares authorized at a par value of $0.001 and has 157,358,333 shares issued and outstanding.  The Company has no other classes of shares authorized for issuance.

As of  July 31, 2009, there were no outstanding stock options or warrants.

5.	Common Stock Purchase Agreement

On June 26, 2009, the Company completed a common stock purchase agreement (the Belmont Agreement) whereby Belmont Partners, LLC acquired 5,000,000 common shares of the Company’s common stock.  Following the transaction, Belmont Partners, LLC controlled approximately 76.6% of the Company’s outstanding capital stock.  Concurrent with the agreement, Mr. Joseph Meuse, managing member of Belmont Partners, LLC, was named to the Board of Directors as well as President and Secretary of the Company, and the Company’s former officers resigned from all positions held in the Company.

In connection with the Belmont Agreement, the Company’s former officers forgave amounts advanced to the Company aggregating $28,816 as well as either paid or assumed the remaining other liabilities of the Company aggregating $14,347.  Accordingly, the Company recorded a gain on debt extinguishment of $43,163.

On July 31, 2009, the Company completed a common stock purchase agreement (the Pelikin Agreement) whereby Pelikin Group acquired 5,000,000 common shares of the Company’s common stock from Belmont Partners.  Following the transaction, Pelikin Group controls approximately 76.6% of the Company’s outstanding capital stock.  Concurrent with the agreement, Mr. Sei Ki was named to the Board of Directors as well as President and Secretary of the Company, and Mr. Joseph Meuse resigned from all positions held in the Company.

On August 24, 2009, the Company completed the purchase of all rights, title and interest in a European Patent (Application Number 06396001) EP 1681057B1 concerning eating disorders and the Applicant for U.S. Patent Application 11/031,534 in exchange for 20,333,333 shares of Restricted Common Stock of the Company.

6.	Income Taxes

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

The operating losses derive a deferred tax asset of approximately $18,800 and $29,400 at July 31, 2009 and 2008, respectively.  At July 31, 2009 and 2008, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

7.	Key Operating Officer

At July 31, 2009, the Company had one officer.  This puts the Company at a high degree of risk if he were no longer able to function in that capacity.

8.	Related Party Transactions

Prior to fiscal 2009, and though the date of the Belmont Agreement (Note 5), a former officer of the Company advanced funds to the Company for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.  Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

9.	Subsequent Event

On August 24, 2009, the Company completed the purchase of all rights, title and interest in a European Patent (Application Number 06396001) EP 1681057B1 concerning eating disorders and the Applicant for U.S. Patent Application 11/031,534 in exchange for 20,333,333 shares of Restricted Common Stock of the Company.

On October 7, 2009 the Company started trading under the name Lightlake Therapeutics inc. and under the symbol “LLTP”.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Lightlake Therapeutics Inc., whose one year terms will expire on 07/01/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires
Seijin Ki	39	President,	7/31/09	7/01/10
225-230 Queens Quay W.,		Secretary
Toronto, ON, M5J 2Y7		Treasurer
CEO, CFO
Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Seijin Ki is at this time the sole director and officer of the Company.  Mr. Ki currently devotes as much time necessary to manage the affairs of the company.

Our sole officer and director has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

He has neither been convicted in any criminal proceeding (excluding traffic violations) and is not the subject of a criminal proceeding which is currently pending.

RESUMES

SEIJIN KI has been the director and officer of this company since July 31, 2009.  Mr. Ki has been an entrepreneur for most of his professional career.  He has founded many companies ranging from a motion picture production company to a corporate consulting company.  Recently, Mr. Ki has devoted the bulk of his time as a director and officer of Pelikin Group, Inc..  Pelikin Group provides advice and strategy building for companies and individuals.  Mr. Ki attended the University of Western Ontario and attained his Bachelor of Arts.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11.  EXECUTIVE COMPENSATION

Our current officers receive no compensation. The current Board of Directors is comprised solely of Seijin Ki.

                           Summary Compensation Table

Other Name & Principal Position	Year	Salary($)	Bonus($)	Annual Compensation($)	Restricted Stock Award(s)($)	Options SARs(#)	LTIP Payouts($)	All Other Compensation($)

Seijin Ki President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its executive officers.

Seijin Ki currently devotes approximately 5-7 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lightlake Therapeutics Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of	No. of	Percentage
Beneficial Owner	Shares	of Ownership:
Seijin Ki	105,000,000*	-0-

* Mr. Ki beneficially owns shares standing in the name of Pelikin Group Inc., Mr. Ki is an officer and director of Pelikin Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 31, 2009, the Company completed a common stock purchase agreement (the Pelikin Agreement) whereby Pelikin Group acquired 5,000,000 common shares of the Company’s common stock from Belmont Partners.  Mr. Seijin Ki is a director and officer of Pelikin Group, Inc. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officers and directors of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $9,500, for audit-related services were $8,000, for tax services were $nil and for other services were $1,500 during the year ended July 31, 2009.

The total fees charged to the company for audit services were $14,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2008.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit Number	Description

3(i)	Articles of Incorporation
* 3(ii)	Bylaws
10.4	Pelikin Agreement
10.5	Sinclair Agreement
10.6	US Patent Application
10.7	European Patent
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32	Sec. 906 Certification of CEO/CFO

   ----------
*   Incorporated by reference to our SB-2 Registration Statement filed on
     1/11/07

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seijin Ki                                                      October 15, 2009
---------------------------------------                       ---------------
Seijin Ki, President & Director                                 Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)