Form 10-Q
period 2009-10-31
Lightlake Therapeutics Inc.
filed 2009-12-21
CIK 1385508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 2009
                                             ----------------

                                       or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from       to
                                           ----     ----

                       Commission file number 333-139915
                                              ----------

                          LIGHTLAKE THERAPEUTICS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                          N/A
--------------------------------------------------------------------------------
     (State or other jurisdiction                  (IRS Employer Identification
   of incorporation or organization)                          No.)



            54 Baker Street., 6th Floor                       W1U 7BU
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                44-207-034-1943
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes      [X]         No      [ ]

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

Large accelerated filer     [ ]          Accelerated filer             [ ]

Non-accelerated filer       [ ]          Smaller reporting company     [X]
(Do not check if a smaller
reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                 Yes    [ ]            No    [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                 Yes    [ ]             No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The were 157,658,333 shares of Common Stock outstanding as of October 31, 2009:


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
Balance Sheet
October 31, 2009 and July 31, 2009
-------------------------------------------------------------------------------------------------------
                                                                        October 31,        July 31,
Assets                                                                     2009              2009
                                                                      ---------------  ----------------
Current assets
  Cash and cash equivalents                                           $          724   $           290
  Other current assets                                                             -                 -
                                                                      ---------------  ----------------
     Total current assets                                                        724               290

Other assets
  Patent and Patent Applications                                              20,333                 -
                                                                      ---------------  ----------------

     Total assets                                                     $       21,057   $           290
                                                                      ===============  ================

        Liabilities and Shareholders' Deficit
Liabilities
  Accounts payable and accrued liabilities                            $        1,100   $             -
  Due to related party                                                        75,248                 -
                                                                      ---------------  ----------------
    Total liabilities                                                         76,348                 -


Stockholders' equity (deficit)
  Common stock; par value $0.001; 200,000,000 shares authorized;
    157,658,333 shares issued and outstanding at October 31, 2009 and
      6,525,000 shares issued and outstanding at October 31, 2008            157,658             6,525
  Additional paid-in capital                                                 (81,525)           48,975
  Accumulated deficit during the development stage                          (131,424)          (55,210)
                                                                      ---------------  ----------------
    Total stockholders' deficit                                              (55,291)              290
                                                                      ---------------  ----------------
     Total liabilities and stockholders' equity                       $       21,057   $           290
                                                                      ===============  ================

     The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
Statements of Operations
For the Three Months Ended October 31, 2009 and 2008 and the Period From
 Inception (June 21, 2005) to October 31, 2009
----------------------------------------------------------------------------------------------------------

                                                                                        From Inception
                                                                                        (June 21, 2005)
                                             Three Months Ended - October 31,           to October 31,
                                                2009                  2008                   2009
                                        --------------------  ---------------------  ---------------------

Revenues                                $                 -   $                  -   $                  -

Operating expenses
 General and administrative                          76,214                  5,372                135,572
 Mineral interests                                        -                      -                 39,015
                                        --------------------  ---------------------  ---------------------
  Total operating expenses                           76,214                  5,372                174,587
                                        --------------------  ---------------------  ---------------------

Income (loss) from operations                       (76,214)                (5,372)              (174,587)

Other income (expense)
 Debt forgiveness                                         -                      -                 43,163
                                        --------------------  ---------------------  ---------------------
  Total other income (expense)                            -                      -                 43,163

Income (loss) before provision for
 income taxes                                       (76,214)                (5,372)              (131,424)

Provision for income taxes                                -                      -                      -
                                        --------------------  ---------------------  ---------------------

Net income (loss)                       $           (76,214)  $             (5,372)  $           (131,424)
                                        ====================  =====================  =====================

Basic and fully diluted loss per
 common share:
 Earnings (loss) per common share       $             (0.00)  $              (0.00)
                                        ====================  =====================
Basic and fully diluted weighted average
 common shares outstanding                       94,449,311              6,525,000
                                        ====================  =====================

   The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended October 31, 2009 and Year Ended July 31, 2009 and
the Period from Inception (June 21, 2005) to October 31, 2009
----------------------------------------------------------------------------------------------

                                                                       Deficit
                                                        Additional   During the
                                      Common Stock        Paid In    Development
                                   Shares      Amount     Capital       Stage        Total
                                 ----------- ---------- ----------- ------------- ------------
Balance at June 21, 2005                   - $        - $        -  $          -  $         -
                                 ----------- ---------- ----------- ------------- ------------

Balance at July 31, 2005                   -          -          -             -            -
                                 ----------- ---------- ----------- ------------- ------------

Common shares issued for cash
  March 2006 at $0.001 per share   5,000,000      5,000          -                      5,000
  March 2006 at $0.01 per share    1,300,000      1,300     11,700                     13,000
  April 2006 at $0.01 per share       75,000         75      7,425                      7,500
  May 2006 at $0.01 per share        150,000        150     29,850                     30,000

Net income (loss)                                                        (32,125)     (32,125)
                                 ----------- ---------- ----------- ------------- ------------

Balance at July 31, 2006           6,525,000      6,525     48,975       (32,125)      23,375

Net income (loss)                                                        (33,605)     (33,605)
                                 ----------- ---------- ----------- ------------- ------------

Balance at July 31, 2007           6,525,000      6,525     48,975       (65,730)     (10,230)

Net income (loss)                                                        (17,924)     (17,924)
                                 ----------- ---------- ----------- ------------- ------------

Balance at July 31, 2008           6,525,000      6,525     48,975       (83,654)     (28,154)

Net income (loss)                          -          -          -        28,444       28,444
                                 ----------- ---------- ----------- ------------- ------------

Balance at July 31, 2009           6,525,000 $    6,525 $   48,975  $    (55,210) $       290

Forward Stock Split : 20 for 1   130,500,000 $  130,500 $ (130,500)                         -

Stock Issued for Services            300,000        300          -              -         300

Stock Issued for Acquisition of
 Patent                           20,333,333     20,333          -              -      20,333

Net income (loss)                                                        (76,214)     (76,214)
                                 ----------- ---------- ----------- ------------- ------------

Balance at October 31, 2009      157,658,333 $  157,658 $  (81,525) $   (131,424) $   (55,291)
                                 =========== ========== =========== ============= ============

   The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
Statements of Cash Flows
For the Three Months Ended October 31, 2009 and Year Ended July 31, 2009 and the Period From
Inception (June 21, 2005) to October 31, 2009
-----------------------------------------------------------------------------------------------------------

                                                                                         From Inception
                                                                                        (June 21, 2005)
                                                  Three Months Ended - October 31,       to October 31,
                                                        2009             2008                 2009
                                                ------------------ ----------------- ----------------------

Cash Flows Provided (Used) By Operating Activities
 Net income (loss)                                 $      (76,214) $         (5,372) $            (131,424)
 Adjustments to reconcile net income (loss) to net cash
  provided from (used by) operating activities:
   Increase (decrease) in accounts payable                  1,100            (4,045)                 1,100
   Increase (decrease) in due to related party             75,248             9,218                 75,248
                                                ------------------ ----------------- ----------------------
    Net cash provided from (used by) operating
     activities                                               134              (199)               (55,076)

Cash Flows Provided (Used) By Investing
 Activities                                                     -                 -                      -

Cash Flows Provided (Used) By Financing Activities
 Issuance of common stock for services                        300                                      300
 Issuance of common stock for cash                              -                 -                 55,500
                                                ------------------ ----------------- ----------------------
  Net cash provided from (used by) financing
   activities                                                 300                 -                 55,800

Net increase (decrease) in cash and cash
 equivalents                                                  434              (199)                   724
Cash and cash equivalents, beginning of year                  290               206                      -
                                                ------------------ ----------------- ----------------------
Cash and cash equivalents, end of year             $          724  $              7  $                 724
                                                ================== ================= ======================

Supplemental disclosure
 Interest paid during the period                   $            -  $              -  $                   -
                                                ================== ================= ======================

Non-Cash Transactions
 In August, 2009, the Company acquired a Patent and Patent Applications through the issuance of 20,333,000 Common shares.

   The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
Notes to Financial Statements
October 31, 2009
--------------------------------------------------------------------------------

1.   Organization, Description of Business, and Basis of Accounting

     Business Organization

     Lightlake Therapeutics, Inc,. (formerly known as Madrona Ventures, Inc.) (the Company) was originally incorporated in the State of Nevada on June 21, 2005. On September 16, 2009, the Company changed its' name to Lightlake Therapeutics, Inc. The Company's fiscal year end is July 31. The company is currently in the development stage and to date its' activities have been limited to capital formation. The Company has limited assets and no revenue and in accordance with SFAS No.7, is considered a Development Stage Company.

     Accounting Basis
     Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.   Patent and Patent Applications

     On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its' common stock.


3.   Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
Notes to Financial Statements
October 31, 2009
--------------------------------------------------------------------------------

4.   Capital Stock

     The Company has 200,000,000 common shares authorized at a par value of $0.001. At October 31, 2009, there were 157,658,333 shares issued and outstanding. The Company has no other classes of shares authorized for issuance.

     At October 31, 2009, there were no outstanding stock options or warrants.

5.   Common Stock Purchase Agreement

     On October 31, 2009, the Company completed a common stock purchase agreement (the Pelikin Agreement) whereby Pelikin Group acquired 5,000,000 common shares of the Company's common stock from Belmont Partners. Following the transaction, Pelikin Group controls approximately 76.6% of the Company's outstanding capital stock. Concurrent with the agreement, Mr. Sei Ki was named to the Board of Directors as well as President and Secretary of the Company, and Mr. Joseph Muese resigned from all positions held in the Company.

6.   Income Taxes

     The Company has net operating loss carryforwards that were derived solely from operating losses from prior years. These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year's loss. No provision was made for federal income taxes as the Company has significant net operating losses.

     The operating losses derive a deferred tax asset of approximately $30,277 and $18,800 at October 31, 2009 and July 31, 2008, respectively. At October 31, and July 31,2009, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

     Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.


7.   Related Party Transactions

     The Company's Director and former officer advanced funds to the Company for working capital needs in the amount of $ 75,248. The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD  LOOKING  STATEMENTS

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

The Company was incorporated in the State of Nevada on June 21, 2005 and On September 16, 2009, the Company changed its' name to Lightlake Therapeutics, Inc. The Company's fiscal year end is July 31 and is a development stage Company. Lightlake Therapeutics Inc. is a drug discovery company focusing on developing new and innovative solutions to obesity and eating disorders.

During the year ended July 31, 2009, the company carried out very limited operations and on June 26, 2009 Belmont Partners (Belmont) acquired a controlling interest of approximately 76.6% of the Company's outstanding shares. (ref: Form 8-K filing date June 26, 2009) On July 31, 2009, the Pelikin Group acquired the 5,000,000 shares from Belmont and will be continuing operations as a pharmaceutical company focusing on developing new and innovative solutions to obesity and eating disorders.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to pursue the Phase 2 clinical trials in Helsinki, Finland on the user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009. (see Exhibit 5, Sinclair Agreement Form 10-K) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behaviour program pioneered by Dr. David Sinclair

We have not attained profitable operations and are dependent upon obtaining financing to pursue the Phase 2 clinical trials in Helsinki, Finland. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending October 31, 2009 and have generated no revenues since inception. We have incurred operating expenses in the amount of $76,214 for the three month period ending October 31, 2009. For the same three month period ending October 31, 2008 our operating expense was $5,372.

Our net loss for the three month period ending October 31, 2009 was $76,214. Our net loss from inception through October 31, 2009 was $131,424.

At October 31, 2009 we had assets of $21,057 and at the same date current liabilities of $76,348.

The following table provides selected financial data about our Company as at October 31, 2009 and July 31, 2009.

            Balance Sheet Data:            10/31/09            7/31/09
            -------------------            --------            -------

            Cash                           $    724           $    290
            Total assets                   $ 21,057           $    290
            Total Liabilities              $ 76,348           $      0
            Shareholder's equity           $ 21,057           $    290

We have not attained profitable operations and are dependent upon obtaining financing to pursue the clinical trials in Helsinki, Finland. In their report on our audited financial statements as at July 31, 2009, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

SIGNIFICANT ACCOUNTING POLICIES
It is suggested that these financial statements be read in conjunction with our July 31, 2009 audited financial statements and notes thereto, which can be found in our Form 10-K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

Our significant accounting policies are as follows:

PATENT OWNERSHIP

The user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009. (see
Exhibit 5, Sinclair Agreement Form 10-K) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behaviour program pioneered by Dr. David Sinclair. The company plans to file and obtain the necessary requirements to conduct Phase II clinical trials in Helsinki, Finland. There is no guarantee that we will obtain the approval from the Finnish authorities to conduct the trials and the company will need to obtain the required financing if granted the approvals to conduct the trials. To date the company has not been granted the approvals to conduct the trials.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting Company we are not required to provide the disclosure required by this item.

Item 4. Controls and Procedures.

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

ITEM 5. OTHER INFORMATION

On August 5, 2009 the Company increased its authorized shares from 75,000,000 to 200,000,000.

On August 20, 2009 the Company's shares increased by a 20 for 1 split.

On September 16 2009 the Company changed its name from Madrona Ventures Inc. to Lightlake Therapeutics Inc. and the new symbol of LLTP became effective October 7, 2009.

On October 22, 2009 the Company filed a Form 8-K/A noting the dismissal of our former auditing firm of Dale Matheson Carr-Hilton Labonte LLP. And the engagement of the accounting firm of PS Stephenson & Co., P.C., CPA on August 17 2009 respectively.

On October 23, 2009 Mr. Seijin Ki resigned as his position as CEO and Dr. Roger Crystal was appointed as the President and CEO. This Form 8-K was filed October 23, 2009.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LIGHTLAKE THERAPEUTICS INC.

Date: December 21, 2009                     By:  /s/ Dr. Roger Crystal
                                                 -------------------------------
                                                 Name:  Dr. Roger Crystal
                                                 Title: Chief Executive Officer
                                                        and President



Date: December 21, 2009                    By:  /s/ Seijin Ki
                                                --------------------------------
                                                Name:  Seijin Ki
                                                Title: Chief Financial Officer
                                                       and Director