Form 10-K/A
period 2009-07-31
Lightlake Therapeutics Inc.
filed 2010-03-16
CIK 1385508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
First Amended

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       ☐     No       ☑

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Madrona Ventures, Inc.

We have audited the accompanying balance sheet of Madrona Ventures, Inc. (a development stage company and a Nevada corporation) as of July 31, 2009, and the related statements of operations, cash flows and stockholders’ equity for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Madrona Ventures, Inc. as of July 31, 2008, were audited by other auditors whose report dated September 5, 2008, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madrona Ventures, Inc. as of July 31, 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, has no operations, significant assets or cash flows since inception that raise substantial doubt about its ability to continue as a going concern. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
January 28, 2009

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

/s/ "DMCL"

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 5, 2008

Madrona Ventures, Inc.

Financial Statements

For the Year Ended

July 31, 2009

PS Stephenson & Co., P.C.

Certified Public Accountants

Wharton, Texas

Madrona Ventures, Inc.
Index to Financial Statements
July 31, 2009

Page
Number

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheet as of July 31, 2009	2

Statements of Operations for the years ended July 31, 2009 and 2008
and for the period from Re-entering Development Stage to July 31, 2009	3

Statement of Changes in Shareholders' Deficit
for the years ended July 31, 2009 and 2008 and the period from
Re-entering Development Stage to July 31, 2009	4

Statement of Cash Flows for the years ended July 31, 2009 and 2008
and for the period from Re-entering Development Stage to July 31, 2009	5

Notes to Financial Statements	6

Madrona Ventures, Inc. (a development stage company)
Balance Sheet
July 31, 2009

July 31,
Assets	2009
Current assets
Cash and cash equivalents	$290
Other current assets	-
Total current assets	290

Other assets	-

Total assets	$290

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Accounts payable and accrued liabilities	$-
Due to related party	-
Total liabilities	-

Stockholders' equity (deficit)
Common stock; par value $0.001; 75,000,000 shares authorized;
6,525,000 shares issued and outstanding	6,525
Additional paid-in capital	48,975
Accumulated deficit during the development stage	(55,210)
Total stockholders' equity (deficit)	290
Total liabilities and stockholders' equity (deficit)	$290

The accompanying notes are an integral part of these financial statements.

Madrona Ventures, Inc. (a development stage company)
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

Madrona Ventures, Inc. (a development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended July 31, 2009 and 2008 and the Period From
Inception (June 21, 2005) to July 31, 2009

				(Deficit)
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March, 2006 at $0.001 per share	5,000,000	5,000	-		5,000
March, 2006 at $0.01 per share	1,300,000	1,300	11,700		13,000
April, 2006 at $0.01 per share	75,000	75	7,425		7,500
May, 2006 at $0.01 per share	150,000	150	29,850		30,000

Net income (loss)				(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	(32,125)	23,375

Net income (loss)				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	(65,730)	(10,230)

Net income (loss)				(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	(83,654)	(28,154)

Net income (loss)	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

The accompanying notes are an integral part of these financial statements.

Madrona Ventures, Inc. (a development stage company)
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

Madrona Ventures, Inc. (a Development Stage Company)
Notes to Financial Statements
July 31, 2009

1.    Organization, Description of Business, and Basis of Accounting

Business Organization
Madrona Ventures, Inc. (the Company) was originally incorporated in the State of Nevada on June 21, 2005.  The Company’s fiscal year end is July 31. The company is currently in the development stage and to date its’ activities have been limited to capital formation.  The Company has limited assets and no revenue and in accordance with SFAS No.7, is considered a Development Stage Company.

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

Madrona Ventures, Inc. (a Development Stage Company)
Notes to Financial Statements
July 31, 2009

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

Madrona Ventures, Inc. (a Development Stage Company)
Notes to Financial Statements
July 31, 2009

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

At July 31, 2009, there were no outstanding stock options or warrants.

Madrona Ventures, Inc. (a Development Stage Company)
Notes to Financial Statements
July 31, 2009

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

Madrona Ventures, Inc. (a Development Stage Company)
Notes to Financial Statements
July 31, 2009

9.    Subsequent Event

On August 24, 2009, the Company completed the purchase of all rights, title and interest in a European Patent concerning eating disorders and the Applicant for U.S. Patent Application 11/031,534 in exchange for 20,333,333 shares of Restricted Common Stock of the Company.

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