Form 10-Q/A
period 2009-10-31
Lightlake Therapeutics Inc.
filed 2010-03-16
CIK 1385508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                 First Amended

(Mark One)
    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the quarterly period ended __________October 31, 2009____________

                                       or

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

   For the transition period from ______________ to ________________________

              Commission file number ___333-139915________________

                          LIGHTLAKE THERAPEUTICS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Nevada                                       N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (IRS Employer
                or organization)                         Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer             [ ]
Non-accelerated filer   [ ]  (Do not check if a smaller reporting company)
                             Smaller reporting company     [X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The were 157,658,333 shares of Common Stock outstanding as of October 31, 2009:

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                          Lightlake Therapeutics, Inc.
                   (Formerly Known as Madrona Ventures, Inc.)
                                 (a Development
                               Stage Enterprise)
                              Financial Statements
                           For the Three Months Ended
                                October 31, 2009
                                      and
                               For the Year Ended
                                 July 31, 2009

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Index to Financial Statements
October 31, 2009
----------------


                                                                        Page
                                                                       Number
                                                                       ------

Report of Independent Registered Public Accounting Firm                   1

Financial Statements:

     Balance Sheet as of October 31, 2009 and July 31, 2009               2

     Statements of Operations for the three months ended
       October 31, 2009 and year ended July 31, 2009 and for the
       period from Re-entering Development Stage to October 31, 2009      3

     Statement of Changes in Shareholders' Deficit
       for the three months ended October 31, 2009 and year
       ended July 31, 2009 and the period from
       Re-entering Development Stage to October 31, 2009                  4

     Statement of Cash Flows for the for the three months ended
       October 31, 2009 and year ended July 31, 2009 and for the
       period from Re-entering Development Stage to October 31, 2009      5

     Notes to Financial Statements                                        6

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Balance Sheet
October 31, 2009 and July 31, 2009
--------------------------------------------------------------------------------------------

                                                                    October 31,    July 31,
                              Assets                                   2009          2009
                                                                    -----------   ----------
Current assets
  Cash and cash equivalents                                         $      724    $     290
  Other current assets                                                       -            -
                                                                    -----------   ----------
  Total current assets                                                     724          290

Other assets
  Patent and Patent Applications                                        20,333            -
                                                                    -----------   ----------

  Total assets                                                      $   21,057    $     290
                                                                    ===========   ==========

               Liabilities and Shareholders' Deficit
Liabilities
  Accounts payable and accrued liabilities                          $    1,100    $       -
  Due to related party                                                  75,248            -
                                                                    -----------   ----------
  Total liabilities                                                     76,348            -


Stockholders' equity (deficit)
  Common stock; par value $0.001; 200,000,000 shares authorized;
  157,658,333 shares issued and outstanding at October 31, 2009 and
    6,525,000 shares issued and outstanding at October 31, 2008        157,658        6,525
  Additional paid-in capital                                           (81,525)      48,975
  Accumulated deficit during the development stage                    (131,424)     (55,210)
                                                                    -----------   ----------
  Total stockholders' deficit                                          (55,291)         290
                                                                    -----------   ----------
  Total liabilities and stockholders' equity                        $   21,057    $     290
                                                                    ===========   ==========

         The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the Three Months Ended October 31, 2009 and 2008 and the Period From
 Inception (June 21, 2005) to October 31, 2009
----------------------------------------------------------------------------------------------------

                                                                                     From Inception
                                                                                    (June 21, 2005)
                                                   Three Months Ended - October 31,  to October 31,
                                                        2009              2008            2009
                                                   ---------------   -------------- ----------------

Revenues                                           $            -    $         -    $             -

Operating expenses
 General and administrative                                76,214          5,372            135,572
 Mineral interests                                              -              -             39,015
                                                   ---------------   -------------- ----------------
  Total operating expenses                                 76,214          5,372            174,587
                                                   ---------------   -------------- ----------------

Income (loss) from operations                             (76,214)        (5,372)          (174,587)

Other income (expense)
 Debt forgiveness                                               -              -             43,163
                                                   ---------------   -------------- ----------------
  Total other income (expense)                                  -              -             43,163

Income (loss) before provision for income taxes           (76,214)        (5,372)          (131,424)

Provision for income taxes                                      -              -                  -
                                                   ---------------   -------------- ----------------

Net income (loss)                                  $      (76,214)   $    (5,372)   $      (131,424)
                                                   ===============   ============== ================

Basic and fully diluted loss per common share:
 Earnings (loss) per common share                  $        (0.00)   $     (0.00)
                                                   ===============   ==============
Basic and fully diluted weighted average
 common shares outstanding                             94,449,311      6,525,000
                                                   ===============   ==============

         The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended October 31, 2009 and Year Ended July 31, 2009 and
the Period from Inception (June 21, 2005) to October 31, 2009
--------------------------------------------------------------------------------------------------------------

                                                                                      Deficit
                                                                      Additional     During the
                                                 Common Stock           Paid In     Development
                                             Shares       Amount        Capital        Stage         Total
                                          ------------ ------------- ------------- -------------- ------------

Balance at June 21, 2005                             - $           - $          -  $           -  $         -
                                          ------------ ------------- ------------- -------------- ------------

Balance at July 31, 2005                             -             -            -              -            -
                                          ------------ ------------- ------------- -------------- ------------

Common shares issued for cash
  March 2006 at $0.001 per share             5,000,000         5,000            -                       5,000
  March 2006 at $0.01 per share              1,300,000         1,300       11,700                      13,000
  April 2006 at $0.01 per share                 75,000            75        7,425                       7,500
  May 2006 at $0.01 per share                  150,000           150       29,850                      30,000

Net income (loss)                                                                        (32,125)     (32,125)
                                          ------------ ------------- ------------- -------------- ------------

Balance at July 31, 2006                     6,525,000         6,525       48,975        (32,125)      23,375

Net income (loss)                                                                        (33,605)     (33,605)
                                          ------------ ------------- ------------- -------------- ------------

Balance at July 31, 2007                     6,525,000         6,525       48,975        (65,730)     (10,230)

Net income (loss)                                                                        (17,924)     (17,924)
                                          ------------ ------------- ------------- -------------- ------------

Balance at July 31, 2008                     6,525,000         6,525       48,975        (83,654)     (28,154)

Net income (loss)                                    -             -            -         28,444       28,444
                                          ------------ ------------- ------------- -------------- ------------

Balance at July 31, 2009                     6,525,000 $       6,525 $     48,975  $     (55,210) $       290

Forward Stock Split : 20 for 1             130,500,000 $     130,500 $   (130,500)                          -

Stock Issued for Services                      300,000           300            -                         300

Stock Issued for Acquisition of Patent      20,333,333        20,333            -                      20,333

Net income (loss)                                                                        (76,214)     (76,214)
                                          ------------ ------------- ------------- -------------- ------------

Balance at October 31, 2009                157,658,333 $     157,658 $    (81,525) $    (131,424) $   (55,291)
                                          ============ ============= ============= ============== ============

         The accompanying notes are an integral part of these financial statements.


Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Cash Flows
For the Three Months Ended October 31, 2009 and Year Ended July 31, 2009 and the Period From
 Inception (June 21, 2005) to October 31, 2009
------------------------------------------------------------------------------------------------------------------

                                                                                                  From Inception
                                                                                                 (June 21, 2005)
                                                              Three Months Ended - October 31,    to October 31,
                                                                   2009             2008               2009
                                                              ---------------  ---------------  ------------------

Cash Flows Provided (Used) By Operating Activities
 Net income (loss)                                            $      (76,214)  $       (5,372)  $        (131,424)
 Adjustments to reconcile net income (loss) to net cash
  provided from (used by) operating activities:
   Increase (decrease) in accounts payable                             1,100           (4,045)              1,100
   Increase (decrease) in due to related party                        75,248            9,218              75,248
                                                              ---------------  ---------------  ------------------
    Net cash provided from (used by) operating activities                134             (199)            (55,076)

Cash Flows Provided (Used) By Investing Activities                         -                -                   -

Cash Flows Provided (Used) By Financing Activities
 Issuance of common stock for services                                   300                                  300
 Issuance of common stock for cash                                         -                -              55,500
                                                              ---------------  ---------------  ------------------
  Net cash provided from (used by) financing activities                  300                -              55,800

Net increase (decrease) in cash and cash equivalents                     434             (199)                724
Cash and cash equivalents, beginning of year                             290              206                   -
                                                              ---------------  ---------------  ------------------
Cash and cash equivalents, end of year                        $          724   $            7   $             724
                                                              ===============  ===============  ==================

Supplemental disclosure
 Interest paid during the period                              $            -   $            -   $               -
                                                              ===============  ===============  ==================

Non-Cash Transactions
 In August, 2009, the Company acquired a Patent and Patent Applications through the issuance of 20,333,000 Common shares.


                    The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
October 31, 2009
--------------------------------------------------------------------------------

1.   Organization, Description of Business, and Basis of Accounting

     Business Organization

     Lightlake Therapeutics, Inc., (formerly known as Madrona Ventures,
     Inc.) (the Company) was originally incorporated in the State of Nevada on June 21, 2005. On September 16, 2009, the Company changed its' name to Lightlake Therapeutics, Inc. The Company's fiscal year end is July 31. The company is currently in the development stage and to date its' activities have been limited to capital formation. The Company has limited assets and no revenue and in accordance with SFAS No.7, is considered a Development Stage Company.

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

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending October 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the country-regionplaceUnited States of America consistently applied.

2.   Patent and Patent Applications

     On  August  24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its' common stock.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
October 31, 2009
--------------------------------------------------------------------------------

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q/A. Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward-looking statements that involve risk and uncertainties, such as statements of plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q/A. The Company's actual results could differ materially from those discussed here.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending October 31, 2009 and have generated no revenues since inception. We have incurred operating expenses in the amount of $76,214 for the three month period ending October 31, 2009. For the same three month period ending October 31, 2008 our operating expenses was $5,372.

Our net loss for the three month period ending October 31, 2009 was $76,214 and our net loss from inception through October 31, 2009 was $131,424.

At October 31, 2009, we had assets of $21,057 and at the same date current liabilities of $76,348.

The following table provides selected financial data about our Company as at October 31, 2009 and July 31, 2009.


Balance Sheet Data:            10/31/09            7/31/09
-------------------            -------             -------

Cash                           $    724            $   290
Total assets                   $ 21,057            $   290
Total Liabilities              $ 76,348            $     0
Shareholder's equity           $ 21,057            $   290

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


                                LIGHTLAKE THERAPEUTICS INC.

Date March 15, 2010             By:  /s/ Dr. Roger Crystal
                                     -------------------------------------------
                                     Name  Dr. Roger Crystal
                                     Title Chief Executive Officer and President



Date March 15, 2010             By:  /s/ Seijin Ki
                                     -------------------------------------------
                                     Name Seijin Ki
                                     Title Chief Financial Officer and Director