Form 10-Q
period 2010-01-31
Lightlake Therapeutics Inc.
filed 2010-03-16
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 333-139915

LIGHTLAKE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

54 Baker Street., 6th Floor	W1U 7BU
(Address of principal executive offices)	(Zip Code)

44-207-034-1943
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 58,508,333 shares of Common Stock outstanding as of January 31, 2010:

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Balance Sheets as of January 31, 2010 and July 31, 2009	3
	Statements of Operations for the Three and Six Months Ended January 31, 2010 and the Period From Inception (June 21, 2005) to January 31, 2010	4
	Statement of Changes in Stockholders' Equity (Deficit) For the Six Months Ended January 31, 2010 and Year Ended July 31, 2009 and the Period from Inception (June 21, 2005) to January 31, 2010	5
	Statements of Cash Flows For the Three and Six Months Ended January 31, 2010 and Year Ended July 31, 2009 and the Period From Inception (June 21, 2005) to January 31, 2010	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

Signatures		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Balance Sheet
January 31, 2010 and July 31, 2009

	January 31,	July 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$2,258	$290
Other current assets	-	-
Total current assets	2,258	290

Other assets
Patent and Patent Applications	20,333	-

Total assets	$22,591	$290

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$46,619	$-
Accrued Salaries and wages	46,167	$-
Due to related party	165,369	-
Total liabilities	258,155	-

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
58,508,333 shares issued and outstanding at Janury 31, 2010 and
6,525,000 shares issued and outstanding at July 31, 2009 (Pre-Split )	58,508	6,525
Additional paid-in capital	1,026,125	48,975
Treasury Shares	50,000	-
Accumulated deficit during the development stage	(1,370,197)	(55,210)
Total stockholders' deficit	(235,564)	290
Total liabilities and stockholders' equity	$22,591	$290

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Statements of Operations
For the Three and Six Months Ended January 31, 2010 and the Period From
Inception (June 21, 2005) to January 31, 2010

	For the	For the		From Inception
	Three Months	Six Months Ended		(June 21, 2005)
	Ended	January 31,		to January 31,
	January 31, 2010	2010	2009	2010

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	1,238,773	1,314,987	8,693	1,374,345
Mineral interests	-	-	-	39,015
Total operating expenses	1,238,773	1,314,987	8,693	1,413,360

Income (loss) from operations	(1,238,773)	(1,314,987)	(8,693)	(1,413,360)

Other income (expense)
Debt forgiveness	-	-	-	43,163
Total other income (expense)	-	-	-	43,163

Income (loss) before provision for income taxes	(1,238,773)	(1,314,987)	(8,693)	(1,370,197)

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,238,773)	$(1,314,987)	$(8,693)	$(1,370,197)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	(0.01)	(0.01)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	113,916,483	113,916,483	6,525,000

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended January 31, 2010 and Year Ended July 31, 2009 and
the Period from Inception (June 21, 2005) to January 31, 2010

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock Issued for Services	300,000	300	-	-		300

Stock Issued for Acquisition of Patent	20,333,333	20,333	-	-		20,333

Returned to treasury	(100,000,000)	(100,000)	50,000	50,000		-

Stock for services	850,000	850	1,057,650			1,058,500

Net income (loss)					(1,314,987)	(1,314,987)

Balance at January 31, 2010	58,508,333	$58,508	$1,026,125	$50,000	$(1,370,197)	$(235,564)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Statements of Cash Flows
For the Three and Six Months Ended January 31, 2010 and Year Ended July 31, 2009 and the Period
From Inception (June 21, 2005) to January  31, 2010

	For the	For the		From Inception
	Three Months	Six Months Ended		(June 21, 2005)
	Ended	January 31,		to January 31,
	January 31, 2010	2010	2009	2010

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,238,773)	$(1,314,987)	$(8,693)	$(1,370,197)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Increase (decrease) in accounts payable	45,519	46,619	(2,045)	46,619
Increase in accrued salaries and wages	46,167	46,167		46,167
Increase (decrease) in due to related party	90,121	165,369	10,619	165,369
Net cash provided from (used by) operating activities	(1,056,966)	(1,056,832)	(119)	(1,112,042)

Cash Flows Provided (Used) By Investing Activities	-	-	-	-

Cash Flows Provided (Used) By Financing Activities
Issuance of common stock for services	1,058,500	1,058,800		1,058,800
Issuance of common stock for cash	-	-	-	55,500
Net cash provided from (used by) financing activities	1,058,500	1,058,800	-	1,114,300

Net increase (decrease) in cash and cash equivalents	1,534	1,968	(119)	2,258
Cash and cash equivalents, beginning of period	724	290	206	-
Cash and cash equivalents, end of period	$2,258	$2,258	$87	$2,258

Supplemental disclosure
Interest paid during the period	$-	$-	$-	$-

Non-Cash Transactions
In August, 2009, the Company acquired a Patent and Patent Applications through the issuance of 20,333,000 Common shares.
In December, 2009, the Company cancelled 100,000,000 shares and returned to treasury.

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
January 31, 2010

1. Organization, Description of Business, and Basis of Accounting

Business Organization
Lightlake Therapeutics, Inc., (formerly known as Madrona Ventures, Inc.) (the Company) was originally incorporated in the State of Nevada on June 21, 2005.  On September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31. The company is currently in the development stage and to date its’ activities have been limited to capital formation.  The Company has limited assets and no revenue and in accordance with SFAS No.7, is considered a Development Stage Company.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended January 31, 2010 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending July 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

2. Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its’ common stock.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
January 31, 2010

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

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At January 31, 2010 there were 58,508,333 shares issued and outstanding.  The Company has no other classes of shares authorized for issuance.

At January 31, 2010, there were no outstanding stock options or warrants.

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

6. Income Taxes

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

The operating losses derive a deferred tax asset of approximately $197,248 and $18,800 at January 31, 2010 and July 31, 2009, respectively.  At January 31, 2010 and July 31, 2009, the Company established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
January 31, 2010

7. Related Party Transactions

The Company’s Director and former officer advanced funds to the Company for working capital needs in the amount of $ 165,369.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company was incorporated in the State of Nevada on June 21, 2005 and on September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31 and is a development stage Company.  Lightlake Therapeutics Inc. is a drug discovery company focusing on developing new and innovative solutions to obesity and eating disorders.

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

On August 24, 2009 the company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534.

In November 2009 the clinical trial team in Helsinki, Finland was granted ethical approval to begin subject selection for Phase 2 clinical trial under the direction of its trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine, University of Helsinki. The Trial is being conducted in conjunction with the National Institute for Health and Welfare, in Helsinki, Finland.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending January 31, 2010 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $1,238,773 for the three month period ending January 31, 2010. For the same three month period ending January 31 2009 our operating expenses was $5,372.

Our net loss for the three month period ending January 31, 2010 was $1,238,773 and our net loss from inception through January 31, 2010 was $1,413,360

At January 31, 2010, we had assets of $22,591 and at the same date current liabilities of $258,155
The following table provides selected financial data about our Company as at January 31, 2010 and October 31, 2009.

Balance Sheet Data:	1/31/10	7/31/09

Cash	$2,258	$290
Total assets	$22,591	$290
Total Liabilities	$258,155	$0
Shareholder's equity	$(235,564)	$290

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

On December 1, 2009 Pelikin Group returned 100,000,000 common shares back to treasury.

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

Date: March 12, 2010	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: March 12, 2010	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director