Form 10-Q/A
period 2010-01-31
Lightlake Therapeutics Inc.
filed 2010-05-10
CIK 1385508

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

	For the Three Months Ended		For the Six Months Ended		From Inception (June 21, 2005)
	January 31,		January 31,		to January 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,238,773	3,321	1,314,987	8,693	1,374,345
Mineral interests	-	-	-	-	39,015
Total operating expenses	1,238,773	3,321	1,314,987	8,693	1,413,360

Income (loss) from operations	(1,238,773)	(3,321)	(1,314,987)	(8,693)	(1,413,360)

Other income (expense)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	-	-	-	-	43,163

Income (loss) before provision for income taxes	(1,238,773)	(3,321)	(1,314,987)	(8,693)	(1,370,197)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,238,773)	$(3,321)	$(1,314,987)	$(8,693)	$(1,370,197)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	113,916,483	6,525,000	113,916,483	6,525,000

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

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Statements of Cash Flows
For the Three and Six Months Ended January 31, 2010 and Year Ended July 31, 2009 and the Period
From Inception (June 21, 2005) to January  31, 2010

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		(June 21, 2005)
	January 31,		January 31,		to January 31,
	2010	2009	2010	2009	2010

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,238,773)	$(3,321)	$(1,314,987)	$(8,693)	$(1,370,197)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Increase (decrease) in accounts payable	45,519	2,000	46,619	(2,045)	46,619
Increase in accrued salaries and wages	46,167	-	46,167		46,167
Increase (decrease) in due to related party	90,121	1,401	165,369	10,619	165,369
Net cash provided from (used by) operating activities	(1,056,966)	80	(1,056,832)	(119)	(1,112,042)

Cash Flows Provided (Used) By Investing Activities	-	-	-	-	-

Cash Flows Provided (Used) By Financing Activities
Issuance of common stock for services	1,058,500	-	1,058,800		1,058,800
Issuance of common stock for cash	-	-	-	-	55,500
Net cash provided from (used by) financing activities	1,058,500	-	1,058,800	-	1,114,300

Net increase (decrease) in cash and cash equivalents	1,534	80	1,968	(119)	2,258
Cash and cash equivalents, beginning of period	724	7	290	206	-
Cash and cash equivalents, end of period	$2,258	$87	$2,258	$87	$2,258

Supplemental disclosure
Interest paid during the period	$-	$-	$-	$-	$-
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

Our general and administrative expenses increased from $8,693 in the six months ended January 31, 2009 to $1,314,987 in the six month period ended January 31, 2010.  This increase occurred due to the issuance of 1,150,000 shares of the company’s common stock for compensation and services rendered during that period.  In the six month period ended January 31, 2010, Dr. Roger Crystal was issued 500,000 shares for compensation as the company’s Chief Executive Officer.  In the same period, Mr. Robin Morgan of Robin Morgan Media Ltd. and Ms. Lisa Ter Haar of Only Connect Communications were  issued 250,000 shares respectively, for creating and managing a communications plan on behalf of Lightlake Therapeutics Inc. related to the launch of the anti-obesity drug and treatment program devised by Dr. David Sinclair.  They will also advise and manage aspects of the Company’s media relations/brand awareness programs.  In that same period, Mr. Cedric Carton of CJC Brand Navigators was issued 33,334 shares, Mr. Cesare Leonardi of CJC Brand Navigators was issued 33,333 shares and Mr. Julian Stubbs of CJC Brand Navigators was issued 33,333 shares of the company’s common stock for services rendered.  CJC Brand Navigators will devise a plan for the development and launch of the company’s proposed new anti-obesity drug.  In that same period, Mr. Kyan Kraus was issued 50,000 shares of the company’s common stock for accounting services.

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

Date: May 10, 2010	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: May 10, 2010	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director