Form 10-K/A
period 2009-07-31
Lightlake Therapeutics Inc.
filed 2010-05-11
CIK 1385508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Second Amended

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51753

LIGHTLAKE THERAPEUTICS INC.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

54 Baker Street, London, England London, England	W1U 7BU
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 44-207-034-1943

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
October 3, 2009

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

8

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

9

Madrona Ventures, Inc. (a Development Stage Company)
Notes to Financial Statements
July 31, 2009

9.     Subsequent Event
On August 24, 2009, the Company completed the purchase of all rights, title and interest in a European Patent concerning eating disorders and the Applicant for U.S. Patent Application 11/031,534 in exchange for 20,333,333 shares of Restricted Common Stock of the Company.

10

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

Name of	No. of		Percentage
Beneficial Owner	Shares		of Ownership:
Seijin Ki	105,000,000	*	-0-

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

	Exhibit Number	Description

**	3(i)	Articles of Incorporation
*	3(ii)	Bylaws
**	10.4	Pelikin Agreement
**	10.5	Sinclair Agreement
**	10.6	US Patent Application
**	10.7	European Patent
	31.1	CEO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
	31.2	CFO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
	32.1	CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
	32.2	CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

   ----------
*    Incorporated by reference to our SB-2 Registration Statement filed on 1/11/07
**  Previously Filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seijin Ki                                                                  May 11, 2010
Seijin Ki, Chief Financial Officer                              Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 2010.

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer
Dr. Roger Crystal

By:	/s/ Seijin Ki	Chief Financial Officer
Seijin Ki