Form 10-Q
period 2010-04-30
Lightlake Therapeutics Inc.
filed 2010-06-11
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _____________

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
Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The were 58,508,333 shares of Common Stock outstanding as of April 30, 2010:

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

K Y A N   W I L L I A M   K R A U S
Certified Public Accountant
641 South Water Street
Kent, Ohio  44240
(330) 688-6372

INDEPENDENT ACCOUNTANT’S COMPILATION REPORT

To Dr. Roger Crystal
Chief Executive Officer,

Lightlake Therapeutics, Inc.
(formerly known as  Madrona Ventures, Inc.)
(a Development Stage Enterprise)

        I have compiled the accompanying Balance Sheets of Lightlake Therapeutics, Inc. (formerly known as Madrona Ventures, Inc.) (a Development Stage Enterprise) as of April 30, 2010 and July 31, 2009, and the related Statements of Operations, Shareholders’ Deficit, and Cash Flows for the three and nine months then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

        A compilation is limited to presenting in the form of financial statements information that is the representation of management.  I have not audited or reviewed the accompanying statements and accordingly, do not express an opinion or any other form of assurance on them.

Kyan W. Kraus, CPA.

June 3, 2010

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Balance Sheet
April 30, 2010 and July 31, 2009

	April 30,	July 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$1,993	$290
Other current assets	-	-
Total current assets	1,993	290

Other assets
Patent and Patent Applications (Net of Accumulated Amortizaton)	20,079	-

Total assets	$22,072	$290

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$84,119	$-
Accrued Salaries and wages	57,417	$-
Due to related party	333,469	-
Total liabilities	475,005	-

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
58,508,333 shares issued and outstanding at April 30, 2010 and
6,525,000 shares issued and outstanding at July 31, 2009 (Pre-Split )	58,508	6,525
Additional paid-in capital	1,026,125	48,975
Treasury Shares	50,000	-
Accumulated deficit during the development stage	(1,587,566)	(55,210)
Total stockholders' deficit	(452,933)	290
Total liabilities and stockholders' equity	$22,072	$290

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Statements of Operations
For the Three and Nine Months Ended April 30, 2010 and the Period From
Inception (June 21, 2005) to April 30, 2010

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		(June 21, 2005)
					to April 30,
	April 30, 2010	2009	April 30, 2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	217,369	4,317	1,532,356	13,009	1,591,714
Mineral interests	-	-	-	-	39,015
Total operating expenses	217,369	4,317	1,532,356	13,009	1,630,729

Income (loss) from operations	(217,369)	(4,317)	(1,532,356)	(13,009)	(1,630,729)

Other income (expense)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	-	-	-	-	43,163

Income (loss) before provision for income taxes	(217,369)	(4,317)	(1,532,356)	(13,009)	(1,587,566)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(217,369)	$(4,317)	$(1,532,356)	$(13,009)	$(1,587,566)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	95,719,711	6,525,000	95,719,711	6,525,000

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
( A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended April 30, 2010 and
  the Period from Inception (June 21, 2005) to April 30, 2010

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock Issued for Services	300,000	300	-	-		300

Stock Issued for Acquisition of Patent	20,333,333	20,333	-	-		20,333

Returned to treasury	(100,000,000)	(100,000)	50,000	50,000		-

Stock for services	850,000	850	1,057,650			1,058,500

Net income (loss)					(1,532,356)	(1,532,356)

Balance at April 30, 2010	58,508,333	$58,508	$1,026,125	$50,000	$(1,587,566)	$(452,933)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
( Formerly Known as Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Statements of Cash Flows
For the Three and Nine Months Ended April 30, 2010 and the period
From Inception (June 21, 2005) to April 30, 2010

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		(June 21, 2005)
	April 30,		April 30,		to April 30,
	2010	2009	2010	2009	2010

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(217,369)	$(4,317)	$(1,532,356)	$(13,009)	$(1,587,566)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Amortization	254	-	254	-	254

Increase (decrease) in accounts payable	37,500	742	84,119	(1,303)	84,119
Increase in accrued salaries and wages	11,250	-	57,417	-	57,417
Increase (decrease) in due to related party	168,100	3,488	333,469	14,106	333,469
Net cash provided from (used by) operating activities	(265)	(87)	(1,057,097)	(206)	(1,112,307)

Cash Flows Provided (Used) By Investing Activities	-	-	-	-	-

Cash Flows Provided (Used) By Financing Activities
Issuance of common stock for services	-	-	1,058,800	-	1,058,800
Issuance of common stock for cash	-	-	-	-	55,500
Net cash provided from (used by) financing activities	-	-	1,058,800	-	1,114,300

Net increase (decrease) in cash and cash equivalents	(265)	(87)	1,703	(206)	1,993
Cash and cash equivalents, beginning of period	2,258	87	290	206	-
Cash and cash equivalents, end of period	$1,993	$-	$1,993	$-	$1,993

Supplemental disclosure
Interest paid during the period	$-	$-	$-	$-	$-

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
April 30, 2010

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending July 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

2. Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its’ common stock.  The coast associated with these patents are being depreciated on a straight line basis over a period of 20 years.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
April 30, 2010

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

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At April 30, 2010 there were 58,508,333 shares issued and outstanding.  The Company has no other classes of shares authorized for issuance.

At April 30, 2010, there were no outstanding stock options or warrants.

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

The operating losses derive a deferred tax asset of approximately $229,853 and $18,800 at April 30, 2010 and July 31, 2009, respectively.  At April 30, 2010 and July 31, 2009, the Company established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
April 30, 2010

7. Related Party Transactions

The Company’s Director and former officer advanced funds to the Company for working capital needs in the amount of $ 333,469.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

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

On August 24, 2009 the company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534.

In November 2009 the clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for a future Phase II clinical trial under the direction of its trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine, University of Helsinki. The Trial is being conducted in conjunction with the National Institute for Health and Welfare, in Helsinki, Finland.

The company has now  been granted ethical approval  to begin testing patients for the Phase II trial to be held at the National Institute for Health and Welfare, in Helsinki, Finland. Regulatory approval is awaited.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  (see Exhibit 5, Sinclair Agreement Form 10-K) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behaviour program pioneered by Dr. David Sinclair.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the Phase II clinical trials in Helsinki, Finland.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending April 30, 2010 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $217,369 for the three month period ending April 30, 2010. For the same three month period ending April 30, 2009 our operating expenses was $4,317.

Our general and administrative expenses increased from $4,317 in the three month period ended April 30, 2009 to $217,369 in the three month period ended April 30, 2010.  This increase occurred mainly due to operating expenses incurred by the clinical trial team in Helsinki, Finland.  These expenses were connected to the process of subject selection for our upcoming trial.  These expenses included salaries for research staff, nurses' salaries, office rental, regulatory consultancy fees, marketing costs and travel reimbursement for potential subjects.  Additional expenses included our CEO’s salary, and the public relations firms, Only Connect Communications and Robin Morgan Media.

Our general and administrative expenses increased from $13,009 in the nine months ended April 30, 2009 to $1,532,356 in the nine month period ended April 30, 2010.  This increase occurred mainly due to the issuance of 1,150,000 shares of the company’s common stock for compensation and services rendered during that period.  In the nine month period ended April 30, 2010, Dr. Roger Crystal was issued 500,000 shares for compensation as the company’s Chief Executive Officer.  In the same period, Mr. Robin Morgan of Robin Morgan Media Ltd. and Ms. Lisa Ter Haar of Only Connect Communications were  issued 250,000 shares respectively, for creating and managing a communications plan on behalf of Lightlake Therapeutics Inc. related to the launch of the anti-obesity drug and treatment program devised by Dr. David Sinclair.  They will also advise and manage aspects of the Company’s media relations/brand awareness programs.  In that same period, Mr. Cedric Carton of CJC Brand Navigators was issued 33,334 shares, Mr. Cesare Leonardi of CJC Brand Navigators was issued 33,333 shares and Mr. Julian Stubbs of CJC Brand Navigators was issued 33,333 shares of the company’s common stock for services rendered.  CJC Brand Navigators will devise a plan for the development and launch of the company’s proposed new anti-obesity drug.  In that same period, Mr. Kyan Kraus was issued 50,000 shares of the company’s common stock for accounting services.

Our net loss for the three month period ending April 30, 2010 was $217,369 and our net loss from inception through April 30, 2010 was $1,587,566.

At April 30, 2010, we had assets of $22,072 and at the same date current liabilities of $475,005.

The following table provides selected financial data about our Company as at April 30, 2010 and January 31, 2010.

Balance Sheet Data:	4/30/10	1/31/10

Cash	$1,993	$2,258
Total assets	$22,072	$22,591
Total Liabilities	$475,005	$258,155
Shareholder's deficit	$(452,993)	$(235,564)

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

Our significant accounting policies are as follows:

PATENT OWNERSHIP

The user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  (see Exhibit 5, Sinclair Agreement Form 10-K) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behavior program pioneered by Dr. David Sinclair.  The company plans to file and obtain the necessary requirements to conduct Phase II clinical trials in Helsinki, Finland.  There is no guarantee that we will obtain the approval from the Finnish authorities to conduct the trials and the company will need to obtain the required financing if granted the approvals to conduct the trials.  To date the company has not been granted the regulatory approval to conduct these trials.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 11, 2010	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: June 11, 2010	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director