Form 10-K
period 2010-07-31
Lightlake Therapeutics Inc.
filed 2010-11-15
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $2,944,266.66.

As of July 31, 2010, the registrant had 61,508,333 shares of common stock issued and outstanding.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this form 10-K. Except for the historical information contained herein, the discussion in this form 10-K contains certain forward-looking statements that involve risk and uncertainties, such as statements of plans, objectives, expectations and intentions. The cautionary statements made in this form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this form 10-K. The Company's actual results could differ materially from those discussed here.

ITEM 1 – DESCRIPTION OF BUSINESS

Lightlake Therapeutics, Inc. is an early stage biopharmaceutical company, currently developing a new approach for the treatment of overweight and obese patients with binge eating behavior. Our strategy is to build a specialty biopharmaceutical company based on our expertise using opioid antagonists.

The Company will conduct a Phase II clinical trial to investigate the use of intranasal naloxone for obese and overweight patients with a binge eating disorder. Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which is approximately 25% of this total patient cohort. We believe this approach will deliver successful outcomes in a challenging area that has recently encountered several failures.

We  aim to commence a 6 month randomized, double blind placebo controlled trial in Helsinki, Finland during the first quarter of 2011.  It is our objective for this trial to be FDA compliant. We have identified a suitable nasal spray manufacturer, and patients ed for the Phase II trial( having selected 298 candidates).  A total of 138 individuals with the appropriate genetic marker will be recruited from this patient base.

If the outcome of Phase II is favorable, we aim to collaborate with other parties to progress to and fund Phase III. This will be held at the Imperial College London, in the United Kingdom and other international institutions, including ones in the United States. We currently have an agreement to collaborate with Celesio AG and we will pursue further relationships over the next 12 months, that will provide funding and strategic relationships to help us reach key milestones.  At this point the management team will be strengthened accordingly. During the next year we aim to broaden our product pipeline, and anticipate acquiring additional patents that relate to the use of opioid antagonists.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31 and is considered a Development Stage Company. The Company. is an early stage biopharmaceutical company, currently developing a new approach for the treatment of overweight and obese patients with binge eating disorder. Our strategy is to build a specialist biopharmaceutical company based on our expertise using opioid antagonists.

During the year ended July 31, 2010, the company carried out operations to explore the patent and patent applications it acquired on August 24, 2009 the company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534. The company was informed on Oct. 15, 2010, that the Examiner has approved the application and that the US Patent will be granted.

In November, 2009 the clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for a  Phase II clinical trial under the direction of its trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine, University of Helsinki. The trial is being conducted in conjunction with the National Institute for Health and Welfare, in Helsinki, Finland. The screening has been completed for patient selection for the Phase II trial. A total of 900 people contacted the Company. Of these 298 individuals, they  have had their gene samples analyzed, in preparation to the selection of the 138 subjects for the trial.

The company on May 6, 2010, was granted ethical approval for the Phase II trial itself . It will  be held at the National Institute for Health and Welfare, in Helsinki, Finland. A preliminary meeting with the FIMEA Regulatory Authority was held on May 7 and their requirements for approval was obtained.

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  The safe and effective treatment is a proprietary patented pharmaceutical medicine-based program pioneered by Dr.  Sinclair.

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

We have one patent application with the US Patent Office (US Patent application, Jan. 10, 2005, Appln. S.N. 11/031,534) (see exhibit 6) The Company was informed on Oct. 15, 2010, that the patent examiner has approved the application and that the US Patent will be granted. We are in the planning stages of branding and naming our future product, which for current purposes is referred to as ‘Naloxylyn’ .  We plan to trademark the product name and the overall weight loss program.  We have no current plans for any registrations such as franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

We are required to apply for or have any government approval for our products or services.

We have expended $569,412 for research and development costs since inception.

EMPLOYEES

As of July 31, 2010 we had 6 employees

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

ITEM 1A. - RISK FACTORS

WE ARE A DEVELOPMENTAL STAGE COMPANY AND EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on June 21, 2005.  The Company operates as an early stage biopharmaceutical company focusing on developing new and innovative solutions to obesity and eating disorders.  We have not generated any revenues as of the date of this report.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the clinical trials that will be conducted and on the development of new solutions to obesity and eating disorders.  These potential problems include, but are not limited to, unanticipated problems relating to the clinical trials, changes in the regulatory landscape and additional costs and expenses that may exceed current budget estimates for the completion of the trials. Prior to completion of our Phase II and Phase III clinical trials, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate funding, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR LIGHTLAKE THERAPEUTICS, INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

As described in Note 3 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

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

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing   space at 54 Baker Street, London, England for our corporate offices.  We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since April, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol LLTP.  Our 52 week range in our share price was $0.02 -1.28.

SHARES AVAILABLE UNDER RULE 144

A total of 26,483,333 shares of our common stock are available for resale to the public after February, 2010, in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

As of the date of this report, persons who are our affiliates hold 25,833,333 of the 26,483,333 shares that may be sold pursuant to Rule 144.

HOLDERS

As of July 31, 2010, we have 61,508,333 Shares of $0.001 par value common stock issued and outstanding held by 78 shareholders of record. We have no other classes of shares authorized for issuance.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception on June 21, 2005 and have incurred $2,115,083 in operating expenses resulting in an overall accumulated losses of $2,071,920 through July 31, 2010.

The following table provides selected financial data about our company for the years ended July 31, 2010 and 2009.

Balance Sheet Data:	07/31/10	7/31/09

Cash	$2,300	$290
Total assets	$22,125	$290
Total liabilities	$659,412	$-0-
Shareholders' equity (deficit)	$(637,287)	$290

There was $380,587 provided by financing activities for the year ended July 31, 2010.

GOING CONCERN

Lightlake Therapeutics Inc. is a Development Stage Enterprise.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern .

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2010 was $2,300 together with $659,412 outstanding liabilities. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired August 24, 2009.

We aim to commence a 6 month randomized, double-blind placebo controlled trial in Helsinki, during the first quarter of 2011. It is our aim for this trial to be FDA compliant. We have identified a suitable nasal spray manufacturer, and patients selected for the Phase II trial is completed (having selected  298 candidates for the trial). A total of 138 individuals with the appropriate genetic marker will be recruited from this patient base.

If the outcome of Phase II is favorable, we aim to collaborate with other parties to progress to and fund Phase III. This will be held at the Imperial College London, in the United Kingdom and other international institutions, including ones in the United States. We currently have  an agreement to collaborate with Celesio AG and we will pursue further relationships over the next 12 months, that will provide funding and strategic relationships to help us reach key milestones.  At this point, the management team will be strengthened accordingly. During the next year we aim to broaden our product pipeline, and anticipate acquiring additional patents that relate to the use of opioid antagonists.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors or shareholders.  However, we may not be able to raise sufficient funding from the sale of our common stock to fund any future exploration programs.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Financial Statements

For the Years Ended - July 31, 2010 and 2009
and
From Inception (July 21, 2005)
to July 31, 2010

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
Index to Financial Statements
July 31, 2010 and 2009

11

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Balance Sheet
As of July 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$2,300	$290
Other current assets	-	-
Total current assets	2,300	290

Other assets
Patent and patent applications (net of accumulated amortizaton)	19,825	-

Total assets	$22,125	$290

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$203,908	$-
Accrued salaries and wages	74,917	$-
Due to related party	380,587	-
Total liabilities	659,412	-

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
61,508,333 shares issued and outstanding at July 30, 2010 and
6,525,000 shares issued and outstanding at July 31, 2009 (Pre-Split )	61,508	6,525
Additional paid-in capital	1,323,125	48,975
Treasury shares	50,000	-
Accumulated deficit during the development stage	(2,071,920)	(55,210)
Total stockholders' deficit	(637,287)	290
Total liabilities and stockholders' equity	$22,125	$290

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the years ended July 31, 2010 and the period from
Inception (June 21, 2005) to July 31, 2010
	For the		From Inception
	Year Ended		(June 21, 2005)
	July 31,		to July 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	2,016,710	14,719	2,076,068
Mineral interests	-	-	39,015
Total operating expenses	2,016,710	14,719	2,115,083

Income (loss) from operations	(2,016,710)	(14,719)	(2,115,083)

Other income (expense)
Debt forgiveness	-	43,163	43,163
Total other income (expense)	-	43,163	43,163

Income (loss) before provision for income taxes	(2,016,710)	28,444	(2,071,920)

Provision for income taxes	-	-	-

Net income (loss)	$(2,016,710)	$28,444	$(2,071,920)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.02)	$0.00
Basic and fully diluted weighted average
common shares outstanding	87,098,150	6,525,000

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to July 31, 2010
					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Returned to treasury	(100,000,000)	(100,000)	50,000	50,000		-

Stock for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,323,125	$50,000	$(2,071,920)	$(637,287)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended July 31, 2010 and 2009 and the period
From Inception (June 21, 2005) to July 31, 2010
		For the	From Inception
		Year Ended	(June 21, 2005)
		July 31,	to July 31,
	2010	2009	2010

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(2,016,710)	$28,444	$(2,071,920)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	508	-	508
Issuance of common stock for services	1,358,800	-	1,358,800

Increase (decrease) in accounts payable	203,908	(13,645)	203,908
Increase in accrued salaries and wages	74,917	(14,715)	74,917
Net cash provided from (used by) operating activities	(378,577)	84	(433,787)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	380,587	-	380,587
Issuance of common stock for cash	-	-	55,500
Net cash provided from (used by) financing activities	380,587	-	436,087

Net increase (decrease) in cash and cash equivalents	2,010	84	2,300
Cash and cash equivalents, beginning of period	290	206	-
Cash and cash equivalents, end of period	$2,300	$290	$2,300

Supplemental disclosure
Interest paid during the period	$-	$-	$-

Non-Cash Transactions
In August, 2009, the Company acquired a Patent and Patent Applications through the issuance of 20,333,000 Common shares.
In December, 2009, the Company cancelled 100,000,000 shares and returned to the treasury.

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

1. Organization, Description of Business, and Basis of Accounting

Business Organization

Lightlake Therapeutics, Inc., (formerly known as Madrona Ventures, Inc.) (the Company) was originally incorporated in the State of Nevada on June 21, 2005.  On September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31. The company is currently in the development stage and to date its’ activities have been limited to capital formation. The Company is currently in the development stage and has limited assets and no revenue. In accordance with the FASB ASC 915, it is considered a Development Stage Company.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

Recently Adopted Accounting Pronouncements

Effective July 31, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June, 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Recently Issued Accounting Standards

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At July 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of July 31, 2010, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

We adopted the accounting policy of Fair Value Measurement on January 1, 2008. This policy defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this policy established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Fair Value of Financial Instruments (Cont.)

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None
Level 2:  None
Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended July 31, 2010 and 2009, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of July 31, 2010 and 2009, the Company’s has no issued and outstanding warrants or options.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

1. Organization, Description of Business, and Basis of Accounting (Cont.)

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

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

2. Related Party Transactions

The Company’s Director and former officer advanced funds to the Company for working capital needs in the amount of $380,587.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

3. Income Taxes

The Company provides for income taxes asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31,
	2010	2009
Income tax expense at statutory rate	$(786,517)	$(11,093)

Valuation allowance	786,517	11,093

Income tax expense per books	$-	$-

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

3. Income Taxes (Cont.)

Net deferred tax assets consist of the following components as of July 31:
	2010	2009
Net Operating Loss Carryover	$(808,049)	$(21,532)

Valuation allowance	808,049	21,532

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $2,071,920 as of July 31, 2010 which expires in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At July 31, 2010 and 2009, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at July 31, 2010 or 2009.

4. Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its’ common stock.  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

5. Capital Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At July 31, 2010 there were 61,508,333 shares issued and outstanding.  The Company has no other classes of shares authorized for issuance.

On September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors. This transaction was contractual in nature and valued at market.

On September 16, 2009, the Company issued 3,325,000 shares of Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company. This transaction was contractual in nature and valued at market.

In October, 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of a promissory note payable. This stock was obligated by the Company on August 28, 2009, and a demand promissory note and hypothecation agreement were executed on that date. The Company set aside stock to cover the original debt of $12,250 since the demand promissory note was considered due, and the debt delinquent, at the time executed and the market value was used to value the stock on the date obligated and set aside.  This transaction resulted in a loss on settlement of debt on the amount of $967,750.

On December 29, 2009, the Company issued 993,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 349,359 Shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners. This transaction was contractual in nature and valued at market.

At July 31, 2010, there were no outstanding stock options or warrants.

6. Common Stock Purchase Agreement

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

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

7. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Lightlake Therapeutics Inc., whose one year terms will expire on 07/01/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires
Seijin Ki	40	CFO,	7/31/09	7/01/11
225-230 Queens Quay W.,		Secretary
Toronto, ON, M5J 2Y7		Treasurer

Dr. Roger Crystal	34	CEO, Director	9/23/09	7/01/11
54 Baker St, London, W1U 7BU

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our two officers and directors has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Both of our directors has neither been convicted in any criminal proceeding (excluding traffic violations) and is not the subject of a criminal proceeding which is currently pending.

RESUMES

ROGER CRYSTAL 34, has been chief executive officer since September 23, 2009.  He has an extensive background in healthcare, having worked as a surgeon in London’s leading hospitals, before transitioning into business. He worked in strategy healthcare consulting, serving across several functions in the UK National Health Service and with global pharmaceutical clients.  In addition to his medical degree, he was awarded membership of The Royal College of Surgeons of England and holds an MBA from London Business School, where he gained M&A experience at Goldman Sachs.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our CEO Roger Crystal receives an annual salary of $45,000.00 and owns 500,000 shares of the company’s common stock.  Our CFO Seijin Ki receives an annual salary of $45,000.00 and is the beneficial owner of 5,000,000 shares of the company’s common stock.  These salaries have not been paid due to the cash position of the Company.

The current Board of Directors comprised of two members Dr. Roger Crystal and Mr. Seijin Ki.

Summary Compensation Table

Other Name & Principal Position	Year	Salary($)	Bonus($)	Annual Compensation($)	Restricted Stock Award(s)($)	Options SARs(#)	LTIP Payouts($)	All Other Compensation($)

Roger Crystal CEO	2010	45,000	-0-	45,000	-0-	-0-	-0-	-0-
Seijin Ki, CFO	2010	45,000	-0-	45,000	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lightlake Therapeutics Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of	No. of		Percentage
Beneficial Owner	Shares		of Ownership:
Seijin Ki	5,000,000	*	8.1%
Roger Crystal	500,0000		0.81%
David Sinclair	6,388,333		10.4%
Stephanie Sinclair	6,308,334		10.2%
Hanu Valojarvi	6,508,333		10.6%

Mr. Seijin Ki, the shareholder through his ownership of Pelikin Group, former CEO of the Company on March 25, 2010 surrendered 100,000,000 shares (ref.: Form 5 filed March 25, 2010) did not receive any compensation for surrendering the shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $9,500, for audit-related services were $nil, for tax services were $nil and for other services were $6,000 during the year ended July 31, 2010.

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

/s/ Seijin Ki                                                                  November 10, 2010
Seijin Ki, Chief Financial Officer                              Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2010.

By:	/s/Dr.Roger Crystal	Director & Chief Executive Officer
Dr. Roger Crystal

By:	/s/ Seijin Ki	Chief Financial Officer
Seijin Ki