Form 10-K/A
period 2010-07-31
Lightlake Therapeutics Inc.
filed 2010-12-10
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this form 10-K/A First Amended. Except for the historical information contained herein, the discussion in this form 10-K/A First Amended contains certain forward-looking statements that involve risk and uncertainties, such as statements of plans, objectives, expectations and intentions. The cautionary statements made in this form 10-K/A First Amended should be read as being applicable to all related forward-looking statements wherever they appear in this form 10-K/A First Amended. The Company's actual results could differ materially from those discussed here.

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

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
Index to Financial Statements
July 31, 2010 and 2009

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lightlake Therapeutics, Inc.

We have audited the accompanying balance sheets of Lightlake Therapeutics, Inc. (a development stage company and a Nevada corporation) as of July 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightlake Therapeutics, Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has no revenues, significant assets or cash flows since inception that raise substantial doubt about its ability to continue as a going concern. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 9, 2010

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Balance Sheet
As of July 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$2,300	$290
Other current assets	-	-
Total current assets	2,300	290

Other assets
Patent and patent applications (net of accumulated amortizaton)	19,825	-

Total assets	$22,125	$290

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$203,908	$-
Accrued salaries and wages	74,917	$-
Due to related party	380,587	-
Total liabilities	659,412	-

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
61,508,333 shares issued and outstanding at July 30, 2010 and
6,525,000 shares issued and outstanding at July 31, 2009 (Pre-Split )	61,508	6,525
Additional paid-in capital	1,373,125	48,975
Accumulated deficit during the development stage	(2,071,920)	(55,210)
Total stockholders' equity (deficit)	(637,287)	290
Total liabilities and stockholders' equity	$22,125	$290

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

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to July 31, 2010
					Deficit
			Additional		During the
	Common Stock		Paid In		Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock Issued for Acquisition of Patent	20,333,333	20,333	-	-		20,333

Cancellation of Shares	(100,000,000)	(100,000)	100,000	-		-

Stock for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

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

Recently Issued Accounting Standards (Cont.)

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

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

3. Related Party Transactions

The Company’s Chief Executive Officer advanced funds to the Company for working capital needs in the amount of $380,587.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

Prior to fiscal 2009, and though the date of the Belmont Agreement (Note 6), a former officer of the Company advanced funds to the Company for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.  Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

4. Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

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
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2010 and 2009

5. Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its' common stock.  The company recorded the patents at $20,333, which approximated the fair market value.  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

6. Capital Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At July 31, 2010 and 2009 there were 61,508,333 and 6,525,000 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

During the year ended July 31, 2010, the Company effectuated a 20 for 1 forward stock split.  Subsequently, the Company’s chief executive officer cancelled 100,000,000 common shares beneficially owned by him through his ownership in Pelikin Group (Note 6).

During the year ended July 31, 2010, the Company issued 4,150,000 common shares to various individuals and entities for services rendered to the Company.  The aggregate value of the shares issued was $1,358,800 based on the closing price of the Company’s common stock at the date of issuance, which approximates the fair market value of the services rendered.

At July 31, 2010 and 2009, there were no outstanding stock options or warrants.

7. Common Stock Purchase Agreement

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

ITEM 11.  EXECUTIVE COMPENSATION

Our CEO Roger Crystal receives an annual salary of $35,000.00 and owns 500,000 shares of the company’s common stock.  Our CFO Seijin Ki receives an annual salary of $35,000.00 and is the beneficial owner of 5,000,000 shares of the company’s common stock.  These salaries have not been paid due to the cash position of the Company.

The current Board of Directors comprised of two members Dr. Roger Crystal and Mr. Seijin Ki.

Summary Compensation Table

Other Name & Principal Position	Year	Salary($)	Bonus($)	Annual Compensation($)	Restricted Stock Award(s)($)	Options SARs(#)	LTIP Payouts($)	All Other Compensation($)

Roger Crystal CEO	2010	35,000	-0-	35,000	-0-	-0-	-0-	-0-
Seijin Ki, CFO	2010	35,000	-0-	35,000	-0-	-0-	-0-	-0-

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

/s/ Seijin Ki                                                                  December 10, 2010
Seijin Ki, Chief Financial Officer                              Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 10, 2010.

By:	/s/Dr.Roger Crystal	Director & Chief Executive Officer
Dr. Roger Crystal

By:	/s/ Seijin Ki	Chief Financial Officer
Seijin Ki