Form 10-Q
period 2010-10-31
Lightlake Therapeutics Inc.
filed 2010-12-14
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 61,788,333 shares of Common Stock outstanding as of October 31, 2010.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
As of

	October 31,	July 31,
Assets	2010	2010
Current assets
Cash and cash equivalents	$2,300	$2,300
Other current assets	-	-
Total current assets	2,300	2,300

Other assets
Patent and patent applications (net of accumulated amortization)	19,571	19,825

Total assets	$21,871	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$233,908	$203,908
Accrued salaries and wages	92,417	$74,917
Due to related party	572,587	380,587
Total liabilities	898,912	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
61,788,333 shares issued and outstanding at October 31, 2010 and
61,508,333 shares issued and outstanding at July 31, 2010	61,788	61,508
Additional paid-in capital	1,414,845	1,373,125
Accumulated deficit during the development stage	(2,353,674)	(2,071,920)
Total stockholders' equity (deficit)	(877,041)	(637,287)
Total liabilities and stockholders' equity	$21,871	$22,125

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the three months ended October 31, 2010 and 2009 and
the period from Inception (June 21, 2005) to October 31, 2010

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	281,754	76,214	2,357,822
Mineral interests	-	-	39,015
Total operating expenses	281,754	76,214	2,396,837

Income (loss) from operations	(281,754)	(76,214)	(2,396,837)

Other income (expense)
Debt forgiveness	-	-	43,163
Total other income (expense)	-	-	43,163

Income (loss) before provision for income taxes	(281,754)	(76,214)	(2,353,674)

Provision for income taxes	-	-	-

Net income (loss)	$(281,754)	$(76,214)	$(2,353,674)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	61,578,333	94,449,311

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to October 31, 2010

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock Issued for Acquisition of Patent	20,333,333	20,333	-	-		20,333

Cancellation of Shares	(100,000,000)	(100,000)	100,000	-		-

Stock for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

October 6, 2010: Stock issued for services	200,000	200	29,800			30,000

October 13, 2010: Stock issued for services	80,000	80	11,920			12,000

Net income (loss)					(281,754)	(281,754)

Balance at October 31, 2010	61,588,333	$61,788	$1,414,845	$-	$(2,353,674)	$(625,287)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
For the Three Months Ended October 31, 2010 and 2009 and the period
From Inception (June 21, 2005) to October 31, 2010

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	2010	2009	2010

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(281,754)	$(76,214)	$(2,353,674)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Amortization	254	-	762
Issuance of common stock for services	42,000	300	1,400,800

Increase (decrease) in accounts payable	30,000	1,100	233,908
Increase in accrued salaries and wages	17,500	75,248	92,417
Net cash provided from (used by) operating activities	(192,000)	434	(625,787)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	192,000	-	572,587
Issuance of common stock for cash	-	-	55,500
Net cash provided from (used by) financing activities	192,000	-	628,087

Net increase (decrease) in cash and cash equivalents	-	434	2,300
Cash and cash equivalents, beginning of period	2,300	290	-
Cash and cash equivalents, end of period	$2,300	$724	$2,300

Supplemental disclosure
Interest paid during the period	$-	$-	$-

Non-Cash Transactions
In August, 2009, the Company acquired a Patent and Patent Applications through the issuance of 20,333,000 Common shares.
In December, 2009, the Company cancelled 100,000,000 shares of common stock.

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended October 31, 2010 and July 31, 2010

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At October 31, 2010 and July 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of October 31, and July 31, 2010, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended October 31, 2010 and July 31, 2010

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Earnings (Loss) per Share (Cont.)

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

As of October 31 and July 31, 2010, the Company’s has no issued and outstanding warrants or options.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended October 31, 2010 and July 31, 2010

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty

3. Related Party Transactions

The Company’s Chief Financial Officer advanced funds to the Company for working capital needs in the amount of $572,587.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

Prior to fiscal 2009, and through the date of the Belmont Agreement (Note 6), a former officer of the Company advanced funds to the Company for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.  Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	October 31, 2010	July 31, 2010
Income tax expense at statutory rate	$(109,884)	$(786,517)

Valuation allowance	109,884	786,517

Income tax expense per books	$-	$-

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended October 31, 2010 and July 31, 2010

4. Income Taxes (Cont.)

Net deferred tax assets consist of the following components as of:

	October 31, 2010	July 31, 2010
Net Operating Loss Carryover	$(1,089,803)	$(808,049)

Valuation allowance	1,089,803	808,049

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $2,353,674 as of October 31, 2010 which expires in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At October 31, and July 31, 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at October 31 or July 31, 2010.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended October 31, 2010 and July 31, 2010

6. Captial Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At October 31, and July 31, 2010 there were 61,788,333 and 61,508,333shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

During the year ended July 31, 2010, the Company effectuated a 20 for 1 forward stock split.  Subsequently, the Company’s chief executive officer cancelled 100,000,000 common shares beneficially owned by him through his ownership in Pelikin Group.

During the year ended July 31, 2010, the Company issued 4,150,000 common shares to various individuals and entities for services rendered to the Company.  The aggregate value of the shares issued was $1,358,800 based on the closing price of the Company’s common stock at the date of issuance, which approximates the fair market value of the services rendered.

At October 31, 2010 and July 31, 2010, there were no outstanding stock options or warrants.

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

The Company will conduct a Phase II clinical trial to investigate the use of intranasal naloxone for obese and overweight patients with binge eating. Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which is approximately 25% of all obese and overweight patients. We believe this approach will deliver successful outcomes in a challenging area that has recently encountered several failures.

We now aim to commence a six month randomized, double blind placebo controlled trial in Helsinki, Finland during the first quarter of 2011.  It is our aim for this trial to be FDA compliant. We have identified a suitable nasal spray manufacturer, and patient selection for the Phase II trial is completed, with 298 candidates for the trial.  A total of 138 individuals with the appropriate genetic marker will be recruited from this patient base.

If the outcome of Phase II is favorable, we aim to collaborate with other parties to progress and fund Phase III, which will be held at the Imperial College London, in the UK and other international institutions. We currently have such an agreement with Celesio AG and we will pursue similar relationships over the next twelve months.  At this point the management team will be strengthened accordingly. During the next year we aim to broaden our product pipeline, and anticipate acquiring additional patents that relate to the use of opioid antagonists.

PLAN OF OPERATION

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

During the year ended July 31, 2010, the company carried out operations to exploit the patent and patent applications it acquired on August 24, 2009 the company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534. The company was informed on Oct. 15, 2010, that the Examiner has approved the application and that the US Patent will be granted.

In November, 2009 the clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for a future Phase II clinical trial under the direction of its trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine, University of Helsinki. The trial is being conducted in conjunction with the National Institute for Health and Welfare, in Helsinki, Finland. The screening has been completed for patient selection for the Phase II trial. A total of 900 people contacted Lightlake. Of these 298 have had gene samples analyzed, in preparation to the selection of the 138 subjects for the trial

The company on May 6, 2010, was granted ethical approval for the Phase II trial itself . It is to be held at the National Institute for Health and Welfare, in Helsinki, Finland. A preliminary meeting with the FIMEA Regulatory Authority was held on May 7 and their requirements for approval obtained.

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

We have expended $761,412 for research and development costs since inception.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three month period ending October 31, 2010 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $281,754 for the three month period ending October 31, 2010. For the same three month period ending October 31, 2009 our operating expenses were $76,214.

Our net loss for the three month period ending October 31, 2010 was $281,754 and our net loss from inception through October 31, 2010 was $2,353,674.

At October 31, 2010, we had assets of $21,871 and at the same date current liabilities of $898,912.

The following table provides selected financial data about our Company as at October 31, 2010 and July 31, 2010:

Balance Sheet Data:	10/31/10	7/31/10

Cash	$2,300	$2,300
Total assets	$21,871	$22,125
Total Liabilities	$898,912	$659,412
Shareholder's equity(deficit)	$(877,041)	$(637,287)

We have not attained profitable operations and are dependent upon obtaining financing to pursue the clinical trials in Helsinki, Finland.  In their report on our audited financial statements as at July 31, 2010, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2009 audited financial statements and notes thereto, which can be found in our Form 10-K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

Our significant accounting policies are as follows:

PATENT OWNERSHIP

The user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  (see Exhibit 5, Sinclair Agreement Form 10-K) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behavior program pioneered by Dr. David Sinclair.  The company plans to file and obtain the necessary requirements to conduct Phase II clinical trials in Helsinki, Finland.  There is no guarantee that we will obtain the approval from the Finnish authorities to conduct the trials and the company will need to obtain the required financing if granted the approvals to conduct the trials.  To date the company has not been granted the regulatory approval to conduct the trials.

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

There is no other information.

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

Lightlake Therapeutics Inc.

Date: December 14, 2010	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: December 14, 2010	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director