Form 10-Q
period 2011-01-31
Lightlake Therapeutics Inc.
filed 2011-03-17
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
or

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission file number 333-139915

LIGHTLAKE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

54 Baker Street, 6th Floor, London, England	W1U 7BU
(Address of principal executive offices)	(Zip Code)

44-207-034-1943
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   x   No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o		Accelerated filer	o

Non-accelerated filer	o	(Do not check if a smaller reporting company)	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   o   No   x

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   o  No   o

APPLICABLE ONLY TO CORPORATE ISSUERS

The were 65,398,333 shares of Common Stock outstanding as of January 31, 2011.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	1
	Balance Sheet as of January 31, 2011 and July 31, 2010	2
	Statements of Operations for the three and six months ended January 31, 2011 and 2010 and the period from inception (June 21, 2005) to January 31, 2011	3
	Statement of Stockholders Equity (Deficit) for the period from inception (June21, 2005) to January 31, 2011	4
	Statement of Cash Flows for the six months ended January 31, 2011 and 2010 and the period from inception (June 21, 2005) to January 31, 2011	5
	Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

Signatures		16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
As of

	January 31,	July 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$1,118	$2,300
Other current assets	-	-
Total current assets	1,118	2,300

Other assets
Patents and patent applications (net of accumulated amortizaton)	26,434	19,825

Total assets	$27,552	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$233,908	$203,908
Accrued salaries and wages	109,917	$74,917
Due to related party	309,087	380,587
Total liabilities	652,912	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
65,398,333 shares issued and outstanding at January 31, 2011 and
61,508,333 shares issued and outstanding at July 31, 2010	65,398	61,508
Additional paid-in capital	2,657,602	1,373,125
Accumulated deficit during the development stage	(3,348,360)	(2,071,920)
Total stockholders' equity (deficit)	(625,360)	(637,287)
Total liabilities and stockholders' equity	$27,552	$22,125

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the three and six months ended January 31, 2011 and 2010 and the period
From inception (June 21, 2005) to January 31, 2011

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		(June 21, 2005)
	January 31,		January 31,		to January 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	994,686	1,238,773	1,276,440	1,314,987	3,352,508
Mineral interests	-	-	-	-	39,015
Total operating expenses	994,686	1,238,773	1,276,440	1,314,987	3,391,523

Income (loss) from operations	(994,686)	(1,238,773)	(1,276,440)	(1,314,987)	(3,391,523)

Other income (expense)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	-	-	-	-	43,163

Income (loss) before provision for income taxes	(994,686)	(1,238,773)	(1,276,440)	(1,314,987)	(3,348,360)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(994,686)	$(1,238,773)	$(1,276,440)	$(1,314,987)	$(3,348,360)

Basic loss per common share:
Earnings (loss) per common share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Basic weighted average
common shares outstanding	62,747,626	113,916,483	62,747,626	113,916,483

Fully diluted per common share:
Earnings (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Fully diluted weighted average
common shares outstanding	67,840,833	113,916,483	67,840,833	113,916,483

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to January 31, 2011
					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	1,900,000	1,900	590,100			592,000

Stock issued for services	1,990,000	1,990	581,010			583,000

Stock based compensation from issuance of stock options			106,250			106,250

Net income (loss)					(1,276,440)	(1,276,440)

Balance at January 31, 2011	65,398,333	$65,398	$2,657,602	$-	$(3,348,360)	$(625,360)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
For the Six Months Ended January 31, 2011 and 2010 and the period
From inception (June 21, 2005) to January 31, 2011

		For the	From Inception
		Six Months Ended	(June 21, 2005)
		January 31,	to January 31,
	2011	2010	2011

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,276,440)	$(1,314,987)	$(3,348,360)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Amortization	508	-	1,016
Issuance of common stock for services	583,000	1,058,500	1,941,800
Stock based compensation from issuance of stock options	106,250	-	106,250

Increase (decrease) in accounts payable	30,000	46,619	233,908
Increase in accrued salaries and wages	35,000	46,167	109,917
Net cash provided from (used by) operating activities	(521,682)	(163,701)	(955,469)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	192,000	165,369	572,587
Payments to related party for note payable	(263,500)	-	(263,500)
Issuance of common stock for cash	592,000	-	647,500
Net cash provided from (used by) financing activities	520,500	165,369	956,587

Net increase (decrease) in cash and cash equivalents	(1,182)	1,968	1,118
Cash and cash equivalents, beginning of period	2,300	290	-
Cash and cash equivalents, end of period	$1,118	$2,258	$1,118

Supplemental disclosure
Interest paid during the period	$-	$-	$-

Non-Cash Transactions
In August, 2009, the Company acquired a Patent and Patent Applications through the issuance of 20,333,000 Common shares.
In December, 2009, the Company cancelled 100,000,000 shares of common stock.

On November 29, 2010, The Company issued 7,116,667 warrants to purchase its' common stock at $0.25 per share for a term of five years in exchange for the acquisition of a patent.
On December 15, 2010, the Company issued incentive stock options on 7,500,000 shares at $0.60 and expire three years from date of grant.
On December 15, 2010, the Company issued 1,900,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On December 15, 2010, the Company issued incentive stock options on 1,000,000 shares at $1.20 and expire three years from date of grant.

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 and July 31, 2010

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At January 31, 2011 and July 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 and July 31, 2010

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

Stock-Based Compensation

In December 2004, the FASB issued Accounting Standards Codification (ASC) No. 718, Accounting for Stock Options and Other Stock Based Compensation.  Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 and July 31, 2010

3. Related Party Transactions

The Company’s Chief Executive Officer advanced funds to the Company for working capital needs in the amount of $309,087.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

Prior to fiscal 2009, and though the date of the Belmont Agreement (See Note 6), a former officer of the Company advanced funds to the Company for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.  Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	January 31, 2011	July 31, 2010

Income tax expense at statutory rate	$(492,939)	$(786,517)

Valuation allowance	492,939	786,517

Income tax expense per books	$-	$-

	January 31, 2011	July 31, 2010

Net Operating Loss Carryover	$(1,300,985)	$(808,049)

Valuation allowance	1,300,985	808,049

Net deferred tax asset	$-	$-

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 and July 31, 2010

4. Income Taxes (Cont.)

The Company has a net operating loss carryover of $3,335,860 as of January 31, 2011 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At January 31, 2011, and July 31, 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at January 31 or July 31, 2010.

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

On December 16, 2011 the Company acquired US Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses, using an opioid antagonist as treatment’.  This patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and expire in  five years.

6. Stockholders’ Equity

Common Stock
The Company has 200,000,000 common shares authorized at a par value of $0.001.  At January 31, 2011, and July 31, 2010 there were 65,398,333 and 61,508,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

During the year ended July 31, 2010, the Company effectuated a 20 for 1 forward stock split.  Subsequently, the Company’s chief executive officer cancelled 100,000,000 common shares beneficially owned by him through his ownership in Pelikin Group.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 and July 31, 2010

6. Stockholders’ Equity (Cont.)

Common Stock
During the year ended July 31, 2010, the Company issued 4,150,000 common shares to various individuals and entities for services rendered to the Company.  The aggregate value of the shares issued was $1,358,800 based on the closing price of the Company’s common stock at the date of issuance, which approximates the fair market value of the services rendered.

During the six months ended January 31, 2011, the Company issued 1,990,000 common shares to various individuals and entities for services rendered to the Company.  The aggregate value of the shares issued was $583,000 based on the closing price of the Company’s common stock at the date of issuance, which approximates the fair market value of the services rendered.

Also, during the six month period ended January 31, 2011, The Company sold 1,820,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $117,000.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the three and six months ended, January 31, 2011 was $93,750 and $93,750, respectively.  There was no stock based compensation for the three and six months ended, January 31, 2010.

On December 15, 2010, the Company granted two of its’ officers options to purchase 7,500,000 shares of its’ common stock at $0.60 per share.  Also, on December 15, 2010, the Company granted its’ Chief Executive Officer options to purchase 1,000,000 shares at a price of $1.20 per share. These options expire December 15, 2013.  The Company’s stock price closed at $0.30 on the date these options were granted.

At January 31, 2011, the total stock-based compensation cost which has not been recognized is $2,443,750.  These remaining costs are expected to be recognized over the next 34 1/2 months.

Warrants
On December 16, 2011 the Company acquired US Patent No. 5,587,381, for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and they expire in  five years.

On December 15, 2010, the Company issued 1,900,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on December 15, 2015.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 and July 31, 2010

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

We now aim to commence a 6 month randomized, double blind placebo controlled trial in Helsinki, Finland during the third quarter of 2011.  It is our aim for this trial to be FDA compliant. We have identified a suitable nasal spray manufacturer, and patient selection for the Phase II trial is completed, with 298 candidates for the trial.  A total of 138 individuals with the appropriate genetic marker will be recruited from this patient base.

If the outcome of Phase II is favorable, we aim to collaborate with other parties to progress and fund Phase III, which will be held at the Imperial College London, in the UK and other international institutions. We currently have such an agreement with Celesio AG and we will pursue similar relationships over the next 12 months.  At this point the management team will be strengthened accordingly. During the next year we aim to broaden our product pipeline, and anticipate acquiring additional patents that relate to the use of opioid antagonists.

On November 29, 2010, the Company announced Dr. Michael Sinclair, a seasoned healthcare executive, as the Company’s new Executive Chairman.

On December 16, 2011, the Company announced it had acquired US Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses’, using an opioid antagonist as treatment. The Company aims to leverage its’ capabilities into new therapeutic areas. The potential to expand the product pipeline into this area is important progress for Lightlake Therapeutics.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share.  The issuance date of these warrants was November 29, 2010 and they expire in 5 years.

On December 29, 2011, the Company announced that it had appointed Mary K. Pendergast J.D., LL.M., as its advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the U.S. Food and Drug Administration.

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

On December 16, 2011 the Company announced it had acquired US Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses’, using an opioid antagonist as treatment. The Company aims to leverage its capabilities into new therapeutic areas. The potential to expand the product pipeline into this area is important progress for Lightlake Therapeutics.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share the issuance date of these warrants was November 29, 2010 and expire in5 years.

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

RESULTS OF OPERATIONS

We did not have any revenues during the three month or six month period ending January 31, 2011 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $994,686 for the three month period and $1,276,440 for the six months ending January 31, 2011. For the same three month and six month period ending January 31, 2010 our operating expenses were $1,238,773 and $1,314,987, respectively.

Our net loss for the three month period ending January 31, 2011 was $994,686 and our net loss for the six month period ending January 31, 2011 was $1,276,440 and our net loss from inception through January 31, 2011 was $3,348,360.

At January 31, 2011, we had assets of $27,552 and at the same date current liabilities were $652,912.

On December 15, 2010, the company granted stock options to two of our directors.  Our Executive Chairman, Dr. Michael Sinclair was granted 5,000,000 stock options to purchase the Company’s common stock at a price of $0.60 and these options will expire three years from the date of the grant.  Our Chief Executive Officer, Dr. Roger Crystal, was granted 2,500,000 stock options to purchase the Company’s common stock at a price of $0.60 and 1,000,000 stock options at a price of $1.20 and these options will expire three years from the date of the grant.

The following table provides selected financial data about our Company as at January 31, 2011 and July 31, 2010:

Balance Sheet Data:	1/31/11	7/31/10

Csh	$1,118	$2,300
Total assets	$27,552	$22,125
Total Liabilities	$652,912	$659,412
Shareholder's equity(deficit)	$(625,360)	$(637,287)

We have not attained profitable operations and are dependent upon obtaining financing to pursue the clinical trials in Helsinki, Finland.  In their report on our audited financial statements as at July 31, 2010, our auditors raised substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2010 audited financial statements and notes thereto, which can be found in our Form 10-K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

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

Lightlake Therapeutics Inc.

Date: March 17, 2011	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: March 17, 2011	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director