Form 10-Q
period 2011-04-30
Lightlake Therapeutics Inc.
filed 2011-06-13
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
or

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

The were 73,598,333 shares of Common Stock outstanding as of April 30, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

K Y A N   W I L L I A M   K R A U S
Certified Public Accountant
641 South Water Street
Kent, Ohio  44240

INDEPENDENT ACCOUNTANT’S COMPILATION REPORT

To Dr. Roger Crystal
Chief Executive Officer,

Lightlake Therapeutics, Inc.
(formerly known as  Madrona Ventures, Inc.)
(a Developmental Stage Enterprise)

I have compiled the accompanying Balance Sheets of Lightlake Therapeutics, Inc. (formerly known as Madrona Ventures, Inc.) (a Development Stage Enterprise) as of April 30, 2011 and July 31, 2010, and the related Statements of Operations, Shareholders’ Deficit, and Cash Flows for the three and nine months then ended.  I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America and for designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of the financial statements.

My responsibility is to conduct the compilation in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The objective of a compilation is to assist management in presenting financial information in the form of financial statements without undertaking to obtain or provide any assurance that there are no material modifications that should be made to the financial statements.

Kyan W. Kraus, CPA.

June 10, 2011

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
(Unaudited)
As of

	April 30,	July 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$156,518	$2,300
Total current assets	156,518	2,300

Other assets
Patents and patent applications (net of accumulated amortizaton)	26,180	19,825

Total assets	$182,698	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$104,136	$203,908
Accrued salaries and wages	36,206	$74,917
Due to related party	307,969	380,587
Total liabilities	448,311	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
73,598,333 shares issued and outstanding at April 30, 2011 and
61,508,333 shares issued and outstanding at July 31, 2010	73,598	61,508
Additional paid-in capital	8,408,452	1,373,125
Accumulated deficit during the development stage	(8,747,663)	(2,071,920)
Total stockholders' equity (deficit)	(265,613)	(637,287)
Total liabilities and stockholders' equity	$182,698	$22,125

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
(Unaudited)
For the three and nine months ended April 30, 2011 and 2010 and the period
From inception (June 21, 2005) to April 30, 2011

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		(June 21, 2005)
	April 30,		April 30,		to April 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	5,399,303	217,369	6,675,743	1,532,356	8,751,811
Mineral interests	-	-	-	-	39,015
Total operating expenses	5,399,303	217,369	6,675,743	1,532,356	8,790,826

Income (loss) from operations	(5,399,303)	(217,369)	(6,675,743)	(1,532,356)	(8,790,826)

Other income (expense)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	-	-	-	-	43,163

Income (loss) before provision for income taxes	(5,399,303)	(217,369)	(6,675,743)	(1,532,356)	(8,747,663)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(5,399,303)	$(217,369)	$(6,675,743)	$(1,532,356)	$(8,747,663)

Basic loss per common share:
Earnings (loss) per common share	$(0.08)	$(0.00)	$(0.10)	$(0.02)
Basic weighted average
common shares outstanding	64,495,989	95,719,711	64,495,989	95,719,711

Fully diluted per common share:
Earnings (loss) per common share	$(0.07)	$(0.00)	$(0.09)	$(0.02)
Fully diluted weighted average
common shares outstanding	74,143,217	95,719,711	74,143,217	95,719,711

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
(Unaudited)
For the period from Inception (June 21, 2005)
to April 30, 2011

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	5,600,000	5,600	3,057,600			3,063,200

Stock issued for services	6,490,000	6,490	3,864,360			3,870,850

Stock based compensation from issuance of stock options			106,250			106,250

Net income (loss)					(6,675,743)	(6,675,743)

Balance at April 30, 2011	73,598,333	$73,598	$8,408,452	$-	$(8,747,663)	$(265,613)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
For the Nine Months Ended April 30, 2011 and 2010 and the period
From inception (June 21, 2005) to April 30, 2011

	For the		From Inception
	Nine Months Ended		(June 21, 2005)
	April 30,		to April 30,
	2011	2010	2011

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(6,675,743)	$(1,532,356)	$(8,747,663)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Amortization	762	254	1,270
Issuance of common stock for services	3,870,850	1,058,800	5,025,049
Stock based compensation from issuance of stock options	106,250	-	106,250

Increase (decrease) in accounts payable	(99,772)	84,119	233,908
Increase (decrease) in accrued salaries and wages	(38,711)	57,417	109,917
Net cash provided from (used by) operating activities	(2,836,364)	(331,766)	(3,271,269)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	192,000	333,469	572,587
Payments to related party for note payable	(264,618)	-	(263,500)
Issuance of common stock for cash	3,063,200	-	3,118,700
Net cash provided from (used by) financing activities	2,990,582	333,469	3,427,787

Net increase (decrease) in cash and cash equivalents	154,218	1,703	156,518
Cash and cash equivalents, beginning of period	2,300	290	-
Cash and cash equivalents, end of period	$156,518	$1,993	$156,518

Supplemental disclosure
Interest paid during the period	$-	$-	$-

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
On March 1, 2011, the Company issued 920,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On March 15, 2011, the Company issued 1,760,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On April 25, 2011, the Company issued 280,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At April 30, 2011 and July 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of April 30, 2011 and July 31, 2010, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

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

The Company’s Chief Executive Officer advanced funds to the Company for working capital needs in the amount of $307,969.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	April 30, 2011	July 31, 2010

Income tax expense at statutory rate	$(2,603,540)	$(786,517)
Valuation allowance	2,603,540	786,517
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:
	April 30, 2011	July 31, 2010

Net Operating Loss Carryover	$(3,406,714)	$(808,049)
Valuation allowance	3,406,714	808,049
Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $8,735,163 as of April 30, 2011 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At April 30, 2011, and July 31, 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

4.  Income Taxes (Cont.)

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

6.  Stockholders’ Equity

Common Stock
The Company has 200,000,000 common shares authorized at a par value of $0.001.  At April 30, 2011, and July 31, 2010 there were 73,598,333 and 61,508,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

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

On October 6, 2010, the Company issued 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $30,000.

On October 13, 2010, the Company issued 80,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $12,000.

On November 17, 2010, the Company sold 1,020,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $71,400. The shares issued in this transaction were valued at $326,400.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

6.  Stockholders’ Equity (Cont.)

On December 1, 2010, the Company issued 1,000,000 shares to one its’ key officers as share based compensation.  The shares issued in this transaction were valued at market and amounted to $320,000.

On December 15, 2010, the Company sold 800,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $40,000. The shares issued in this transaction were valued at $240,000.

On December 22, 2010, the Company issued 400,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $128,000.

On January 4, 2011, the Company sold 80,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $5,600. The shares issued in this transaction were valued at $25,600.

On January 26, 2011, the Company issued 310,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $93,000.

On February 14, 2011, the Company issued 90,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $45,450.

On February 25, 2011, the Company issued 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $144,000.

On March 9, 2011, the Company issued 80,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $48,000.

On March 9, 2011, the Company sold 920,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $322,000. The shares issued in this transaction were valued at $552,000.

On March 17, 2011, the Company sold 620,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $303,800. The shares issued in this transaction were valued at $458,800.

On March 25, 2011, the Company issued 250,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $197,500.

On March 25, 2011, the Company sold 140,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $75,600. The shares issued in this transaction were valued at $110,600.

On March 29, 2011, the Company issued 400,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $260,000.

On April 5, 2011, the Company issued 800,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $544,000.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

6.  Stockholders’ Equity (Cont.)

On April 7, 2011, the Company issued 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $122,000.

On April 7, 2011, the Company sold 340,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $85,000. The shares issued in this transaction were valued at $207,400.

On April 20, 2011, the Company issued 680,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $462,400.

On April 20, 2011, the Company sold 1,680,000 shares of its’ common stock at $0.25 per share which represented discount to market in the amount of $420,000. The shares issued in this transaction were valued at $1,142,4000.

On April 27, 2011, the Company issued 1,000,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $670,000.

On April 28, 2011, the Company issued 600,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $402,000.

On April 29, 2011, the Company issued 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $180,000.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the three and nine months ended, April 30, 2011 was $93,750 and $93,750, respectively.  There was no stock based compensation for the three and nine months ended, April 30, 2010.

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

At April 30, 2011, the total stock-based compensation cost which has not been recognized is $2,231,250.  These remaining costs are expected to be recognized over the next 31 1/2 months.

Warrants
On December 16, 2011 the Company acquired US Patent No. 5,587,381, for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and they expire in  five years.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and nine months ended April 30, 2011 and July 31, 2010

6.  Stockholders’ Equity (Cont.)

On December 15, 2010, the Company issued 1,900,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on December 15, 2015.

On March 15, 2011, the Company issued 920,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on March 1, 2016.

On March 15, 2011, the Company issued 1,760,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on March 15, 2016.

On April 25, 2011, the Company issued 280,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on April 25, 2016.

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

On November 29, 2010, the Company announced Dr. Michael Sinclair, a seasoned healthcare executive, as the Company’s new Executive Chairman.

On December 16, 2010, the Company announced it had acquired US Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses’, using an opioid antagonist as treatment. The Company aims to leverage its’ capabilities into new therapeutic areas. The potential to expand the product pipeline into this area is important progress for Lightlake Therapeutics.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share.  The issuance date of these warrants was November 29, 2010 and they expire in 5 years.

On December 29, 2010, the Company announced that it had appointed Mary K. Pendergast J.D., LL.M., as its advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the U.S. Food and Drug Administration.

On October 15, 2010 the Company was informed by the Examiner from the US Patent office that our U.S. Patent Application 11/031,534 was approved and our U.S. patent would be granted.  On March 22, 2011 our Patent was officially issued and it is Patent #7,910,599.

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

During the year ended July 31, 2010, the company carried out operations to exploit the patent and patent applications it acquired on August 24, 2009 the company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534. The company was informed on Oct. 15, 2010, that the Examiner has approved the application and that the US Patent will be granted.  On March 22, 2011 our US Patent was officially issued by the US Patent Office and is patent number #7,910,599.

In November, 2009, the clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for a future Phase II clinical trial under the direction of its trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine, University of Helsinki, Helsinki, Finland. The trial is being conducted in conjunction with the National Institute for Health and Welfare, in Helsinki, Finland. The screening has been completed for patient selection for the Phase II trial. A total of 900 people contacted the Company. Of these, 298 have had gene samples analyzed(delete Comma)  in preparation to the selection of the 138 subjects for the trial. These patients are now enrolled and ready to enter the testing phase of the trial.

The company, on May 6, 2010, was granted ethical approval for the Phase II trial itself . It is to be held at the National Institute for Health and Welfare, in Helsinki, Finland. A preliminary meeting with the FIMEA Regulatory Authority was held on May 7th and their requirements for regulatory approval were obtained. Formal approval is expected during the third quarter of Fiscal 2011.

Our plan of operation for the next twelve months is to complete the Phase II Binge Eating Disorder clinical trial in Helsinki, Finland using the patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  The safe and effective treatment is a proprietary patented pharmaceutical medicine-based program pioneered by Dr. David Sinclair. We are receiving ongoing expert support from Pendergast Consulting to help this trial reach FDA standards.  These results are expected during the first or second quarter of fiscal 2012. Should the outcome of these results be favorable, Phase III will commence shortly thereafter, and suitable locations have been identified. The Imperial College of London has been selected to host this trial and centers of similar calibre are being identified in the USA.

In addition we expect to launch a similar Phase II trial to apply our technology to Bulimia Nervosa, and we are seeking funding to facilitate the trial launch.  We also expect to announce a partnership with a leading addiction institution, in order to commence an overdose program, through leveraging our expertise using opioid antagonists, and applying a novel technique to enhance the current treatment.

In the interim, we aim to raise additional funds to launch our Phase II trials to investigate the use of opioid antagonists to treat opioid, cocaine and amphetamine addictions.

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

We have one patent application with the US Patent Office (US Patent application, Jan. 10, 2005, Appln. S.N. 11/031,534) (see exhibit 6) The Company was informed on Oct. 15, 2010, that the Examiner has approved the application and that the US Patent will be granted. On March 22, 2011 our Patent was officially issued and it is Patent #7,910,599.  We are in the planning stages of branding and naming our future product.  We plan to trademark the product name and the overall weight loss program.  We have no current plans for any registrations such as franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

On December 16, 2011 the Company announced it had acquired US Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses’, using an opioid antagonist as treatment. The Company aims to leverage its capabilities into new therapeutic areas, and we are devising the appropriate protocols to enable this patented technology to be applied to opioid, amphetamine and cocaine addictions – a significant mass market opportunity. The potential to expand the product pipeline into this area is important progress for Lightlake Therapeutics.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share, the issuance date of these warrants was November 29, 2010 and expire in 5 years.

We are required to apply for or have any government approval for our products or services.

LIQUIDITY AND CAPITAL RESOURCES

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors to meet our short term funding needs.

RESULTS OF OPERATIONS

We did not have any revenues during the three month or six month period ending April 30, 2011 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $5,399,303 for the three month period and $6,675,743 for the nine months ending April 30, 2011. For the same three month and nine month period ending April 30, 2010 our operating expenses were $217,369 and $1,532,356, respectively.

Our net loss for the three month period ending April 30, 2011 was $5,399,303 and our net loss for the nine month period ending April 30, 2011 was $6,675,743 and our net loss from inception through April 30, 2011 was $8,790,826.

At April 30, 2011, we had assets of $182,698 and at the same date current liabilities were $448,311.

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

The following table provides selected financial data about our Company as at April 30, 2011 and July 31, 2010.

Balance Sheet Data:	4/30/11	7/31/10

Cash	$156,518	$2,300
Total assets	$182,698	$22,125
Total Liabilities	$448,311	$659,412
Shareholder's equity(deficit)	$(265,613)	$(637,287)

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

•
The user patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  (see Exhibit 5, Sinclair Agreement Form 10-K) The safe and effective treatment is a proprietary patented pharmaceutical medicine-based behaviour program pioneered by Dr. David Sinclair.

•
On December 16, 2010, the Company announced it had acquired US Patent #5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses’, using an opioid antagonist as treatment. The Company aims to leverage its’ capabilities into new therapeutic areas. The potential to expand the product pipeline into this area is important progress for Lightlake Therapeutics.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share.  The issuance date of these warrants was November 29, 2010 and they expire in 5 years.

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

Lightlake Therapeutics Inc.

Date: June 13, 2011	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: June 13, 2011	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director