Form 10-K
period 2011-07-31
Lightlake Therapeutics Inc.
filed 2011-10-31
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $40,027,693.

As of July 31, 2011, the registrant had 76,976,333 shares of common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

Statements contained herein, which are not historical facts, are forward-looking statements as a term defined by the Private Securities Litigation Reform Act of 1995.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market and access to sources of capital.

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

ITEM 1 – DESCRIPTION OF BUSINESS

Lightlake Therapeutics, Inc. is an early stage biopharmaceutical company using its expertise with opioid antagonists to develop modern treatments for common addictions and related disorders.  Opioid antagonists block opioid receptors in the brain so endorphins are unable to exert their effects.  Currently we are focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the US today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the US at this time.  For our future endeavors, we have patents that will allow us to widen our product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine and amphetamine.

Currently Lightlake is conducting Phase II clinical trials in Helsinki, Finland to investigate the use of the opioid antagonist naloxone intra-nasally as a treatment for Binge Eating Disorder.  Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which is thought to represent up to 25% of this total patient cohort.  We believe that our approach will deliver successful outcomes in a challenging area that has recently encountered several failures.

The science we are using to develop a treatment for Binge Eating Disorder is derived from the “Sinclair Method,” which was founded by our Chief Science Officer, Dr. David Sinclair.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, decreased the craving for alcohol in alcoholics.  Naltrexone has demonstrated a 78% success rate in helping patients abstain from alcohol or consume it at safe levels at long term follow-up.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependence.  Since then, the “Sinclair Method” has been used by medical practices around the globe as an effective treatment for alcoholism.

Similar to how an alcoholic tends to perceive and consume alcohol, patients suffering from Binge Eating Disorder typically exhibit a lack of control eating foods typically high in sugar, fat or salt, are preoccupied with eating these types of foods, and are able to override the feeling of fullness.  When these patients eat foods with high levels of sugar, salt or fat, the opioidergic system is activated, which causes the firing of the neurons that release endorphins. The endorphins then bind to opioid receptors on other neurons and activate these opioid receptors, which reinforces the addictive behavior.  By blocking these opioid receptors with an opioid antagonist, the effect these endorphins have each time these foods are eaten is counteracted.

We consider naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge.   Moreover, we expect that  the  nasal spray is unlikely to be used in a truly chronic manner— as patients would only administer the treatment when they have the urge to binge eat, and would require less of the spray over time as they regain control of their eating habits.

Lightlake commenced Phase II trials investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder in the third quarter of 2011 with the expectation that the trials will take six months to complete.  138 patients meeting the criteria for Binge Eating Disorder were randomly selected from over 900 applicants wanting to participate in these trials.  While each patient is randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients are partaking in an exercise program—a behavior that we believe can be reinforced through this approach.  Some of the patients carry the A118G, which is a genetic variant for the Mu Opioid receptor, and we will determine whether their response to treatment differs.  We have already identified a suitable nasal spray manufacturer.

If the outcome of Phase II is favorable, we aim to collaborate with other parties to progress to and fund Phase III in addition to our plans to grow organically.  While we currently have plans for Imperial College London, United Kingdom, to be a major site for Phase III, we are also seeking to identify suitable centers in the US.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will further pursue similar relationships over the next 12 months to provide funding and strategic relationships that will help us reach key milestones.  At this point, the management team will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate commencing further trials based on our existing as well as potential patents that relate to the use of opioid antagonists.  In particular, we are looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa in 2012 as we are confident that we can apply the same science we are using to develop a treatment for Binge Eating Disorder to develop a solution for Bulimia Nervosa.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31.  Lightlake is a Development Stage Company.

Lightlake Therapeutics Inc. is an early stage biopharmaceutical company currently developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder as well as a new approach for the treatment of Bulimia Nervosa.  Our strategy is to build a specialist Biopharmaceutical Company based on our expertise using opioid antagonists.

During the year ended July 31, 2010, Lightlake carried out operations to utilize the patent and patent applications it acquired on August 24, 2009, the Company acquired European Patent EP1681057B1 and US Patent Application 11/031,534.  The Company was informed on October 15, 2010, that the US Patent application was approved.

In November 2009, Lightlake’s clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for the Phase II clinical trials of the opioid antagonist-based nasal spray treatment for Binge Eating Disorder.  From the approximately 900 people who contacted Lightlake wanting to participate in these trials, 298 of these applicants had gene samples analyzed and 138 subjects were subsequently selected.

On May 6, 2010, Lightlake was granted ethical approval for the Phase II trials.  A preliminary meeting with the FIMEA Regulatory Authority was held on May 7, 2010 and their requirements for approval were obtained.    These trials are being supervised under the direction of trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine at the University of Helsinki.  Crown CRO, a Finnish research organization involved in approximately 300 clinical trials over the years in addition to 90 clinical trials in progress, is providing the external validation for the Phase II trials.

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired by Lightlake from Dr. David Sinclair in exchange for 20,333,333 restricted common shares on August 24, 2009.  The treatment is a proprietary patented pharmaceutical medicine-based program pioneered by Dr. David Sinclair.  In addition, we are looking to commence Phase II trials of an opioid antagonist-based treatment for Bulimia Nervosa in 2012.

On November 29, 2010, the Company announced Dr. Michael Sinclair, a seasoned healthcare executive, as the Company’s new Executive Chairman.  His experience and capability in the healthcare industry is invaluable for Lightlake

On December 16, 2010, the Company announced it had acquired US Patent 5,587,381, entitled: “Method For Terminating Methadone Maintenance Through Extinction of the Opiate-taking Responses,” using an opioid antagonist as treatment.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. It also covers addictions to cocaine, amphetamines and methadone  The issuance date of these warrants was November 29, 2010 and they expire in 5 years.  The potential to expand the product pipeline into this area is important progress for Lightlake as the Company aims to leverage its’ capabilities into new therapeutic areas in the future.

On December 29, 2010, the Company announced that it had appointed Mary K. Pendergast J.D., LL.M., as its advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the U.S. Food and Drug Administration.  Her appointment is a significant addition to the team as her expertise as well as her wealth of knowledge will assist Lightlake in navigating through an increasingly challenging regulatory environment.

On October 15, 2010, Lightlake was informed by the Examiner at the US Patent office that our US Patent Application, 11/031,534, was approved, and that our U.S. patent would be granted.  On March 22, 2011 our Patent was officially issued—the Patent number is: 7,910,599.

In 2012, we anticipate launching Phase II trials to investigate the application of our technology as a treatment for Bulimia Nervosa, and we are seeking funding to facilitate these trials launch.  We have made arrangements with Kings College London, UK, to conduct these trials at the institution.  In working with Kings College, which has an internationally renowned eating disorder unit, we believe that we will considerably strengthen our already distinguished research and development team.  Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, will serve as tremendous guides for these Phase II trials.

We also expect to announce a partnership with a leading addiction institution in an effort to commence an overdose program that will further leverage our expertise using opioid antagonists by applying a novel technique to enhance the current treatment for overdose.

We have prepaid our Helsinki Clinical trial team to conduct the Phase II clinical trials in Helsinki, Finland.

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

We have expended $1,371,808.00 for research and development costs since Lightlake’s inception.

EMPLOYEES

As of July 31, 2011 we have six permanent employees.  In addition, we have numerous outside consultants that are not on payroll.

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

ITEM 1A - RISK FACTORS

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

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property.  We are currently utilizing space at 54 Baker Street, London, England for our corporate offices.  We believe that the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2011.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since April 2007, our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol LLTP.  Our 52 week range in our share price was $0.03 -0.92.

SHARES AVAILABLE UNDER RULE 144

A total of 36,255,000 shares of our common stock are available for resale to the public after July 2011, in accordance with the volume and trading limitations of Rule 144 of the Act.  In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

As of the date of this report, persons who are our affiliates hold 28,805,000 of the 36,255,000 shares that may be sold pursuant to Rule 144.

HOLDERS

As of July 31, 2011, we have 76,976,333 Shares of $0.001 par value common stock issued and outstanding held by 151 shareholders of record.  We have no other classes of shares authorized for issuance.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since our inception on June 21, 2005 and have incurred $11,338,370 in operating expenses, which have resulted in overall accumulated losses of $11,295,207 through July 31, 2011.

The following table provides selected financial data about our company for the years ended July 31, 2011 and 2010.

Balance Sheet Data:	07/31/11	7/31/10

Cash	$51,789	$2,300
Total assets	$77,715	$22,125
Total liabilities	$416,232	$659,412
Shareholders' (deficit)	$(416,232)	$(637,287)

There was $3,005,402 provided by financing activities for the year ended July 31, 2011.

GOING CONCERN

Lightlake Therapeutics Inc. is a Development Stage Enterprise.  Our independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2011 was $51,789 together with $416,232 outstanding liabilities.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our Director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes that our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired August 24, 2009, as well commence Phase II trials of on an opioid antagonist-based treatment for Bulimia Nervosa

In the first quarter of 2011, we commenced a randomized, double blind placebo controlled trial in Helsinki, Finland to investigate the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  We expect that these trials will take six months to complete and we aim for these trials to be FDA compliant.  Patient selection for the Phase II trial was completed, with a total of 138 individuals with the appropriate genetic marker recruited from this patient base.  We have identified a suitable nasal spray manufacturer

If the outcome of Phase II is favorable, we intend to collaborate with other parties to progress to and fund Phase III. We anticipate that the Phase III trials will be held at the Imperial College London, United Kingdom and other international institutions, including institutions in the US.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will further pursue similar relationships over the next 12 months that will provide funding and strategic relationships to help us reach key milestones.  At this point the management team will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate acquiring additional patents that relate to the use of opioid antagonists.

In particular, we anticipate launching Phase II trials to investigate the application of our technology as a treatment for Bulimia Nervosa in 2012, and we are seeking funding to facilitate these trials launch.  We have made arrangements with Kings College London, UK, to conduct these trials at the institution.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors or shareholders.  However, we may not be able to raise sufficient funding from the sale of our common stock to fund any future development.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8 - FINANCIAL STATEMENTS

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Financial Statements

For the Years Ended - July 31, 2011 and 2010

From Inception (July 21, 2005) to July 31, 2011

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
Index to Financial Statements
July 31, 2011 and 2010

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lightlake Therapeutics, Inc.:

I have audited the balance sheets of Lightlake Therapeutics, Inc. as of July 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s deficit, and cash flows for the years then ended and for the period June 21, 2005 (date of inception) through July 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Lightlake Therapeutics, Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period June 21, 2005 (date of inception) through July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, has had recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
October 26, 2011

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
As of

	July 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$51,789	$2,300
Total current assets	51,789	2,300

Other assets
Patents and patent applications (net of accumulated amortizaton)	25,926	19,825

Total assets	$77,715	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$104,136	$203,908
Accrued salaries and wages	4,127	74,917
Due to related party	307,969	380,587
Total liabilities	416,232	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
76,976,333 shares issued and outstanding at July 31, 2011 and
61,508,333 shares issued and outstanding at July 31, 2010	76,976	61,508
Additional paid-in capital	11,092,214	1,373,125
Accumulated deficit during the development stage	(11,507,707)	(2,071,920)
Total stockholders' equity (deficit)	(338,517)	(637,287)
Total liabilities and stockholders' equity	$77,715	$22,125

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the years July 31, 2011 and 2010 and the period
  From inception (June 21, 2005) to July 31, 2011

	For the		From Inception
	Years Ended		(June 21, 2005)
	July 31,		to July 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
General and administrative	9,435,787	2,016,710	11,511,855
Mineral interests	-	-	39,015
Total operating expenses	9,435,787	2,016,710	11,550,870

Income (loss) from operations	(9,435,787)	(2,016,710)	(11,550,870)

Other income (expense)
Debt forgiveness	-	-	43,163
Total other income (expense)	-	-	43,163

Income (loss) before provision for income taxes	(9,435,787)	(2,016,710)	(11,507,707)

Provision for income taxes	-	-	-

Net income (loss)	$(9,435,787)	$(2,016,710)	$(11,507,707)

Basic loss per common share:
Earnings (loss) per common share	$(0.14)	$(0.02)
Basic weighted average
common shares outstanding	67,163,719	87,098,150

Fully diluted per common share:
Earnings (loss) per common share	$(0.12)	$(0.02)
Fully diluted weighted average
common shares outstanding	79,592,943	95,719,711

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)  to April 30, 2011

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	5,640,000	5,640	3,072,380			3,078,020

Stock issued for services	9,828,000	9,828	6,108,342			6,118,170

Stock based compensation from issuance of stock options			531,250			531,250

Net income (loss)					(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	$-	$(11,507,707)	$(338,517)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended July 31, 2011 and 2010 and the period
  From inception (June 21, 2005) to July 31, 2011

		For the	From Inception
		Years Ended	(June 21, 2005)
		July 31,	to July 31,
	2011	2010	2011

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(9,435,787)	$(2,016,710)	$(11,507,707)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Amortization	1,016	508	1,524
Issuance of common stock for services	6,118,170	1,358,800	7,476,970
Stock based compensation from issuance of stock options	531,250	-	531,250

Increase (decrease) in accounts payable	(99,772)	203,908	104,136
Increase (decrease) in accrued salaries and wages	(70,790)	74,917	4,127
Net cash provided from (used by) operating activities	(2,955,913)	(378,577)	(3,389,700)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	192,000	380,587	572,587
Payments to related party for note payable	(264,618)	-	(264,618)
Issuance of common stock for cash	3,078,020	-	3,133,520
Net cash provided from (used by) financing activities	3,005,402	380,587	3,441,489

Net increase (decrease) in cash and cash equivalents	49,489	2,010	51,789
Cash and cash equivalents, beginning of period	2,300	290	-
Cash and cash equivalents, end of period	$51,789	$2,300	$51,789

Supplemental disclosure
Interest paid during the period	$-	$-	$-

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
On May 6, 2011, the Company issued 200,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On July 8, 2011, the Company issued 40,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On July 21, 2011, the Company issued 100,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

1. Organization, Description of Business, and Basis of Accounting

Business Organization
Lightlake Therapeutics, Inc., (formerly known as Madrona Ventures, Inc.) (the Company) was originally incorporated in the State of Nevada on June 21, 2005.  On September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31. The company is currently in the development stage and to date its’ activities have been limited to research and development and seeking capital. The Company is currently in the development stage and has limited assets and no revenue. In accordance with the FASB ASC 915, it is considered a Development Stage Company.

Accounting Basis
These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At July 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of July 31, 2011 and 2010, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

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

Foreign Currency Translation
The Company’s functional currency is the United States Dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Recently Issued Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2011	July 31, 2010

Income tax expense at statutory rate	$(3,597,082)	$(786,517)
Valuation allowance	3,597,082	786,517
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2011	July 31, 2010

Net Operating Loss Carryover	$(4,405,131)	$(808,049)
Valuation allowance	4,405,131	808,049
Net deferred tax asset	$-	$-

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

4.  Income Taxes (Cont.)

The Company has a net operating loss carryover of $11,295,207 as of July 31, 2011 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At July 31, 2011, and 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at July 31, 2011 and July 31, 2010.

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

6.  Stockholders’ Equity

Common Stock
The Company has 200,000,000 common shares authorized at a par value of $0.001.  At July 31, 2011, and July 31, 2010 there were 73,598,333 and 61,508,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

During the year ended July 31, 2010, the Company effectuated a 20 for 1 forward stock split.  Subsequently, the Company’s chief executive officer cancelled 100,000,000 common shares beneficially owned by him through his ownership in Pelikin Group.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

6.  Stockholders’ Equity (Cont.)

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

6.  Stockholders’ Equity (Cont.)

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

On May 25, 2011, the Company issued 500,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $400,000.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

6.  Stockholders’ Equity (Cont.)

On June 3, 2011, the Company issued 940,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $704,800.

On June 10, 2011, the Company issued 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $130,000.

On July 5, 2011, the Company issued 928,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $658,880.

On July 14, 2011, the Company issued 598,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $442,520.

On July 21, 2011, the Company issued 100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $72,300.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the years, July 31, 2011 and 2010 was $93,750 and $93,750, respectively.  There was no stock based compensation for the three and nine months ended, April 30, 2010.

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

At July 31, 2011, the total stock-based compensation cost which has not been recognized is $2,018,750.  These remaining costs are expected to be recognized over the next 28 1/2 months.

On July 21, 2011, the Company issued 100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $72,300.

On July 5, 2011, the Company issued 72,000 shares to its’ Chairman.  The shares issued in this transaction were valued at market and amounted to $51,120.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended July 31, 2011 and 2010

6.  Stockholders’ Equity (Cont.)

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

On May 6, 2011, the Company issued 200,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on May 6, 2016.

On July 8, 2011, the Company issued 40,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on July 8, 2016.

On July 21, 2011, the Company issued 100,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on July 21, 2016.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

On August 29, 2011 our auditor PS Stephenson & Co., P.C. declined to stand for re-election, due to changes within their firm, firm direction and scheduling, and the distance of our Company in regard to their office location.  On October 11, 2011 Peter Messineo was appointed as our new auditor.

ITEM 9A - CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

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

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).  This Item of this report that you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Lightlake Therapeutics Inc., whose one year terms will expire on 07/01/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires
Seijin Ki	41	CFO,	7/31/09	7/01/12
225-230 Queens Quay W.,		Secretary
Toronto, ON, M5J 2Y7		Treasurer

Dr. Roger Crystal 54 Baker St, London, W1U 7BU	34	CEO, Director	9/23/09	7/01/12

Dr. Michael Sinclair 54 Baker St, London, W1U 7BU	68	Chairman	11/29/10	7/01/12

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our three officers and directors has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

All of our directors has neither been convicted in any criminal proceeding (excluding traffic violations) and is not the subject of a criminal proceeding which is currently pending.

RESUMES

DR. ROGER CRYSTAL, 34, has been Lightlake’s Chief Executive Officer since September 23, 2009.  He has an extensive background in healthcare, having worked as a surgeon in London’s leading hospitals, before transitioning into business.  He has experience working in strategy healthcare consulting, serving across several functions in the UK National Health Service and with global pharmaceutical clients.  In addition to his medical degree, he was awarded membership of The Royal College of Surgeons of England and holds an MBA from London Business School, where he gained M&A experience at Goldman Sachs.

SEIJIN KI, 41 has been the director and officer of this company since July 31, 2009.  Mr. Ki has been an entrepreneur for most of his professional career.  He has founded many companies ranging from a motion picture production company to a corporate consulting company.  Mr. Ki attended the University of Western Ontario where he attained his Bachelor of Arts.

DR. MICHEAL SINCLAIR,68, has been Chairman and Director of Lightlake since November 29, 2010. Dr. Sinclair qualified as a physician in 1967, specializing in psychiatry.  He has built both private and public healthcare businesses, establishing medical facilities and hospitals in the US, Middle East, Far East, Australia and UK, including the Portland in London, which was his personal vision to launch the first private hospital in Britain dedicated to treating women and children.  He serves on the Board of Overseers (Emeritus) of Tufts University Medical School, where, together with Dean Mort Madoff, he founded the US’ first combined MD/MBA program. Dr. Sinclair is Chairman of Symthera Inc., Care Capital Group Plc. and Emess Biosciences Ltd.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, only one officer and two directors, we believe a code of ethics would have limited utility.  We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11 - EXECUTIVE COMPENSATION

Our CEO, Dr. Roger Crystal, receives an annual salary of $45,000 and owns 500,000 shares of the Company’s common stock.  Our CFO, Seijin Ki, receives an annual salary of $45,000 and is the beneficial owner of 5,000,000 shares of the company’s common stock.  Our Chairman Dr. Michael Sinclair receives an annual salary of $45,000.

The current Board of Directors is comprised of three members: Dr. Roger Crystal, Mr. Seijin Ki and Dr. Michael Sinclair.

Summary Compensation Table

Other Name & Principal Position	Year	Salary($)	Bonus($)	Annual Compensation($)	Restricted Stock Award(s)($)	Options SARs(#)	LTIP Payouts($)	All Other Compensation($)

Dr. Roger Crystal CEO	2011	45,000	-0-	45,000	-0-	-5,500,000	-0-	-0-
Seijin Ki, CFO	2011	45,000	-0-	45,000	-0-	-0-	-0-	-0-
Dr. Michael Sinclair Chairman	2011	45,000	-0-	45,000	-0-	5,000,000

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lightlake Therapeutics Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of	No. of		Percentage
Beneficial Owner	Shares		of Ownership:
Seijin Ki	5,000,000	*	6.5%
Dr. Roger Crystal	500,0000		0.65%
Dr. David Sinclair	6,388,333		8.3%
Stephanie Sinclair	6,308,334		8.2%
Hannu Valojarvi	6,508,333		8.4%
Dr. Michael Sinclair	1,072000		1.4%

Mr. Seijin Ki, through his ownership of Pelikin Group, former CEO of the Company on March 25, 2010 surrendered 100,000,000 shares (ref.: Form 5 filed March 25, 2010) and did not receive any compensation for surrendering the shares.

Stephanie Sinclair is the daughter of Dr. David Sinclair.  Stephanie Sinclair and Hannu Valojarvi acquired their shares from Dr. David Sinclair.  Dr. Sinclair awarded Ms. Sinclair and Mr. Valojarvi their shares from the shares he acquired from the Company through his sale of his patent and patent application.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 31, 2009, the Company completed a common stock purchase agreement (the Pelikin Agreement) whereby Pelikin Group acquired 5,000,000 common shares of the Company’s common stock from Belmont Partners.  Mr. Seijin Ki is a director and officer of Pelikin Group, Inc.  The 5,000,000 shares are owned by Mr. Seijin Ki and Pelikin Group, Inc. no longer owns any shares of the Company. Belmont Partners do not own any shares of the Company and has no relationship with the Company or any of its directors.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were $8,000, for audit-related services were $5,000, for tax services were $nil and for other services were $nil during the year ended July 31, 2011.

The total fees charged to the company for audit services were $8,000, for audit-related services were $5,000, for tax services were $nil and for other services were $1,500 during the year ended July 31, 2010.

PART IV

ITEM 15 - EXHIBITS

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

/s/ Seijin Ki                                                                  October 31, 2011
Seijin Ki, Chief Financial Officer                              Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 31, 2011.

By:	/s/Dr.Roger Crystal	Director & Chief Executive Officer
Dr. Roger Crystal

By:	/s/ Seijin Ki	Chief Financial Officer
Seijin Ki