Form 10-Q/A
period 2010-10-31
Lightlake Therapeutics Inc.
filed 2011-11-09
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

EXPLANATORY NOTE:

Filings for Form 10Q for the period ended October 31, 2010 is being amended (Amendment No.1) for the purpose of notification to the readers that the financial statements included in this filing have not, nor were reviewed by our Independent Registered Public Accountant. Our financial statements have been marked “NOT REVIEWED”.  No other changes have been made to this filing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
As of

	October 31,	July 31,
	2010	2010
Assets	NOT REVIEWED
Current assets
Cash and cash equivalents	$2,300	$2,300
Other current assets	-	-
Total current assets	2,300	2,300

Other assets
Patent and patent applications (net of accumulated amortization)	19,571	19,825

Total assets	$21,871	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$233,908	$203,908
Accrued salaries and wages	92,417	$74,917
Due to related party	572,587	380,587
Total liabilities	898,912	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
61,788,333 shares issued and outstanding at October 31, 2010 and
61,508,333 shares issued and outstanding at July 31, 2010	61,788	61,508
Additional paid-in capital	1,414,845	1,373,125
Accumulated deficit during the development stage	(2,353,674)	(2,071,920)
Total stockholders' equity (deficit)	(877,041)	(637,287)
Total liabilities and stockholders' equity	$21,871	$22,125

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
	NOT REVIEWED

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
	NOT REVIEWED

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

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations; (b) the financial position; and (c) cash flows, have been made.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration .

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

Lightlake Therapeutics Inc.

Date: November 9, 2011	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: November 9, 2011	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director