Form 10-Q/A
period 2011-01-31
Lightlake Therapeutics Inc.
filed 2011-11-09
CIK 1385508

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The were 65,398,333 shares of Common Stock outstanding as of January 31, 2011.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	1
	Balance Sheet as of January 31, 2011 NOT REVIEWED and July 31, 2010	2
	Statements of Operations for the three and six months ended January 31, 2011 NOT REVIEWED and 2010 and the period from inception (June 21, 2005) to January 31, 2011	3
	Statement of Stockholders Equity (Deficit) for the period from inception (June21, 2005) to January 31, 2011	4
	Statement of Cash Flows for the six months ended January 31, 2011 NOT REVIEWED and 2010 and the period from inception (June 21, 2005) to January 31, 2011	5
	Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

Signatures		16

EXPLANATORY NOTE:

Filings for Form 10Q for the period ended January 31, 2011 is being amended (Amendment No.1) for the purpose of notification to the readers that the financial statements included in this filing have not, nor were reviewed by our Independent Registered Public Accountant. Our financial statements have been marked “NOT REVIEWED”.  No other changes have been made to this filing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
As of

	January 31,	July 31,
	2011	2010
	NOT REVIEWED
Assets
Current assets
Cash and cash equivalents	$1,118	$2,300
Other current assets	-	-
Total current assets	1,118	2,300

Other assets
Patents and patent applications (net of accumulated amortization)	26,434	19,825

Total assets	$27,552	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$233,908	$203,908
Accrued salaries and wages	109,917	$74,917
Due to related party	309,087	380,587
Total liabilities	652,912	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
65,398,333 shares issued and outstanding at January 31, 2011 and
61,508,333 shares issued and outstanding at July 31, 2010	65,398	61,508
Additional paid-in capital	2,657,602	1,373,125
Accumulated deficit during the development stage	(3,348,360)	(2,071,920)
Total stockholders' equity (deficit)	(625,360)	(637,287)
Total liabilities and stockholders' equity	$27,552	$22,125

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the three and six months ended January 31, 2011 and 2010 and the period
From inception (June 21, 2005) to January 31, 2011

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		(June 21, 2005)
	January 31,		January 31,		to January 31,
	2011	2010	2011	2010	2011
	NOT REVIEWED		NOT REVIEWED		NOT REVIEWED
Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	994,686	1,238,773	1,276,440	1,314,987	3,352,508
Mineral interests	-	-	-	-	39,015
Total operating expenses	994,686	1,238,773	1,276,440	1,314,987	3,391,523

Income (loss) from operations	(994,686)	(1,238,773)	(1,276,440)	(1,314,987)	(3,391,523)

Other income (expense)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	-	-	-	-	43,163

Income (loss) before provision for income taxes	(994,686)	(1,238,773)	(1,276,440)	(1,314,987)	(3,348,360)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(994,686)	$(1,238,773)	$(1,276,440)	$(1,314,987)	$(3,348,360)

Basic loss per common share:
Earnings (loss) per common share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Basic weighted average
common shares outstanding	62,747,626	113,916,483	62,747,626	113,916,483

Fully diluted per common share:
Earnings (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Fully diluted weighted average
common shares outstanding	67,840,833	113,916,483	67,840,833	113,916,483

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to January 31, 2011
NOT REVIEWED
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

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
For the Six Months Ended January 31, 2011 and 2010 and the period
From inception (June 21, 2005) to January 31, 2011

		For the	From Inception
		Six Months Ended	(June 21, 2005)
		January 31,	to January 31,
	2011	2010	2011
	NOT REVIEWED		NOT REVIEWED
Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,276,440)	$(1,314,987)	$(3,348,360)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Amortization	508	-	1,016
Issuance of common stock for services	583,000	1,058,500	1,941,800
Stock based compensation from issuance of stock options	106,250	-	106,250

Increase (decrease) in accounts payable	30,000	46,619	233,908
Increase in accrued salaries and wages	35,000	46,167	109,917
Net cash provided from (used by) operating activities	(521,682)	(163,701)	(955,469)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	192,000	165,369	572,587
Payments to related party for note payable	(263,500)	-	(263,500)
Issuance of common stock for cash	592,000	-	647,500
Net cash provided from (used by) financing activities	520,500	165,369	956,587

Net increase (decrease) in cash and cash equivalents	(1,182)	1,968	1,118
Cash and cash equivalents, beginning of period	2,300	290	-
Cash and cash equivalents, end of period	$1,118	$2,258	$1,118

Supplemental disclosure
Interest paid during the period	$-	$-	$-

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three and six months ended January 31, 2011 NOT REVIEWED and July 31, 2010

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

The following table provides selected financial data about our Company as at January 31, 2011 and July 31, 2010:

Balance Sheet Data:	1/31/11	7/31/10

Cash	$1,118	$2,300
Total assets	$27,552	$22,125
Total Liabilities	$652,912	$659,412
Shareholder's equity(deficit)	$(625,360)	$(637,287)

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