Form 10-Q/A
period 2011-04-30
Lightlake Therapeutics Inc.
filed 2011-11-09
CIK 1385508

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 73,598,333 shares of Common Stock outstanding as of April 30, 2011.

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	1
	Balance Sheet as of April 30, 2011 NOT REVIEWED and July 31, 2010	1
	Statements of Operations for the three and nine months ended April 30, 2011 NOT REVIEWED and 2010 and for the year ended July 31, 2010 and from Inception (July 25, 2005) to April 30, 2011	2
	Statement of Stockholders Equity (Deficit) for the period from Inception (July 25, 2005) to April 30, 2011	3
	Statement of Cash Flows for the nine months ended April 30, 2011 NOT REVIEWED and 2010 and the period from Inception (July 25, 2005) to April 30, 2011	4
	Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

Signatures		17

PART I — FINANCIAL INFORMATION

EXPLANATORY NOTE:

Filings for Form 10Q for the period ended April 30, 2011 is being amended (Amendment No.1) for the purpose of notification to the readers that the financial statements included in this filing have not, nor were reviewed by our Independent Registered Public Accountant. Our financial statements have been marked “NOT REVIEWED”.  No other changes have been made to this filing .

Item 1. Financial Statements
Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
(Unaudited)
As of

	April 30,	July 31,
	2011	2010
Assets	NOT REVIEWED
Current assets
Cash and cash equivalents	$156,518	$2,300
Total current assets	156,518	2,300

Other assets
Patents and patent applications (net of accumulated amortization)	26,180	19,825

Total assets	$182,698	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$104,136	$203,908
Accrued salaries and wages	36,206	$74,917
Due to related party	307,969	380,587
Total liabilities	448,311	659,412

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
73,598,333 shares issued and outstanding at April 30, 2011 and
61,508,333 shares issued and outstanding at July 31, 2010	73,598	61,508
Additional paid-in capital	8,408,452	1,373,125
Accumulated deficit during the development stage	(8,747,663)	(2,071,920)
Total stockholders' equity (deficit)	(265,613)	(637,287)
Total liabilities and stockholders' equity	$182,698	$22,125

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
(Unaudited)
For the three and nine months ended April 30, 2011 NOT REVIEWED and 2010 and the period
From inception (June 21, 2005) to April 30, 2011

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

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
For the Nine Months Ended April 30, 2011 NOT REVIEWED and 2010 and the period
From inception (June 21, 2005) to April 30, 2011

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

Our plan of operation for the next twelve months is to complete the Phase II Binge Eating Disorder clinical trial in Helsinki, Finland using the patents that were acquired by the company from Dr. David Sinclair, in exchange for 20,333,333 restricted common shares on August 24, 2009.  The safe and effective treatment is a proprietary patented pharmaceutical medicine-based program pioneered by Dr. David Sinclair. We are receiving ongoing expert support from Pendergast Consulting to help this trial reach FDA standards.  These results are expected during the first or second quarter of fiscal 2012. Should the outcome of these results be favorable, Phase III will commence shortly thereafter, and suitable locations have been identified. The Imperial College of London has been selected to host this trial and centers of similar caliber are being identified in the USA.

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