Form 10-Q/A
period 2010-10-31
Lightlake Therapeutics Inc.
filed 2011-11-10
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE:

Filings on Form 10Q for the period ended October 31. 2010 is being amended (amendment no. 2) to remove reference in our previous filings as "Not Reviewed".  Our financial statements have been reviewed by our current Independent Registered Public Accountant.  Our financial statements have removed "Not Reviewed" and have labeled them as unaudited.  No other changes have been made to this filing, except for additional disclosures for compliance purposes

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet s
As of

	October 31,	July 31,
	2010	2010
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$2,300	$2,300
Other current assets	-	-
Total current assets	2,300	2,300

Other assets
Patent and patent applications (net of accumulated amortization)	19,571	19,825

Total assets	$21,871	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$233,908	$203,908
Accrued salaries and wages	92,417	74,917
Due to related party	572,587	380,587
Total liabilities	898,912	659,412

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized;
61,788,333 shares issued and outstanding at October 31, 2010 and
61,508,333 shares issued and outstanding at July 31, 2010	61,788	61,508
Additional paid-in capital	1,414,845	1,373,125
Accumulated deficit during the development stage	(2,353,674)	(2,071,920)
Total stockholders' equity (deficit)	(877,041)	(637,287)
Total liabilities and stockholders' equity	$21,871	$22,125

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statement s of Operation
For the three months ended October 31, 2010 and 2009 and
the period from Inception (June 21, 2005) to October 31, 2010
(Unaudited)

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	281,754	76,214	2,357,822
Mineral interests	-	-	39,015
Total operating expenses	281,754	76,214	2,396,837

Income (loss) from operations	(281,754)	(76,214)	(2,396,837)

Other income (expense)
Debt forgiveness	-	-	43,163
Total other income (expense)	-	-	43,163

Income (loss) before provision for income taxes	(281,754)	(76,214)	(2,353,674)

Provision for income taxes	-	-	-

Net loss	$(281,754)	$(76,214)	$(2,353,674)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	61,578,333	94,449,311

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to October 31, 2010

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash:
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net loss					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net loss					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net loss					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net loss	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock Issued for Acquisition of Patent	20,333,333	20,333	-	-		20,333

Cancellation of Shares	(100,000,000)	(100,000)	100,000	-		-

Stock for services	4,150,000	4,150	1,354,650			1,358,800

Net loss					(2,016,710)	(2,016,710)

Balance at July 31, 2010 (audited)	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

October 6, 2010: Stock issued for services	200,000	200	29,800			30,000

October 13, 2010: Stock issued for services	80,000	80	11,920			12,000

Net loss (unaudited)					(281,754)	(281,754)

Balance at October 31, 2010	61,588,333	$61,788	$1,414,845	$-	$(2,353,674)	$(625,287)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
For the Three Months Ended October 31, 2010 and 2009 and the period
From Inception (June 21, 2005) to October 31, 2010
(Unaudited)

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
(a Development Stage Enterprise)
Notes to Financial Statements (Unaudited)
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
(a Development Stage Enterprise)
Notes to Financial Statements (Unaudited)
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
(a Development Stage Enterprise)
Notes to Financial Statements (Unaudited)
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

The Company’s Chief Financial Officer advanced funds to the Company for working capital needs in the amount of $572,587 and $380,587 as of October 31, 2010 and July 31, 2010, respectively .  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

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
(a Development Stage Enterprise)
Notes to Financial Statements (Unaudited)
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

5. Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its’ common stock.  The company recorded the patents at $20,333, which approximated the fair market value  of the common stock, at the time of the agreement .  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements (Unaudited)
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

At October 31, 2010, we had assets of $21,871 and at the same date current liabilities of $898,912, resulting in a negative working capital position.

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

Lightlake Therapeutics Inc.

Date: November 10, 2011	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: November 10, 2011	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director