Form 10-Q/A
period 2011-01-31
Lightlake Therapeutics Inc.
filed 2011-11-10
CIK 1385508

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

EXPLANATORY NOTE:

Filings on Form 10Q for the period ended January 31, 2011 is being amended (amendment no. 2) to remove reference in our previous filings as "Not Reviewed".  Our financial statements have been reviewed by our current Independent Registered Public Accountant.  Our financial statements have removed "Not Reviewed" and have labeled them as unaudited.  No other changes have been made to this filing, except for additional disclosures for compliance purposes.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	1
	Balance Sheet as of January 31, 2011 (unaudited) and July 31, 2010 (audited)	2
	Statements of Operations for the three and six months ended January 31, 2011 and 2010 and the period from inception (June 21, 2005) to January 31, 2011 (unaudited)	3
	Statement of Stockholders Equity (Deficit) for the period from inception (June 21, 2005) to January 31, 2011	4
	Statement of Cash Flows for the six months ended January 31, 2011 and 2010 and the period from inception (June 21, 2005) to January 31, 2011 (unaudited)	5
	Notes to Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

Signatures		16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Balance Sheet
As of

	January 31,	July 31,
	2011 (unaudited)	2010 (audited)

Assets
Current assets
Cash and cash equivalents	$1,118	$2,300
Other current assets	-	-
Total current assets	1,118	2,300

Other assets
Patents and patent applications (net of accumulated amortization)	26,434	19,825

Total assets	$27,552	$22,125

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$233,908	$203,908
Accrued salaries and wages	109,917	$74,917
Due to related party	309,087	380,587
Total liabilities	652,912	659,412

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized;
65,398,333 shares issued and outstanding at January 31, 2011 and
61,508,333 shares issued and outstanding at July 31, 2010	65,398	61,508
Additional paid-in capital	2,657,602	1,373,125
Accumulated deficit during the development stage	(3,348,360)	(2,071,920)
Total stockholders' equity (deficit)	(625,360)	(637,287)
Total liabilities and stockholders' equity	$27,552	$22,125

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Statements of Operations
For the three and six months ended January 31, 2011 and 2010 and the period
From inception (June 21, 2005) to January 31, 2011
(Unaudited)

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
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to January 31, 2011

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	1,900,000	1,900	590,100			592,000

Stock issued for services	1,990,000	1,990	581,010			583,000

Stock based compensation from issuance of stock options			106,250			106,250

Net loss (unaudited)					(1,276,440)	(1,276,440)

Balance at January 31, 2011	65,398,333	$65,398	$2,657,602	$-	$(3,348,360)	$(625,360)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)
Statements of Cash Flows
For the Six Months Ended January 31, 2011 and 2010 and the period
From inception (June 21, 2005) to January 31, 2011
(Unaudited)

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

The Company’s Chief Executive Officer advanced funds to the Company for working capital needs in the amount of $309,087  and $380,587 as of January 31, 2011 and July 31, 2010, respectively .  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

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

5. Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its’ common stock.  The company recorded the patents at $20,333, which approximated the fair market value of the common stock at the time of the agreement .  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

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

At January 31, 2011, we had assets of $27,552 and at the same date current liabilities were $652,912, resulting in a negative working capital position .

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