Form 10-Q
period 2011-10-31
Lightlake Therapeutics Inc.
filed 2011-12-15
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 91,996,333 shares of Common Stock outstanding as of October 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Balance Sheet
As of

	Unaudited
	October 31,	July 31,
Assets	2011	2011
Current assets
Cash and cash equivalents	$12,585	$51,789
Total current assets	12,585	51,789

Other assets
Patents and patent applications (net of accumulated amortizaton)	25,672	25,926

Total assets	$38,257	$77,715

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$27,362	$104,136
Accrued salaries and wages	15,922	4,127
Due to related party	126,412	307,969
Convertible Notes Payable	100,000	-
Total liabilities	269,696	416,232

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 91,996,333 shares issued and outstanding at October 31, 2011 and 76,976,333 shares issued and outstanding at July 31, 2011	91,996	76,976
Additional paid-in capital	15,904,372	11,092,214
Accumulated deficit during the development stage	(16,227,807)	(11,507,707)
Total stockholders' equity (deficit)	(231,439)	(338,517)
Total liabilities and stockholders' equity	$38,257	$77,715

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Statements of Operations
For the three months ended, October 31, 2011 and 2010 and the period
    From inception (June 21, 2005) to October 31, 2011

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	Unaudited	Unaudited	Unaudited
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
General and administrative	4,706,596	281,754	16,218,451
Mineral interests	-	-	39,015
Total operating expenses	4,706,596	281,754	16,257,466

Income (loss) from operations	(4,706,596)	(281,754)	(16,257,466)

Other income (expense)
Interest expense	(13,504)	-	(13,504)
Debt forgiveness	-	-	43,163
Total other income (expense)	(13,504)	-	29,659

Income (loss) before provision for income taxes	(4,720,100)	(281,754)	(16,227,807)

Provision for income taxes	-	-	-

Net income (loss)	$(4,720,100)	$(281,754)	$(16,227,807)

Basic loss per common share: Earnings (loss) per common share	$(0.06)	$(0.00)
Basic weighted average common shares outstanding	84,931,007	61,578,333

Fully diluted per common share: Earnings (loss) per common share	(0.04)	(0.00)
Fully diluted weighted average common shares outstanding	106,882,298	61,578,333

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
 to October 31, 2011

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	5,640,000	5,640	3,072,380			3,078,020

Stock issued for services	9,828,000	9,828	6,108,342			6,118,170

Stock based compensation from issuance of stock options			531,250			531,250

Net income (loss)					(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	$-	$(11,507,707)	$(338,517)

Sales of common stock	5,510,000	5,510	546,990			552,500

Stock issued for services	9,730,000	9,730	4,039,670			4,049,400

Cancellation of shares	(220,000)	(220)	220	-		-

Beneficial conversion on convertible notes payable			12,778			12,778

Stock based compensation from issuance of stock options			212,500			212,500

Net income (loss)					(4,720,100)	(4,720,100)

Balance at October 31, 2011	91,996,333	$91,996	$15,904,372	$-	$(16,227,807)	$(231,439)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statements of Cash Flows
For the three months ended October 31, 2011 and 2010 and the period
   From inception (June 21, 2005) to October 31, 2011

		For the	From Inception
		Three Months Ended	(June 21, 2005)
		October 31,	to October 31,
	Unaudited	Unaudited	Unaudited
	2011	2010	2011

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(4,720,100)	$(281,754)	$(16,227,807)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	254	254	1,778
Issuance of common stock for services	4,049,400	42,000	11,526,370
Beneficial conversion on convertible notes payable	12,778	-	12,778
Stock based compensation from issuance of stock options	212,500	-	743,750

Increase (decrease) in accounts payable	(77,500)	30,000	26,636
Increase (decrease) in accrued salaries and wages	12,521	17,500	16,648
Net cash provided from (used by) operating activities	(510,147)	(192,000)	(3,899,847)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	-	192,000	572,587
Borrowings on convertible notes payable	100,000		100,000
Payments to related party for note payable	(181,557)	-	(446,175)
Issuance of common stock for cash	552,500	-	3,686,020
Net cash provided from (used by) financing activities	470,943	192,000	3,912,432

Net increase (decrease) in cash and cash equivalents	(39,204)	-	12,585
Cash and cash equivalents, beginning of period	51,789	2,300	-
Cash and cash equivalents, end of period	$12,585	$2,300	$12,585

Supplemental disclosure
Interest paid during the period	$13,504	$-	$13,504

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
On August 5, 2011, the Company issued 300,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On August 22, 2011, the Company issued 50,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On September 6, 2011, the Company issued 60,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On September 21, 2011, the Company issued 200,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On September 27, 2011, the Company issued 200,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.
On October 6, 2011, the Company issued 200,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At September 30th and July 31, 2011 respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of October 31, and July 31, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

1. Organization, Description of Business, and Basis of Accounting (Cont.)

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

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

3.  Related Party Transactions

The Company’s Chief Executive Officer advanced funds to the Company for working capital needs in the amount of $126,412.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

Prior to fiscal 2009, and though the date of the Belmont Agreement (See Note 8), a former officer of the Company advanced funds to the Company for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.  Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	October 31, 2011	July 31, 2011

Income tax expense at statutory rate	$(1,796,572)	$(3,597,082)
Valuation allowance	1,796,572	3,597,082
Income tax expense per books	$-	$-

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

4. Income Taxes (Cont.)

	October 31, 2011	July 31, 2011

Net Operating Loss Carryover	$(6,201,703)	$(4,405,131)
Valuation allowance	6,201,703	4,405,131
Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $15,901,803 as of October 31, 2011 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At October 31, and July 31, 2011, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at October 31, and July 31, 2011.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

6.  Convertible Notes Payable

The Company issued $100,00 in Convertible Notes Payable during October, 2011. These notes accrue interest at 12.0% and are due April 6, and April 12, 2012,respectively.  At any time during this period the holder may convert all or part of this note into the common stock of company as follows:

The conversion amount is defined as the  sum of the outstanding principal and accrued interest.   The Conversion Price is defined as  50% of an average of the three lowest trading prices of the company’s common stock during the ten previous trading days. If these shares were converted on October 31, 2011 it would result in the issuance of an additional 561,798 shares.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company will recognize a beneficial conversion feature in the amount of $100,000 on October 31, 2011. The beneficial conversion feature will be recognized as a discount to the Convertible Note Payable and will be amortized to interest expense over the life of the note. During the quarter ended October 31, 2011, the Company recognized $12,778 in additional interest expense.

7.  Stockholders’ Equity

Common Stock
The Company has 200,000,000 common shares authorized at a par value of $0.001.  At October 31, and July 31, 2010 there were 91,996,333 and 76,976,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

7.  Stockholders’ Equity (Cont.)

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

Common Stock
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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

7.  Stockholders’ Equity (Cont.)

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

Common Stock
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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

7.  Stockholders’ Equity (Cont.)

On July 21, 2011, the Company issued 100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $72,300.

On August 5, 2011, the Company issued 700,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $434,000.

On September 13, 2011, the Company issued 8,900,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $3,560,000.

On October 6, 2011, the Company issued 80,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $38,400.

On October 25, 2011, the Company issued 50,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $17,000.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the years, October 31, 2011 and 2010 was $93,750 and $93,750, respectively.  There was no stock based compensation for the three and nine months ended, April 30, 2010.

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

At October 31, 2011, the total stock-based compensation cost which has not been recognized is $1,806,250.  These remaining costs are expected to be recognized over the next 25 1/2 months.

On July 21, 2011, the Company issued 100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $72,300.

On July 5, 2011, the Company issued 72,000 shares to its’ Chief Executive Officer.  The shares issued in this transaction were valued at market and amounted to $51,120.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

7.  Stockholders’ Equity (Cont.)

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

On August 5, 2011, the Company issued 300,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on August 5, 2016.

On August 22, 2011, the Company issued 50,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on August 22, 2016.

On September 6, 2011, the Company issued 60,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on September 6, 2016.

On September 21, 2011, the Company issued 200,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on September 21, 2016.

On September 27, 2011, the Company issued 200,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on September 27, 2016.

On October 6, 2011, the Company issued 200,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on October 6, 2016.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, October 31, 2011 and 2010 (Unaudited)
and the year ended July 31, 2011

8.  Common Stock Purchase Agreement

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

DESCRIPTION OF BUSINESS

Lightlake Therapeutics, Inc. is an early stage biopharmaceutical company using its expertise  in opioid antagonists to develop  innovative treatments for common addictions and related disorders.  Currently we are focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the US today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the US at this time.  For our future endeavors, we have patents that will allow us to widen our product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine and amphetamine

Currently Lightlake is conducting a Phase II clinical trials in Helsinki, Finland to investigate the use of the opioid antagonist naloxone delivered intra-nasally as a treatment for Binge Eating Disorder.  Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which is thought to represent up to 25% of this total patient cohort.  We believe that our approach will deliver successful outcomes in a challenging area that has recently encountered several failures.

The science we are using to develop a treatment for Binge Eating Disorder is derived from the “Sinclair Method,” for the treatment of alcohol dependency, which was developed by our Chief Science Officer, Dr. David Sinclair.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency.  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism.

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

We consider naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge.  Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone however works to selectively remove only unhealthy eating responses.  Moreover, we believe that our treatment is well-suited for treating Binge Eating Disorder as it  is unlikely to be used in a truly chronic manner—patients would only administer the treatment when they have the urge to binge eat, and we expect they will require less of the spray over time as they regain control of their eating habits.

Lightlake commenced a randomized double blind placebo controlled Phase II trials investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder in the third quarter of 2011 with the expectation that the trials will take six months to complete.  138 patients meeting the criteria for Binge Eating Disorder were randomly selected from over 900 applicants wanting to participate.  While each patient is randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients are partaking in an exercise program—a behavior that we believe can be reinforced through this approach.  Some of the patients carry the A118G, which is a genetic variant for the Mu Opioid receptor, and we will determine whether their response to treatment differs.  Lightlake Therapeutics, Inc. contracts the Phase II trial operations to Lightlake Sinclair of Helsinki Finland.  Phase II is completely funded and the funds to carry out the trial has been sent to Lightlake Sinclair in Helsinki, Finland.

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

PLAN OF OPERATION

The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its’ name to Lightlake Therapeutics, Inc.  The Company’s fiscal year end is July 31 and is a Development Stage Company.  Lightlake Therapeutics Inc. is an early stage biopharmaceutical company, currently developing a new approach for the treatment of overweight and obese patients with binge eating disorder. Our strategy is to develop treatments to addictions and related disorders based on our expertise using opioid antagonists.

During the first quarter ended October 31, 2011, Lightlake carried out operations to utilize the patent and patent applications it acquired on August 24, 2009, the Company acquired European Patent EP1681057B1 and US Patent Application 11/031,534.  The Company was informed on October 15, 2010, that the US Patent application was approved.

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

On May 6, 2010, Lightlake was granted ethical approval for the Phase II trials.  A preliminary meeting with the FIMEA Regulatory Authority was held on May 7, 2010 and their requirements for approval were obtained.  Moreover, these trials are being supervised under the direction of trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine at the University of Helsinki.  Crown CRO, a Finnish research organization involved in approximately 300 clinical trials over the years in addition to 90 clinical trials in progress, is providing the external validation for the Phase II trials.

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired by Lightlake from Dr. David Sinclair in exchange for 20,333,333 restricted common shares on August 24, 2009.  Lightlake Therapeutics, Inc. contracts the Phase II trial operations to Lightlake Sinclair of Helsinki Finland.  Phase II is completely funded and the funds to carry out the trial has been sent to Lightlake Sinclair in Helsinki, Finland.  In addition, we are looking to commence Phase II trials of an opioid antagonist-based treatment for Bulimia Nervosa in 2012.

On November 29, 2010, the Company announced Dr. Michael Sinclair, a seasoned healthcare executive, as the Company’s new Executive Chairman.  His experience and capability in the healthcare industry is invaluable for Lightlake.

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

On December 29, 2010, the Company announced that it had appointed Mary K. Pendergast J.D., LL.M., as its advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the U.S. Food and Drug Administration.  Her appointment is a significant addition to the team as her expertise as well as her wealth of knowledge will assist Lightlake in navigating through an increasingly challenging regulatory environment

On October 15, 2010, Lightlake was informed by the Examiner at the US Patent office that our US Patent Application, 11/031,534, was approved, and that our U.S. patent would be granted.  On March 22, 2011 our Patent was officially issued—the Patent number is: 7,910,599.

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

We have not attained profitable operations and are dependent upon obtaining financing.

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

RESULTS OF OPERATIONS

We did not have any revenues during the three month or six month period ending October 31, 2011 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $ 4,706,596 for the three month period ending October 31, 2011. For the same three month ending October 31, 2010 our operating expenses were $281,754.

Our net loss for the three month period ending October 31, 2011 was $4,720,100and our net loss from inception through October 31, 2011 was $16,227,807.

At October 31, 2011, we had assets of $38,257 and at the same date current liabilities were $296,696.

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

The following table provides selected financial data about our Company as at October 31, 2011 and July 31, 2011.

Balance Sheet Data:	10/31/11	7/31/11

Cash	$12,585	$51,789
Total assets	$38,257	$77,715
Total Liabilities	$296,696	$416,232
Shareholder's (deficit)	$(231,439)	$(338,517)

We have not attained profitable operations and are dependent upon obtaining financing to pursue the clinical trials in Helsinki, Finland.  In their report on our audited financial statements as at July 31, 2011, our auditors raised substantial doubt about our ability to continue as a going concern .

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2011 audited financial statements and notes thereto, which can be found in our Form 10-K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form SB-2 Registration Statement, filed under SEC File Number 333-146934, at the SEC website at www.sec.gov:

Exhibit Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Rule 13a-14(a)/14a-15(d) Certification
31.2	Rule 13a-14(a)/14a-15(d) Certification
32.1	Certification pursuant to 18 U.S.C. 1350
32.2	Certification pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date 12/15/11	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date 12/15/11	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director