Form 10-Q
period 2012-01-31
Lightlake Therapeutics Inc.
filed 2012-03-16
CIK 1385508

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ___________

Commission file number 333-139915

LIGHTLAKE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

86 Gloucester Place, Ground Floor Suite, London, England	W1U 6HP
(Address of principal executive offices)	(Zip Code)

44 (0) 203 617 8739 (Registrant’s telephone number, including area code)

54 Baker Street, 6th Floor, London, England
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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 104,341,333 shares of Common Stock outstanding as of January 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Balance Sheets
As of

	January 31,	July 31,
	2012	2011
Assets	Unaudited
Current assets
Cash and cash equivalents	$47,400	$51,789
Total current assets	47,400	51,789

Other assets
Patents and patent applications (net of accumulated amortizaton)	25,418	25,926

Total assets	$72,818	$77,715

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$41,726	$104,136
Accrued salaries and wages	100,000	4,127
Due to related party	126,412	307,969
Convertible Notes Payable	100,000	-
Total liabilities	368,138	416,232

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 104,341,333 shares issued and outstanding at January 31, 2012 and 76,976,333 shares issued and outstanding at July 31, 2011	104,341	76,976
Additional paid-in capital	20,405,360	11,092,214
Accumulated deficit during the development stage	(20,805,021)	(11,507,707)
Total stockholders' equity (deficit)	(295,320)	(338,517)
Total liabilities and stockholders' equity(deficit)	$72,818	$77,715

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Statements of Operations
For the three and six months ended, January 31, 2012 and 2011 and the period
From inception (June 21, 2005) to January 31, 2012

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		(June 21, 2005)
	January 31,		January 31,		to January 31,
	2012	2011	2012	2011	2012
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	4,574,214	994,686	9,280,810	1,276,440	20,792,665
Mineral interests	-	-	-	-	39,015
Total operating expenses	4,574,214	994,686	9,280,810	1,276,440	20,831,680

Income (loss) from operations	(4,574,214)	(994,686)	(9,280,810)	(1,276,440)	(20,831,680)

Other income (expense)
Interest expense	(3,000)	-	(16,504)	-	(16,504)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	(3,000)	-	(16,504)	-	26,659

Income (loss) before provision for income taxes	(4,577,214)	(994,686)	(9,297,314)	(1,276,440)	(20,805,021)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(4,577,214)	$(994,686)	$(9,297,314)	$(1,276,440)	$(20,805,021)

Basic loss per common share: Earnings (loss) per common share	$(0.05)	$(0.02)	$(0.10)	$(0.02)
Basic weighted average common shares outstanding	92,755,110	62,747,626	92,755,110	62,747,626

Fully diluted per common share: Earnings (loss) per common share	$(0.04)	$(0.01)	$(0.08)	$(0.02)
Fully diluted weighted average common shares outstanding	116,984,386	67,840,833	116,984,386	67,840,833

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to January 31, 2012

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)	-	-	-	-	(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)	-	-	-	-	(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)	-	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	5,640,000	5,640	3,072,380			3,078,020

Stock issued for services	9,828,000	9,828	6,108,342			6,118,170

Stock based compensation from issuance of stock options			531,250			531,250

Net income (loss)	-	-	-	-	(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	$-	$(11,507,707)	$(338,517)

Sales of common stock	6,510,000	6,510	645,990			652,500

Stock issued for services	21,075,000	21,075	8,238,325			8,259,400

Cancellation of shares	(220,000)	(220)	220	-		-

Beneficial conversion on convertible notes payable			12,778			12,778

Stock based compensation from issuance of stock options			415,833			415,833

Net income (loss)	-	-	-	-	(9,297,314)	(9,297,314)

Balance at January 31, 2012	104,341,333	$104,341	$20,405,360	$-	$(20,805,021)	$(295,320)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statements of Cash Flows
For the three months and six months ended January 31, 2012 and 2011 and the period
From inception (June 21, 2005) to January 31, 2012

	For the		From Inception
	Six Months Ended		(June 21, 2005)
	January 31,		to January 31,
	2012	2011	2012
	Unaudited	Unaudited	Unaudited

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(9,297,314)	$(1,276,440)	$(20,805,021)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	508	508	2,032
Issuance of common stock for services	8,259,400	583,000	15,736,370
Beneficial conversion on convertible notes payable	12,778	106,250	12,778
Stock based compensation from issuance of stock options	415,833	-	947,083

Increase (decrease) in accounts payable	(63,136)	30,000	41,000
Increase (decrease) in accrued salaries and wages	96,599	35,000	100,726
Net cash provided from (used by) operating activities	(575,332)	(521,682)	(3,965,032)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	-	192,000	572,587
Borrowings on convertible notes payable	100,000	-	100,000
Payments to related party for note payable	(181,557)	(263,500)	(446,175)
Issuance of common stock for cash	652,500	592,000	3,786,020
Net cash provided from (used by) financing activities	570,943	520,500	4,012,432

Net increase (decrease) in cash and cash equivalents	(4,389)	(1,182)	47,400
Cash and cash equivalents, beginning of period	51,789	2,300	-
Cash and cash equivalents, end of period	$47,400	$1,118	$47,400

Supplemental disclosure
Interest paid during the period	$16,504	$-	$16,504

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
On November 1, 2011, the Company issued 5,300,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At January 31, 2012  and July 31, 2011 respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of January  31, 2012 and July 31, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

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

Foreign Currency Translation
The Company’s functional currency is the United States Dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

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

The Company’s Chief Executive Officer has advanced funds to the Company for working capital needs in the amount of $126,412.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	January 31, 2012	July 31, 2011

Income tax expense at statutory rate	$(3,625,952)	$(3,597,082)

Valuation allowance	3,625,952	3,597,082

Income tax expense per books	$-	$-

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

4.  Income Taxes (Cont.)

Net deferred tax assets consist of the following components as of:

	January 31, 2012	July 31, 2011

Net Operating Loss Carryover	$(8,119,225)	$(4,405,131)

Valuation allowance	8,119,225	4,405,131

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $20,818,525 as of January 31, 2012 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At January 31, 2012 and July 31, 2011, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at January 31, 2012 and July 31, 2011.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

6.  Convertible Notes Payable

The Company issued $100,000 in Convertible Notes Payable during October, 2011. These notes accrue interest at 12.0% and are due April 6, and April 12, 2012, respectively.  On February 3, 2012, both parties agreed to a change in the conversion feature.  It was agreed that the notes can only be converted into the Company’s Common Stock on or after the note maturity date. Further, it was agreed that the Company, at its’ discretion, may prepay these notes by paying the outstanding principal plus accrued interest, multiplied by 130%. As a result of this change there was no dilutive effect on the Company’s Common Stock at January 31, 2012.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company will recognize a beneficial conversion feature in the amount of $12,778. The beneficial conversion feature has been recognized as an increase in additional paid-in capital and charge to interest expense.

7.  Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At January 31, 2012 and July 31, 2011 there were 104,341,333 and 76,976,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

During the year ended July 31, 2010, the Company effectuated a 20 for 1 forward stock split.  Subsequently, the Company’s chief financial officer cancelled 100,000,000 common shares beneficially owned by him through his ownership in Pelikin Group.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

7.  Stockholders’ Equity (Cont.)

Common Stock

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

7.  Stockholders’ Equity (Cont.)

Common Stock

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

7.  Stockholders’ Equity (Cont.)

Common Stock

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

On November 17, 2011, the Company issued 5,5200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $2,346,000.

On November 23, 2011, the Company issued 225,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $94,500.

On December 6, 2011, the Company issued 3,100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $1,069,500.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the years, January 31, 2012 and 2010 were $93,750 and $93,750, respectively.  There was no stock based compensation for the three and nine months ended, April 30, 2010.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

7.  Stockholders’ Equity (Cont.)

Stock Based Compensation

At January 31, 2012, the total stock-based compensation cost which has not been recognized is $1,806,250.  These remaining costs are expected to be recognized over the next 25 1/2 months.

On July 21, 2011, the Company issued 100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $72,300.

On July 5, 2011, the Company issued 72,000 shares to its’ Chief Executive Officer.  The shares issued in this transaction were valued at market and amounted to $51,120.

On December 15, 2011, the Company issued 2,500,000 shares to its’ Chief Executive Officer.  The shares issued in this transaction were valued at market and amounted to $700,000.

On January 30, 2012, the Company granted all of its’ executive officers options to purchase 8,000,000 shares of its’ common stock at $0.08 per share.  These options expire in three years on January 29, 2015.  The Company’s stock price closed at $0.057 on the date these options were granted.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

7.  Stockholders’ Equity (Cont.)

Warrants

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

On November 1, 2011, The Company issued 5,300,000 warrants to purchase its’ common stock at $0.50 per share pursuant to an exclusive marketing agreement with AMF Group. This Company  guaranteed sales in Central and South America and India in the amount of $23.4 to $27 Million upon approval. These warrants expire in five years, on October 31, 2016.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, January 31, 2012 and 2011
and from inception (June 21, 2005 ) to January 31, 2012

9.  Subsequent Events

On February 3, 2012, the Company amended the conversion rights contained in its’ Convertible Notes Payable.  Both the lender and borrower agreed that these notes can only be converted into the Company’s Common Stock on or after the note maturity date. Further, it was agreed that the Company, at its’ discretion, may prepay these notes by paying the outstanding principal plus accrued interest, multiplied by 130%.

On March 14, 2012, the Company issued 3,900,000 warrants with an exercise price of $0.50 to AMF Group pursuant to an exclusive marketing agreement for Central and South America and India dated November 1, 2011.

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

DESCRIPTION OF BUSINESS

Lightlake Therapeutics, Inc. is an early stage biopharmaceutical company using its expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.   Currently we are focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the US today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the US at this time.  For our future endeavors, we have patents that will allow us to widen our product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine and amphetamine

Currently Lightlake is conducting a Phase II clinical trial in Helsinki, Finland to investigate the use of the opioid antagonist naloxone delivered  intra-nasally as a treatment for Binge Eating Disorder.  Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which is thought to represent up to 25% of this total patient cohort.  We believe that our approach will deliver successful outcomes in a challenging area that has recently encountered several failures.

The science we are using to develop a treatment for Binge Eating Disorder is derived from the “Sinclair Method,” for the treatment of alcohol dependency, which was developed by our Chief Science Officer, Dr. David Sinclair.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming  it at safe levels In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency .  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism.

Similar to how an alcoholic tends to perceive and consume alcohol, patients suffering from Binge Eating Disorder typically exhibit a lack of control eating foods typically high in sugar, fat or salt, are preoccupied with eating these types of foods  and are able to override the feeling of fullness.  When these patients eat foods with high levels of sugar, salt or fat, the opioidergic system is activated, which causes the firing of the neurons that release endorphins. The endorphins then bind to opioid receptors on other neurons and activate these opioid receptors, which reinforces the addictive behavior.  By blocking these opioid receptors with an opioid antagonist, the effect these endorphins have each time these foods are eaten is counteracted.

We consider naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge.  Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone however works to selectively remove only unhealthy eating responses.  Moreover, we believe that our treatment  is well-suited for treating Binge Eating Disorder as it is unlikely to be used in a truly chronic manner—  from the clinical trials, we expect that  patients will only administer the treatment when they have the urge to binge eat, and we expect they will require less of the spray over time as they regain control of their eating habits.

Lightlake commenced a randomized double blind placebo controlled Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder in the third quarter of 2011 with the expectation that the trials will take approximately six months to complete.  138 patients meeting the criteria for Binge Eating Disorder were randomly selected from over 900 applicants wanting to participate.  While each patient is randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients are partaking in an exercise program—a behavior that we believe can be reinforced through this approach.  Some of the patients carry the A118G, which is a genetic variant for the Mu Opioid receptor, and we will determine whether their response to treatment differs.   Lightlake Therapeutics, Inc. contracts the Phase II trial operations to Lightlake Sinclair of Helsinki Finland.

If the outcome of Phase II is favorable, we aim to collaborate with other parties to progress to and fund Phase III in addition to our plans to grow organically.  While we currently have plans for Imperial College London, United Kingdom, to be a major site for Phase III, we have also identified suitable centers in the US.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will further pursue similar relationships over the next 12 months to provide funding and strategic relationships that will help us reach key milestones.  At this point, the management team will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate commencing further trials based on our existing as well as potential patents that relate to the use of opioid antagonists.  In particular, we are looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa in 2012 as we are confident that we can apply the same science we are using to develop a treatment for Binge Eating Disorder to develop a solution for Bulimia Nervosa.

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

During the second quarter ended January 31, 2012, Lightlake carried out operations to utilize the patent and patent applications it acquired on August 24, 2009, the Company acquired European Patent EP1681057B1 and US Patent Application 11/031,534.  The Company was informed on October 15, 2010, that the US Patent application was approved.. The company has successfully commenced the Phase II Binge Eating Disorder Trial. The company has also begun to widen its pipeline through  collaboration with Professor Strang,  King’s College London,  to develop a treatment for overdose and announcing  developing a treatment for premenstrual syndrome overeating using our patented technology

In November 2009, Lightlake’s clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for the Phase II clinical trials of the opioid antagonist-based nasal spray treatment for Binge Eating Disorder.  From the approximately 900 people who contacted Lightlake wanting to participate in these trials, 298 of these applicants had gene samples analyzed and 138 subjects were subsequently selected.

On May 6, 2010, Lightlake was granted ethical approval for the Phase II trials.  A preliminary meeting with the FIMEA Regulatory Authority was held on May 7, 2010 and their requirements for approval were obtained.  .  Moreover, these trials are being supervised under the direction of trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine at the University of Helsinki.  Crown CRO, a Finnish research organization involved in approximately 300 clinical trials over the years in addition to 90 clinical trials in progress, is providing the external validation for the Phase II trial.

Our plan of operation for the next twelve months is to pursue the Phase II clinical trial in Helsinki, Finland on the user patents that were acquired by Lightlake from Dr. David Sinclair in exchange for 20,333,333 restricted common shares on August 24, 2009.    In addition, we are looking to commence Phase II trials of an opioid antagonist-based treatment for Bulimia Nervosa in 2012.

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

We are required to apply for or have any government approval for our products or services

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

RESULTS OF OPERATIONS

We did not have any revenues during the three month or six month period ending January 31, 2012 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $4,574,214  for the three month period ending January 31, 2012. For the same three month ending January 31, 2011 our operating expenses was $994,686.

Our net loss for the three month period ending January 31, 2012 was $4,577,214 and our net loss from inception through January 31, 2012 was $20,805,021.

At January 31, 2012, we had assets of $38,257 and at the same date current liabilities were $368,138.

On January 30, 2012 the company granted stock options to three of our directors.  Our Executive Chairman, Dr. Michael Sinclair was granted 3,000,000 stock options to purchase the Company’s common stock at a price of $0.08 and these options will expire three years from the date of the grant.   Our Chief Executive Officer, Dr. Roger Crystal, was granted 3,000,000 stock options to purchase the Company’s common stock at a price of $0.08 these options will expire three years from the date of the grant.  Our Chief Financial Officer Mr. Seijin Ki was granted 2,000,000 stock options to purchase the Company’s common stock at a price of $0.08 and these options will expire three years from the date of the grant.   On December 15, 2010, the company granted stock options to two of our directors. Our Executive Chairman, Dr. Michael Sinclair was granted 5,000,000 stock options to purchase the Company’s common stock at a price of $0.60 and these options will expire three years from the date of the grant.  Our Chief Executive Officer, Dr. Roger Crystal, was granted 2,500,000 stock options to purchase the Company’s common stock at a price of $0.60 and 1,000,000 stock options at a price of $1.20 and these options will expire three years from the date of the grant.

The following table provides selected financial data about our Company as at January 31, 2012 and July 31, 2011.

Balance Sheet Data:	1/31/12	7/31/11

Cash	$47,400	$51,789
Total assets	$72,818	$77,715
Total Liabilities	$368,138	$416,232
Shareholder's (deficit)	$(295,320)	$(338,517)

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

Company Name

Date 03/16/12	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date 03/16/12	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director