Form 10-Q
period 2012-04-30
Lightlake Therapeutics Inc.
filed 2012-06-14
CIK 1385508

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      April 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 117,340,901 shares of Common Stock outstanding as of April 30, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to April 30, 2012

	April 30,	July 31,
	Unaudited
	2012	2011
Assets
Current assets
Cash and cash equivalents	$25,000	$51,789
Total current assets	25,000	51,789

Other assets
Patents and patent applications (net of accumulated amortizaton)	25,164	25,926

Total assets	$50,164	$77,715

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$111,226	$104,136
Accrued salaries and wages	177,600	4,127
Due to related party	126,412	307,969
Convertible notes payable	100,000	-
Derivative liability	18,603	-
Total liabilities	533,841	416,232

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 117,340,901 shares issued and outstanding at April 30, 2012 and 76,976,333 shares issued and outstanding at July 31, 2011	117,341	76,976
Additional paid-in capital	21,663,898	11,092,214
Accumulated deficit during the development stage	(22,264,916)	(11,507,707)
Total stockholders' equity (deficit)	(483,677)	(338,517)
Total liabilities and stockholders' equity(deficit)	$50,164	$77,715

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Statements of Operations
For the three and nine months ended, April 30, 2012 and 2011 and the period
From inception (June 21, 2005) to April 30, 2012

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		(June 21, 2005)
	April 30,		April 30,		to April 30,
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,451,070	5,399,303	10,731,880	6,675,743	22,243,735
Mineral interests	-	-	-	-	39,015
Total operating expenses	1,451,070	5,399,303	10,731,880	6,675,743	22,282,750

Income (loss) from operations	(1,451,070)	(5,399,303)	(10,731,880)	(6,675,743)	(22,282,750)

Other income (expense)
Interest expense	(3,000)	-	(6,726)	-	(6,726)
Change in derivative	(18,603)		(18,603)		(18,603)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	(21,603)	-	(25,329)	-	17,834

Income (loss) before provision for income taxes	(1,472,673)	(5,399,303)	(10,757,209)	(6,675,743)	(22,264,916)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,472,673)	$(5,399,303)	$(10,757,209)	$(6,675,743)	$(22,264,916)

Basic loss per common share:
Earnings (loss) per common share	$(0.02)	$(0.08)	$(0.11)	$(0.10)
Basic weighted average common shares outstanding	97,880,747	64,495,989	97,880,747	64,495,989

Fully diluted per common share:
Earnings (loss) per common share	$(0.01)	$(0.07)	$(0.08)	$(0.09)
Fully diluted weighted average common shares outstanding	127,570,457	74,127,246	127,570,457	74,127,246

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to April 30, 2012

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	$-	$-	$-	$-	$-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-			5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700			13,000
April 2006 at $0.01 per share	75,000	75	7,425			7,500
May 2006 at $0.01 per share	150,000	150	29,850			30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	$130,500	$(130,500)			-

Stock issued for acquisition of patent	20,333,333	20,333	-	-		20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-		-

Stock issued for services	4,150,000	4,150	1,354,650			1,358,800

Net income (loss)					(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent			7,117			7,117

Sales of common stock	5,640,000	5,640	3,072,380			3,078,020

Stock issued for services	9,828,000	9,828	6,108,342			6,118,170

Stock based compensation from issuance of stock options			531,250			531,250

Net (loss)					(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	$-	$(11,507,707)	$(338,517)

Sales of common stock	8,010,000	8,010	794,490			802,500

Stock issued for services	32,574,568	32,575	9,157,808			9,190,383

Cancellation of shares	(220,000)	(220)	220	-		-

Stock based compensation from issuance of stock options			619,166			619,166

Net (loss)					(10,757,209)	(10,757,209)

Balance at April 30, 2012	117,340,901	$117,341	$21,663,898	$-	$(22,264,916)	$(483,677)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(formerly known as Madrona Ventures, Inc.)
( a Development Stage Enterprise)

Statements of Cash Flows
For the three months and nine months ended April 30, 2012 and 2011 and the period
   From inception (June 21, 2005) to April 30, 2012

	For the		From Inception
	Nine Months Ended		(June 21, 2005)
	April 30,		to April 30,
	Unaudited	Unaudited	Unaudited
	2012	2011	2012

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(10,757,209)	$(6,675,743)	$(22,264,916)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	762	762	2,286
Issuance of common stock for services	9,190,383	3,870,850	16,667,353
Stock based compensation from issuance of stock options	619,166	106,250	1,150,416
Change in derivative	18,603	-	18,603

Changes in assets and liabilities:
Increase (decrease) in accounts payable	6,364	(99,772)	110,500
Increase (decrease) in accrued salaries and wages	174,199	(38,711)	178,326
Net cash provided from (used by) operating activities	(747,732)	(2,836,364)	(4,137,432)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	-	192,000	572,587
Borrowings on convertible notes payable	100,000	-	100,000
Payments to related party for note payable	(181,557)	(264,618)	(446,175)
Issuance of common stock for cash	802,500	3,063,200	3,936,020
Net cash provided from (used by) financing activities	720,943	2,990,582	4,162,432

Net increase (decrease) in cash and cash equivalents	(26,789)	154,218	25,000
Cash and cash equivalents, beginning of period	51,789	2,300	-
Cash and cash equivalents, end of period	$25,000	$156,518	$25,000

Supplemental disclosure
Interest paid during the period	$6,726	$-	$6,726

Non-Cash Transactions
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

On March 14, 2012, the Company issued 8,400,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.

On March 28, 2012, the Company issued 1,500,000 warrants to purchase its' common stock at $0.20. These warrants expire in five years from the date of issuance.

On April 5, 2012, the Company issued 20,000 warrants to purchase its' common stock at $0.50. These warrants expire in five years from the date of issuance.

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At April 30, 2012  and July 31, 2011 respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of April 30, 2012 and July 31, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

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

The Company’s former Chief Executive Officer and now its Chief Financial Officer has advanced funds to the Company for working capital needs in the amount of $126,412.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	April 30, 2012	July 31, 2011

Income tax expense at statutory rate	$(4,193,040)	$(3,597,082)

Valuation allowance	4,193,040	3,597,082

Income tax expense per books	$-	$-

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

4.  Income Taxes (Cont.)

Net deferred tax assets consist of the following components as of:

	April 30, 2012	July 31, 2011

Net Operating Loss Carryover	$(8,786,345)	$(4,405,131)

Valuation allowance	8,786,345	4,405,131

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $22,213,091 as of April 30, 2012 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At April 30, 2012 and July 31, 2011, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at April 30, 2012 and July 31, 2011.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

6.  Convertible Notes Payable

The Company issued $100,000 in Convertible Notes Payable during October, 2011. These notes accrue interest at 12.0% and are due April 6 ($50,000), and April 12, 2012 ($50,000), respectively.  On February 3, 2012, both parties agreed to a change in the conversion feature.  It was agreed that the notes can only be converted into the Company’s Common Stock on or after the note maturity date. Further, it was agreed that the Company, at its’ discretion, may prepay these notes by paying the outstanding principal plus accrued interest, multiplied by 130%.  At April 30, 2012, these notes were matured and unpaid and if converted would result in the issuance of 2,858,000 additional shares.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated  the conversion feature and account for it as a separate derivative liability. Therefore, the Company will recognize a Derivative liability in the amount of $18,603.

The derivative valuation was calculated using the Black-Scholes Model for the conversion feature.   Assumptions to the calculation were as follows:

Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	1.08%
Expected lives (years)	0.493
Expected price volatility	139.59%
Forfeiture Rate	0.00%

7.  Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At April 30, 2012 and July 31, 2011 there were 117,340,901 and 76,976,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

During the year ended July 31, 2010, the Company effectuated a 20 for 1 forward stock split.  Subsequently, the Company’s then Chief Executive Officer and presently its Chief Financial Officer cancelled 100,000,000 common shares beneficially owned by him through his ownership in Pelikin Group.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

7.  Stockholders’ Equity (Cont.)

Common Stock

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

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

On March 28, 2012, the Company issued 75,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $6,000.

On March 28, 2012, the Company issued 3,500,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $210,000.

On April 5, 2012, the Company issued 6,520,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $652,000.

On April 13, 2012, the Company issued 170,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $13,600.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

7.  Stockholders’ Equity (Cont.)

Common Stock

On April 17, 2012, the Company issued 1,234,568 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $49,383.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the years, April 30, 2012 and 2010 was $93,750 and $93,750, respectively.  There was no stock based compensation for the three and nine months ended, April 30, 2010.

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

Stock Based Compensation

At April 30, 2012, the total stock-based compensation cost which has not been recognized is $1,561,667.  These remaining costs are expected to be recognized over the next 22 1/2 months.

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

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

7.  Stockholders’ Equity (Cont.)

Warrants

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

On March 14, 2012, the Company issued 8,400,000 warrants with an exercise price of $0.50 to AMF Group pursuant to an exclusive marketing agreement for Central and South America and India dated November 1, 2011.  These warrants expire March 14, 2017.

Lightlake Therapeutics, Inc.
(Formerly Known As Madrona Ventures, Inc.)
(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended, April 30, 2012 and 2011
and from inception (June 21, 2005 ) to April 30, 2012

7.  Stockholders’ Equity (Cont.)

Warrants

On March 28, 2012, the Company issued 1,500,000 warrants to purchase its’ common stock at $0.20 per share.  These warrants expire on March 28, 2017.

On April 5, 2012, the Company issued 20,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on April 5, 2017.

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

9.  Subsequent Events

None

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

DESCRIPTION OF BUSINESS

Lightlake Therapeutics, Inc. is an early stage biopharmaceutical company using its expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.   Currently we are focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the US today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the US at this time.  For our future endeavors, we have patents that will allow us to widen our product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine and amphetamine

 In April 2012 Lightlake completed a Phase II clinical trial in Helsinki, Finland to investigate the use of the opioid antagonist naloxone delivered  intra-nasally as a treatment for Binge Eating Disorder.  Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which is thought to represent up to 25% of this total patient cohort.  We believe that our approach will deliver successful outcomes in a challenging area that has recently encountered several failures.

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

Lightlake commenced a randomized double blind placebo controlled Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder in the third quarter of 2011 with the expectation that the trials will take approximately six months to complete.  138 patients meeting the criteria for Binge Eating Disorder were randomly selected from over 900 applicants wanting to participate.  While each patient was randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients participated  in an exercise program.  Lightlake Therapeutics, Inc. contracts the Phase II trial operations to Lightlake Sinclair of Helsinki Finland. Preliminary results from this study are very encouraging, whereby patients receiving naloxone demonstrated a significant reduction over placebo in reducing bingeing. In addition, the naloxone group lost weight in the second half of the study.

We now aim to collaborate with other parties to progress our drug development program for Binge Eating Disorder. .  We have identified suitable centers in the US and have plans for Imperial College London, United Kingdom, to be a major site for the EU.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will pursue relationships over the next 12 months to provide funding and strategic relationships that will help us reach key milestones.  At this point, the management team will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate commencing further trials based on our existing as well as potential patents that relate to the use of opioid antagonists.  In particular, we are looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at Kings College London in 2012 as we are confident that we can apply the same science to develop a solution for this condition.

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

During the second quarter ended January 31, 2012, Lightlake carried out operations to utilize the patent and patent applications it acquired on August 24, 2009, the Company acquired European Patent EP1681057B1 and US Patent Application 11/031,534.  The Company was informed on October 15, 2010, that the US Patent application was approved.. The company has successfully completed the Phase II Binge Eating Disorder Trial.

In November 2009, Lightlake’s clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for the Phase II clinical trials of the opioid antagonist-based nasal spray treatment for Binge Eating Disorder.  From the approximately 900 people who contacted Lightlake wanting to participate in these trials, 298 of these applicants had gene samples analyzed and 138 subjects were subsequently selected. Of these, 127 entered the trial.

On May 6, 2010, Lightlake was granted ethical approval for the Phase II trials.  A preliminary meeting with the FIMEA Regulatory Authority was held on May 7, 2010 and their requirements for approval were obtained. Moreover, these trials are being supervised under the direction of trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine at the University of Helsinki.  Crown CRO, a Finnish research organization provided  the external validation for the Phase II trial.

Our plan of operation for the next twelve months is to progress our drug development program for Binge Eating Disorder, based on the patents that were acquired by Lightlake from Dr. David Sinclair in exchange for 20,333,333 restricted common shares on August 24, 2009.  In addition, we are looking to commence Phase II trials of an opioid antagonist-based treatment for Bulimia Nervosa in 2012.

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

On April 17, 2012, the Company appointed Mr. Kevin A. Pollack to its board of directors.  Mr. Pollack is a Managing Director at Paragon Capital, an investment firm based in New York City, and also the President of Short Hills Capital LLC, a FINRA broker-dealer based in New York City. He previously specialized in corporate finance and mergers and acquisitions at Banc of America Securities, and he also practiced corporate, securities and mergers and acquisitions law at Sidley Austin (formerly Brown & Wood), a global law firm. Mr. Pollack graduated magna cum laude from The Wharton School of the University of Pennsylvania and holds J.D. and M.B.A. degrees from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

We also expect to develop partnerships with leading addiction institutions in an effort to commence an overdose program that will further leverage our expertise using opioid antagonists by applying a novel technique to enhance the current treatment for overdose.

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

RESULTS OF OPERATIONS

We did not have any revenues during the three month or six month period ending April 30, 2012 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $1,451,070 for the three month period ending April 30, 2012. For the same three months ending April 30, 2011 our operating expenses were $5,399,303.

Our net loss for the three month period ending April 30, 2012 was $1,472,673 and our net loss from inception through April 30, 2012 was $22,264,916.

At April 30, 2012, we had assets of $50,164 and our current liabilities were $533,841.

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

The following table provides selected financial data about our Company as at April 30, 2012 and July 31, 2011.

Balance Sheet Data:	1/31/12	7/31/11

Cash	$25,000	$51,789
Total assets	$50,164	$77,715
Total Liabilities	$533,841	$416,232
Shareholder's (deficit)	$(483,677)	$(338,517)

We have not attained profitable operations and are dependent upon obtaining financing to pursue the clinical trials in Binge Eating Disorder and develop the other parts of our pipeline. In their report on our audited financial statements as at July 31, 2011, our auditors raised substantial doubt about our ability to continue as a going concern.

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

Lightlake Therapeutics Inc.

Date 06/14/12	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date 06/14/12	By:	/s/ Seijin Ki
Name Seijin Ki
Title Chief Financial Officer and Director