Form 10-K
period 2012-07-31
Lightlake Therapeutics Inc.
filed 2012-10-29
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Registrant’s telephone number: 44 (0) 203 617 8739

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $14,368,022

As of July 31, 2012, the registrant had 126,083,416 shares of common stock issued and outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Lightlake Therapeutics, Inc. is an early stage biopharmaceutical company using its expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.   Currently we are focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the US today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting up to five million people in the US at this time.  For our future endeavors, we have patents that will allow us to widen our product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine and amphetamine

 In April 2012 Lightlake completed a Phase II clinical trial in Helsinki, Finland to investigate the use of the opioid antagonist naloxone delivered intra-nasally as a treatment for Binge Eating Disorder.  Our approach is unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli.

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

We consider naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which covers the duration of a typical binge.  Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone however works to selectively remove only unhealthy eating responses. Furthermore, the long-acting opioid antagonists are associated with a loss of libido, loss of interest in exercising, as well as affecting other endorphin-related behaviors.

Lightlake commenced a randomized double blind placebo controlled Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder in the third quarter of 2011. 127 patients meeting the criteria for Binge Eating Disorder were randomly selected from over 900 applicants wanting to participate.  While each patient was randomized to take either intranasal naloxone or a placebo nasal spray, there were no other restrictions, counseling or compulsory participation in any diet or exercise program.  Lightlake Therapeutics, Inc. contracted the Phase II trial operations to Lightlake Sinclair of Helsinki Finland. The results from this study are very encouraging, whereby patients receiving naloxone demonstrated a significant reduction over placebo in reducing bingeing. In addition, the naloxone group lost weight in the second half of the study, and it would appear that patients with the highest BMI tended to reduce their bingeing the most.

We now aim to collaborate with other parties to progress our drug development program for Binge Eating Disorder. .  We have identified suitable centers in the US and have plans for Imperial College London, United Kingdom, to be a major site for the EU.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will pursue pharma relationships over the next 12 months to provide funding and strategic relationships that will help us reach key milestones.  At this point, theteam will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate commencing further trials based on our existing as well as potential patents that relate to the use of opioid antagonists.  In particular, we are looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at Kings College London as soon as possible. We are confident that we can apply the same science to develop a treatment for this condition.

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

On May 6, 2010, Lightlake was granted ethical approval for the Phase II trials.  A preliminary meeting with the FIMEA Regulatory Authority was held on May 7, 2010 and their requirements for approval were obtained. Moreover, these trials were supervised under the direction of trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine at the University of Helsinki.  Crown CRO, a Finnish research organization provided the external validation for the Phase II trial.

Our plan of operation for the next twelve months is to progress our drug development program for Binge Eating Disorder, based on the patents that were acquired by Lightlake from Dr. David Sinclair in exchange for 20,333,333 restricted common shares on August 24, 2009.  In addition, we are looking to commence Phase II trials of an opioid antagonist-based treatment for Bulimia Nervosa.

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

We shortly anticipate launching Phase II trials to investigate the application of our technology as a treatment for Bulimia Nervosa, and we are seeking funding to facilitate these trials launch.  We have made arrangements with Kings College London, UK, to conduct these trials at the institution.  In working with Kings College, which has an internationally renowned eating disorder unit, we believe that we will considerably strengthen our already distinguished research and development team.  Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, will serve as tremendous guides for these Phase II trials.

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

PLAN OF OPERATION

We now aim to collaborate with other parties to progress our drug development program for Binge Eating Disorder. We have identified suitable centers in the US and have plans for Imperial College London, United Kingdom, to be a major site for the EU.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will pursue pharma relationships over the next 12 months to provide funding and strategic relationships that will help us reach key milestones.  At this point, the management team will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate commencing further trials based on our existing as well as potential patents that relate to the use of opioid antagonists.  In particular, we are looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at Kings College London  as soon as possible, as we are confident that we can apply the same science to develop a solution for this condition.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors or shareholders.  However, we may not be able to raise sufficient funding from the sale of our common stock to fund any future development.

EMPLOYEES

As of July 31, 2012 we have six permanent employees.  In addition, we have numerous outside consultants that are not on payroll.

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

ITEM 1A.  RISK FACTORS

WE ARE A DEVELOPMENTAL STAGE COMPANY AND EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on June 21, 2005.  The Company operates as an early stage biopharmaceutical company focusing on developing new and innovative solutions to obesity and eating disorders.  We have not generated any revenues as of the date of this report.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the clinical trials that will be conducted and on the development of new solutions to obesity and eating disorders.  These potential problems include, but are not limited to, unanticipated problems relating to the clinical trials, changes in the regulatory landscape and additional costs and expenses that may exceed current budget estimates for the completion of the trials.  Prior to completion of our Phase III clinical trials, we anticipate that we will incur increased operating expenses without realizing any revenues.  We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate funding, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our shares are quoted on the OTC Market under the symbol "LLTP".  To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require cash to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to remain in compliance it may be difficult for our shareholders to resell any shares, if at all.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own any property.  We are currently utilizing space at 86 Gloucester Place, London, England for our corporate offices.  We believe that the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2012.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since April 2007, our common stock has been listed for quotation on the OTC Market under the symbol LLTP.  Our 52 week range in our share price was $0.043 -0.55.

SHARES AVAILABLE UNDER RULE 144

A total of 36,255,000 shares of our common stock are available for resale to the public after July 2012, in accordance with the volume and trading limitations of Rule 144 of the Act.  In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

HOLDERS

As of July 31, 2012, we have 126,083,416 Shares of $0.001 par value common stock issued and outstanding held by 106 shareholders of record.  We have no other classes of shares authorized for issuance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since our inception on June 21, 2005 and have incurred $23,886,576 in operating expenses, which have resulted in overall accumulated losses of $23,928,895 through July 31, 2012.

The following table provides selected financial data about our company for the years ended July 31, 2012 and 2011.

Balance Sheet Data:	07/31/12	7/31/11

Cash	$20,423	$51,789
Total assets	$44,976	$77,715
Total liabilities	$663,694	$416,232
Shareholders' (deficit)	$(618,718)	$(416,232)

There was $3,460,402 provided by financing activities for the year ended July 31, 2012.

GOING CONCERN

Lightlake Therapeutics Inc. is a Development Stage Enterprise.  Our independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2012 was $20,423together with $663,694 outstanding liabilities.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our Director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes that our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to pursue the Phase II clinical trials in Helsinki, Finland on the user patents that were acquired August 24, 2009, as well commence Phase II trials of on an opioid antagonist-based treatment for Bulimia Nervosa

In the first quarter of 2011, we commenced a randomized, double blind placebo controlled trial in Helsinki, Finland to investigate the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  We expect that these trials will take six months to complete and we aim for these trials to be FDA compliant.  Patient selection for the Phase II trial was completed, with a total of 127 individuals recruited.

We intend to collaborate with other parties to progress to and fund Phase III. We anticipate that the Phase III trials will be held at centers in North America and at Imperial College London, United Kingdom and other international institutions, including.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we will further pursue similar relationships over the next 12 months that will provide funding and strategic relationships to help us reach key milestones.  At this point the team will be strengthened accordingly.  During the next year we aim to broaden our product pipeline, and anticipate acquiring additional patents that relate to the use of opioid antagonists.

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

ITEM 8.  FINANCIAL STATEMENTS

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Financial Statements

For the years ended
July 31, 2012 and 2011
and
From Inception (July 21, 2005)
to July 31, 2012

Lightlake Therapeutics, Inc.
Index to Financial Statements
July 31, 2012 and 2011

Page
Number
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of July 31, 2012 and 2011	F-3

Statements of Operations for the years ended July 31, 2012 and 2011 and from Inception (July 25, 2005) to July 31, 2012	F-4

Statement of Shareholders' Equity (Deficit) and from Inception (July 25, 2005) to July 31, 2012	F-5

Statement of Cash Flows for the years ended July 31, 2012 and 2011 and from Inception (July 25, 2005) to July 31, 2012	F-6

Notes to Financial Statements	F-7 to F-19

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lightlake Therapeutics, Inc.:

I have audited the balance sheets of Lightlake Therapeutics, Inc. as of July 31, 2012 and 2011 and the related statement of operations, changes in stockholder’s deficit, and cash flows for the years then ended and for the period June 21, 2005 (date of inception) through July 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Lightlake Therapeutics, Inc. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period June 21, 2005 (date of inception) through July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, has had recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring additional traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
October 29, 2012

Lightlake Therapeutics, Inc.
( a Development Stage Enterprise)

Balance Sheets
As of
July 31,

	2012	2011
Assets
Current assets
Cash and cash equivalents	$20,423	$51,789
Total current assets	20,423	51,789

Other assets
Patents and patent applications (net of accumulated amortization)	24,553	25,926

Total assets	$44,976	$77,715

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$55,497	$104,136
Accrued salaries and wages	56,300	4,127
Due to related party	136,412	307,969
Convertible notes payable (Net of Debt Discounts)	223,693	-
Derivative liability	191,792	-
Total liabilities	663,694	416,232

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 126,083,416 shares issued and outstanding at July 31, 2012 and 76,976,333 shares issued and outstanding at July 31, 2011	126,083	76,976
Additional paid-in capital	23,184,094	11,092,214
Accumulated deficit during the development stage	(23,928,895)	(11,507,707)
Total stockholders' equity (deficit)	(618,718)	(338,517)
Total liabilities and stockholders' equity(deficit)	$44,976	$77,715

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(a Development Stage Enterprise)

Statements of Operations
For the years ended, July 31, 2012 and 2011 and the period
From inception (June 21, 2005) to July 31, 2012

	For the		From Inception
	Years Ended		(June 21, 2005)
	July 31,		to July 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
General and administrative	11,829,537	9,435,787	23,341,392
Research and development	506,169		506,169
Mineral interests	-	-	39,015
Total operating expenses	12,335,706	9,435,787	23,886,576

Income (loss) from operations	(12,335,706)	(9,435,787)	(23,886,576)

Other income (expense)
Interest expense	(3,997)	-	(3,997)
Interest expense on debt discounts	(57,392)	-	(57,392)
Change in derivative	(24,093)		(24,093)
Debt forgiveness	-	-	43,163
Total other income (expense)	(85,482)	-	(42,319)

Income (loss) before provision for income taxes	(12,421,188)	(9,435,787)	(23,928,895)

Provision for income taxes	-	-	-

Net income (loss)	$(12,421,188)	$(9,435,787)	$(23,928,895)

Basic loss per common share:
Earnings (loss) per common share	$(0.12)	$(0.14)
Basic weighted average common shares outstanding	103,881,283	67,163,719

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to July 31, 2012

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	-	30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	6,525	48,975	-	(32,125)	23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	6,525	48,975	-	(65,730)	(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	6,525	48,975	-	(83,654)	(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	6,525	48,975	-	(55,210)	290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	-	1,358,800

Net income (loss)	-	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	61,508	1,373,125	-	(2,071,920)	(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	-	6,118,170

Stock based compensation from issuance of stock options	-	-	531,250	-	-	531,250

Net (loss)	-	-	-	-	(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	76,976	11,092,214	-	(11,507,707)	(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-	-

Stock based compensation from issuance of stock options	-	-	1,027,501	-	-	1,027,501
Stock based compensation from issuance of stock warrants	-	-	161,700	-	-	161,700

Net (loss)	-	-	-	-	(12,421,188)	(12,421,188)

Balance at July 31, 2012	126,083,416	126,083	23,184,094	-	(23,928,895)	(618,718)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
( a Development Stage Enterprise)

Statements of Cash Flows
For the years ended July 31, 2012 and 2011 and the period
From inception (June 21, 2005) to July 31, 2012

	For the		From Inception
	Years Ended		(June 21, 2005)
	July 31,		to July 31,
	2012	2011	2012

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(12,421,188)	$(9,435,787)	$(23,928,895)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	1,373	1,016	2,897
Issuance of common stock for services	10,048,857	6,118,170	17,525,827
Stock based compensation from issuance of options	1,027,501	531,250	1,558,751
Stock based compensation from issuance of warrants	161,700		161,700
Accreted interest on debt discounts	57,392		57,392
Change in derivative	24,093	-	24,093
Changes in assets and liabilities:
(Decrease) in accounts payable	(48,639)	(99,772)	55,497
Increase (decrease) in accrued salaries and wages	52,173	(70,790)	56,300
Net cash provided from (used by) operating activities	(1,096,738)	(2,955,913)	(4,486,438)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	-	192,000	572,587
Borrowings on convertible notes payable	434,000	-	434,000
Payments to related party for note payable	(171,557)	(264,618)	(436,175)
Issuance of common stock for cash	802,929	3,078,020	3,936,449
Net cash provided from (used by) financing activities	1,065,372	3,005,402	4,506,861

Net increase (decrease) in cash and cash equivalents	(31,366)	49,489	20,423
Cash and cash equivalents, beginning of period	51,789	2,300	-
Cash and cash equivalents, end of period	$20,423	$51,789	$20,423

Supplemental disclosure
Interest paid during the period	$6,726	$-	$6,726
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$100,000	$-	$100,000
Debt discounts attributable to derivative valuation	$167,699	$-	$167,699

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At July 31, 2012 and 2011 respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of July 31, 2012 and 2011, the deferred tax asset related to the Company's net operating loss (NOL) carry-forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

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

The Company’s former Chief Executive Officer and now its Chief Financial Officer has advanced funds to the Company for working capital needs in the amount of $126,412 and $307,969 as of July 31, 2012 and 2011, respectively.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

The aforementioned officer has pledged his support to fund temporary cash requirements for continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of its officers and controlling shareholders while the Company is in its development stage.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2012	July 31, 2011

Income tax expense at statutory rate	$(4,618,199)	$(3,597,082)

Valuation allowance	4,618,199	3,597,082

Income tax expense per books	$-	$-

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

4.  Income Taxes (Cont.)

Net deferred tax assets consist of the following components as of:

	July 31, 2012	July 31, 2011

Net Operating Loss Carryover	$(9,106,205)	$(4,405,131)

Valuation allowance	9,106,205	4,405,131

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $23,346,243 as of July 31, 2012 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry-forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At July 31, 2012 and 2011, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at July 31, 2012 and 2011.

5.  Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its common stock.  The company recorded the patents at $20,333, which approximated the fair market value.  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

6.  Convertible Notes Payable

The Company issued $100,000 in Convertible Notes Payable during October, 2011. These notes accrue interest at 12.0% and are due April 6 ($50,000), and April 12, 2012 ($50,000), respectively.  On February 3, 2012, both parties agreed to a change in the conversion feature.  It was agreed that the notes can only be converted into the Company’s Common Stock on or after the note maturity date. Further, it was agreed that the Company, at its’ discretion, may prepay these notes by paying the outstanding principal plus accrued interest, multiplied by 130%.  These notes together with the accrued interest were converted into  3,332,843 additional shares during May , 2012.

The Company issued $25,000 in a Convertible Note Payable during February, 2012. This note accrues interest at 12.0% and is due July 30, 2012.  This note together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 50% discount of the low traded price of the Company’s Common Stock for the previous ten trading days. If these shares were converted into the Common Stock at July 31, 2012 it would represent an additional 353,357 Shares .

The Company issued $50,000 in Convertible Notes Payable during May, 2012. These notes accrue interest at 12.0% and are due November 19 ($25,000), and November 29, 2012 ($25,000), respectively.  These notes together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 50% discount of the average of the three lowest trading prices during the last ten trading days.  If these shares were converted into the Common Stock at July 31, 2012 it would represent an additional 706,714 Shares .

The Company issued $56,000 in a Convertible Note Payable during May, 2012. This note accrues interest at 10.0% and is due December 15, 2012.  This note together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 30% discount of the low traded price of the Company’s Common Stock for the previous twenty trading days. If these shares were converted into the Common Stock at July 31, 2012 it would represent an additional 606,061 Shares .

The Company issued $55,000 in a Convertible Note Payable during June, 2012, including $5,000 of original issue discount. This note does not accrue interest during the first 90 days. However, if the note is unpaid 90 days then a one-time interest charge of 5.0% will be applied to the loan due June 26, 2013.  This note together with the accrued interest may converted into the Company’s Common Stock at a price representing 65% of the lowest trade price on the previous 25 trading days to the conversion. If these shares were converted into the Common Stock at July 31, 2012 it would represent an additional 582,751 Shares .

The Company issued $168,000 in a Convertible Note Payable during July, 2012. This note accrues interest at 8%  and is due January 26, 2013. This note together with the accrued interest may be converted into the Company’s Common Stock only after 180 days at a conversion price of $0.16 per share. If these shares were converted into the Common Stock at July 31, 2012 it would represent an additional 1,050,000 shares.

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

6.  Convertible Notes Payable (Cont.)

In summary, the following debt is outstanding and consists of:

Convertible note, dated February 2012, maturing August 2012, 12% interest rate, deferred financing cost of $2,500, debt discount of $25,000 fully amortized to interest, convertible at 50% discount to market	$25,000
Convertible note, dated May 19, 2012, maturing November 19, 2012, 12% interest rate, debt discount of $25,000 amortized to interest, unamortized $15,082, convertible at 50% discount to market	25,000
Convertible note, dated May 30, 2012, maturing December 15, 2012, 12% interest rate, debt discount of $25,000 amortized to interest, unamortized $16,440, convertible at 50% discount to market	25,000
Convertible note, dated May 19, 2012, maturing November 19, 2012, 10% interest rate, deferred financing cost of $6,000 ratably charged to interest, unamortized $4,131, debt discount of $39,907 amortized to interest, unamortized $27,474, convertible at 30% discount to market	56,000
Convertible note, dated June 27, 2012, maturing June 27, 2013, 5% interest rate, deferred financing cost of $5,000 ratably charged to interest, unamortized $4,534, debt discount of $52,792 amortized to interest, unamortized $47,874, convertible at 35% discount to market	55,000
Convertible note, dated July 26, 2012, maturing January 26, 2013, 8% interest rate, deferred financing cost of $15,000 ratably charged to interest, unamortized $4,131, convertible at $.16 per share.	168,000
$354,000
Deferred loan costs	(23,257)
Debt discounts	(106,870)
Total Debt	$223,873
Less: long-term portion	-
Current portion of debt	$223,873

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated  the conversion feature and account for it as a separate derivative liability. The Company has recognized a derivative liability in the amount of $181,094, of which $167,699 was recognized as a beneficial conversion debt discount, which is being amortized over the life of the loan to interest expense.  A charge to the statement of operations was made to provide for the remaining portion of the recognized derivative liability at origination.  The Company has re-measured the derivative at year end, resulting in a liability of $191,792 as of July 31, 2012.  The corresponding change in derivatives, from origination to period end resulted in a change and recognition of expenses in the amount of $24,093 for the year ended July 31, 2012.

The derivative valuation was calculated using the Black-Scholes Model for the conversion feature.   Assumptions to the calculation were as follows:

Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	.08%
Expected lives (years)	0.592
Expected price volatility	160.34%
Forfeiture Rate	0.00%

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At July 31, 2012 and July 31, 2011 there were 126,083,416 and 76,976,333 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity (Cont.)

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity (Cont.)

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity (Cont.)

On December 15, 2011 the Company issued 2,500,000 shares as compensation to an officer, valued at market, in the amount of $700,000.

On March 28, 2012, the Company issued 75,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $7,125.

On March 28, 2012, the Company issued 3,500,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $332,500.

On April 5, 2012, the Company issued 6,520,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $652,000.

On April 13, 2012, the Company issued 170,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $15,980.

On April 17, 2012, the Company issued 1,234,568 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $49,383.

On May 5, 2012, the Company issued 728,863 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $102,469.

On June 28, 2012, the Company issued 945,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $111,699.

On July 24, 2012, the Company issued 1,200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $186,000.

On July 30, 2012, the Company issued 2,107,237 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $316,086.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the years, July 31, 2012 and 2011 was $822,499 and $531,250, respectively.

On December 15, 2010, the Company granted two of its’ officers options to purchase 7,500,000 shares of its’ common stock at $0.60 per share.  Also, on December 15, 2010, the Company granted its’ Chief Executive Officer options to purchase 1,000,000 shares at a price of $1.20 per share. These options expire December 15, 2013.  The Company’s stock price closed at $0.30 on the date these options were granted.  The Company is recognizing the expense over the vesting period.  The total fair value of the compensation was computed to be $2,550,000, of which $920,834 has been recognized as compensation expense for the year ended July 31,2012.

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity (Cont.)

At July 31, 2012, the total stock-based compensation cost which has not been recognized is $1,441,667.  These remaining costs are expected to be recognized over the next 16 1/2 months.

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

On January 30, 2012, the Company granted all of its’ executive officers options to purchase 8,000,000 shares of its’ common stock at $0.08 per share.  These options expire in three years on January 29, 2015.  The Company’s stock price closed at $0.057 on the date these options were granted.  The Company has valued these options using appropriate valuation methods which resulted in a fair market value of $640,000, of which $106,667 has been recognized for the year ended July 31, 2012.

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

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity (Cont.)

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

On November 1, 2011, The Company issued 5,300,000 warrants to purchase its’ common stock at $0.50 per share pursuant to an exclusive marketing agreement with AMF Group. This Company guaranteed sales in Central and South America and India in the amount of $23.4 to $27 Million upon approval. These warrants expire in five years, on October 31, 2016.  Warrants were valued using the Black Scholes model, resulting in valuation of $1,071,000, of which $142,800 has been recognized in the current year.

On March 14, 2012, the Company issued 8,400,000 warrants with an exercise price of $0.50 to AMF Group pursuant to an exclusive marketing agreement for Central and South America and India dated November 1, 2011.  These warrants expire March 14, 2017. .  Warrants were valued using the Black Scholes model, resulting in valuation of $378,000, of which $18,900 has been recognized in the current year.

On March 28, 2012, the Company issued 1,500,000 warrants to purchase its’ common stock at $0.20 per share.  These warrants expire on March 28, 2017.

On April 5, 2012, the Company issued 20,000 warrants to purchase its’ common stock at $0.50 per share.  These warrants expire on April 5, 2017.

On May 3, 2012, the Company issued 428,572 warrants to purchase its’ common stock at $0.14 per share.  These warrants expire on May 3, 2017.

Lightlake Therapeutics, Inc.
 (a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2012 and 2011
and from inception (June 21, 2005 ) to July 31, 2012

7.  Stockholders’ Equity (Cont.)

The following is a summary of outstanding warrants and options:

			Weighted Average
	Options and Warrants		Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, July 31, 2010	16,936,667	16,936,667	$(0.452)	$0.600	1.5 years
Granted	19,496,667	19,496,667	$0.004	$0.144	3.1 years
Exercised	-	-
Forfeited / expired	-	-
Options, July 31, 2011	36,433,334	36,433,334
Granted	24,658,572	24,658,572	$0.060	$0.088	4.3 years
Exercised	-	-
Forfeited / expired	-	-
Options, July 31, 2012	61,091,906	61,091,906

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

9.  Subsequent Events

None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Lightlake Therapeutics Inc., whose one year terms will expire on 07/01/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires
Seijin Ki 86 Gloucester Place London	42	CFO, Secretary Treasurer	7/31/09	7/01/13
Dr. Roger Crystal 86 Gloucester Place, London, England	35	CEO, Director	9/23/09	7/01/13
Dr. Michael Sinclair 86 Gloucester Place, London, England	68	Chairman	11/29/10	7/01/13
Kevin A Pollack 86 Gloucester Place, London, England		Director	04/17/12	04/17/13

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

RESUMES

DR. ROGER CRYSTAL, 35, has been Lightlake’s Chief Executive Officer since September 23, 2009.  He has an extensive background in healthcare, having worked as a surgeon in London’s leading hospitals, before transitioning into business.  He has experience working in strategy healthcare consulting, serving across several functions in the UK National Health Service and with global pharmaceutical clients.  In addition to his medical degree, he was awarded membership of The Royal College of Surgeons of England and holds an MBA from London Business School, where he gained M&A experience at Goldman Sachs.

SEIJIN KI, 42 has been the director and officer of this company since July 31, 2009.  Mr. Ki has been an entrepreneur for most of his professional career.  He has founded many companies ranging from a motion picture production company to a corporate consulting company.  Mr. Ki attended the University of Western Ontario where he attained his Bachelor of Arts.

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

KEVIN A POLLACK, is a Managing Director at Paragon Capital, an investment firm based in New York City, and also the President of Short Hills Capital LLC, a FINRA broker-dealer based in New York City. He previously specialized in corporate finance and mergers and acquisitions at Banc of America Securities, and he also practiced corporate, securities and mergers and acquisitions law at Sidley Austin (formerly Brown & Wood), a global law firm. Mr. Pollack graduated magna cum laude from The Wharton School of the University of Pennsylvania and holds J.D. and M.B.A. degrees from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, only one officer and two directors, we believe a code of ethics would have limited utility.  We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11.  EXECUTIVE COMPENSATION

Our CEO, Dr. Roger Crystal, receives an annual salary of $75,000 and owns 500,000 shares of the Company’s common stock.  Our CFO, Seijin Ki, receives an annual salary of $45,000 and is the beneficial owner of 5,000,000 shares of the company’s common stock.  Our Chairman Dr. Michael Sinclair receives an annual salary of $45,000.

The current Board of Directors is comprised of four members: Dr. Roger Crystal, Mr. Kevin A Pollack, Mr. Seijin Ki and Dr. Michael Sinclair.

Summary Compensation Table

Other Name & Principal Position	Year	Salary($)	Bonus($)	Annual Compensation($)	Restricted Stock Award(s)($)	Options SARs(#)	LTIP Payouts($)	All Other Compensation($)

Dr. Roger Crystal CEO	2012	75,000	-0-	75,000	-0-	-5,500,000	-0-	-0-
Seijin Ki, CFO	2012	45,000	-0-	45,000	-0-	2,000,000-	-0-	-0-
Dr. Michael Sinclair Chairman	2012	45,000	-0-	45,000	-0-	5,000,000		-0-
Kevin A Pollack	2012	-0-	-0-	-0-	-0-	250,000		-0-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lightlake Therapeutics Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of	No. of		Percentage
Beneficial Owner	Shares		of Ownership:
Seijin Ki	5,000,000	*	4%
Dr. Roger Crystal	500,0000		0.4%
Dr. Michael Sinclair	1,072,000		0.8%

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were $8,000, for audit-related services were $5,000, for tax services were $nil and for other services were $nil during the year ended July 31, 2012.

The total fees charged to the company for audit services were $8,000, for audit-related services were $5,000, for tax services were $nil and for other services were $1,500 during the year ended July 31, 2011.

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

/s/ Seijin Ki	October 29, 2012
Seijin Ki, Chief Financial Officer	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 29, 2012.

By:	/s/Dr.Roger Crystal	Director & Chief Executive Officer
Dr. Roger Crystal

By:	/s/ Seijin Ki	Chief Financial Officer
Seijin Ki