Form 10-K/A
period 2012-07-31
Lightlake Therapeutics Inc.
filed 2012-11-01
CIK 1385508

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended July 31, 2012 of Lightlake Therapeutics Inc. (the “Company”) filed with the Securities and Exchange Commission on October 29, 2012 (the “Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

	Exhibit Number	Description

**	3(i)	Articles of Incorporation
*	3(ii)	Bylaws
**	10.4	Pelikin Agreement
**	10.5	Sinclair Agreement
**	10.6	US Patent Application
**	10.7	European Patent
**	31.1	CEO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
**	31.2	CFO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
**	32.1	CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
**	32.2	CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
***	101.INS	XBRL Instance Document **
***	101.SCH	XBRL Taxonomy Extension Schema Document **
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*   Incorporated by reference to our SB-2 Registration Statement filed on 1/11/07
**  Previously Filed
*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Seijin Ki	November 1, 2012
Seijin Ki, Chief Financial Officer	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 1, 2012.

By:	/s/Dr.Roger Crystal	Director & Chief Executive Officer
Dr. Roger Crystal

By:	/s/ Seijin Ki	Chief Financial Officer
Seijin Ki