Form 10-Q
period 2012-10-31
Lightlake Therapeutics Inc.
filed 2012-12-20
CIK 1385508

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 130,607,659 shares of Common Stock outstanding as of October 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Balance Sheets
As of

	October 31,	July 31,
	Unaudited	Audited
	2012	2012
Assets
Current assets
Cash and cash equivalents	$2,176	$20,423
Total current assets	2,176	20,423

Other assets
Patents and patent applications (net of accumulated amortizaton)	24,210	24,553

Total assets	$26,386	$44,976

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$58,769	$55,497
Accrued salaries and wages	48,800	56,300
Due to related party	136,412	136,412
Convertible notes payable, net of debt discounts	323,019	223,693
Derivative liability	298,463	191,792
Total liabilities	865,463	663,694

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 130,607,659 shares issued and outstanding at October 31, 2012 and 126,083,416 shares issued and outstanding at July 31, 2012	130,608	126,083
Additional paid-in capital	24,055,183	23,184,094
Accumulated deficit during the development stage	(25,024,868)	(23,928,895)
Total stockholders' equity (deficit)	(839,077)	(618,718)
Total liabilities and stockholders' equity(deficit)	$26,386	$44,976

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)

Statements of Operations
For the three months ended, October 31 2012 and 2011 and the period
From inception (June 21, 2005) to October 31, 2012

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	Unaudited	Unaudited	Unaudited
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
General and administrative	922,575	4,406,596	24,263,967
Research and development	49,129	300,000	555,298
Mineral interests	-	-	39,015
Total operating expenses	971,704	4,706,596	24,858,280

Income (loss) from operations	(971,704)	(4,706,596)	(24,858,280)

Other income (expense)
Interest expense	(145,421)	(13,504)	(206,810)
Change in derivative	21,152		(2,941)
Debt forgiveness	-	-	43,163
Total other income (expense)	(124,269)	(13,504)	(166,588)

Income (loss) before provision for income taxes	(1,095,973)	(4,720,100)	(25,024,868)

Provision for income taxes	-	-	-

Net income (loss)	$(1,095,973)	$(4,720,100)	$(25,024,868)

Basic loss per common share:
Earnings (loss) per common share	$(0.01)	$(0.06)
Basic weighted average common shares outstanding	128,120,714	84,931,007

Fully diluted per common share:
Earnings (loss) per common share	$(0.01)	$(0.04)
Fully diluted weighted average common shares outstanding	167,491,498	106,882,298

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005)
to July 31, 2012

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	-	30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$-	$(32,125)	$23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	-	$(65,730)	$(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	-	$(83,654)	$(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	-	1,358,800

Net income (loss)	-	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	-	6,118,170

Stock based compensation from issuance of stock options	-	-	531,250	-	-	531,250

Net (loss)	-	-	-	-	(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	-	$(11,507,707)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-	-

Stock based compensation from issuance of stock options	-	-	1,027,501	-	-	1,027,501
Stock based compensation from issuance of stock warrants	-	-	161,700	-	-	161,700

Net (loss)	-	-	-	-	(12,421,188)	(12,421,188)

Balance at July 31, 2012	126,083,416	$126,083	$23,184,094	-	$(23,928,895)	$(618,718)

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	-	13,500

Stock issued for services	4,069,636	4,070	542,211	-	-	546,281

Conversion of Convertible Notes Payable to Common Stock	354,607	355	49,645	-	-	50,000

Stock based compensation from issuance of stock options	-	-	265,833	-	-	265,833

Net (loss)	-	-	-	-	(1,095,973)	(1,095,973)

Balance at October 31, 2012	130,607,659	$130,608	$24,055,183	-	$(25,024,868)	$(839,077)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Cash Flows
For the three months ended October 31, 2012 and 2011 and the period
From inception (June 21, 2005) to October 31, 2012

		For the	From Inception
		Three Months Ended	(June 21, 2005)
		October 31,	to October 31,
	Unaudited	Unaudited	Unaudited
	2012	2011	2012

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,095,973)	$(4,720,100)	$(25,024,868)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	343	254	3,240
Issuance of common stock for services	546,821	4,049,400	18,072,648
Stock based compensation from issuance of options	265,833	212,500	1,824,584
Stock based compensation from issuance of warrants	-	-	161,700
Accreted interest on debt discounts	102,609	-	160,001
Change in derivative	(21,152)	-	2,941

Changes in assets and liabilities:
Increase (Decrease) in accounts payable	3,272	(77,500)	58,769
Increase (Decrease) in accrued salaries and wages	(7,500)	12,521	48,800
Net cash provided from (used by) operating activities	(205,747)	(522,925)	(4,692,185)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related party	-	-	572,587
Borrowings on convertible notes payable	187,500	100,000	621,500
Payments to related party for note payable	-	(168,779)	(436,175)
Issuance of common stock for cash	-	552,500	3,936,449
Net cash provided from (used by) financing activities	187,500	483,721	4,694,361

Net increase (decrease) in cash and cash equivalents	(18,247)	(39,204)	2,176
Cash and cash equivalents, beginning of period	20,423	51,789	-
Cash and cash equivalents, end of period	$2,176	$12,585	$2,176

Supplemental disclosure
Interest paid during the period	$6,726	$13,504	$6,726
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$25,000	$-	$25,000
Debt discounts attributable to derivative valuation	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

1. Organization, Description of Business, and Basis of Accounting

Business Organization
Lightlake Therapeutics Inc. (formerly known as Madrona Ventures, Inc.) (the “Company”) was originally incorporated in the State of Nevada on June 21, 2005.  On September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31. The Company is currently in the development stage and to date its activities have been limited to capital formation.  The Company is currently in the development stage and has limited assets and no revenue. In accordance with the FASB ASC 915, it is considered a Development Stage Company.

Basis of Presentation
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended October 31, 2012 and 2011; (b) the financial position at October 31, 2012; and (c) cash flows for the three month periods ended October 31, 2012 and 2011, have been made.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

Dilutive earnings per share have not been disclosed, as the result of the net loss would be anti-dilutive.  Potentially dilutive common stock equivalents  are approximately 41,387,000, consisting of 37,475,000 options and warrants and 3,912,000 from convertible notes payable.

Dividends
The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Research and Development Costs
The Company expenses all research and development costs as incurred for which there is no alternative future use.  These costs also include the expensing of employee compensation and employee stock based compensation.

Stock Based Compensation
In December 2004, the FASB issued Accounting Standards Codification (ASC) No. 718, Accounting for Stock Options and Other Stock Based Compensation.  Under FASB ASC 718, companies are required to measure the compensation costs of share based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.  Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes.  At October 31, 2012 and July 31, 2012 respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.   Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of October 31, 2012 and July 31, 2012, the deferred tax asset related to the Company's net operating loss (NOL) carry-forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

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

The Company’s former Chief Executive Officer and former Chief Financial Officer advanced funds to the Company for working capital needs in the amount of $136,412 as of October 31, and July 31, 2012, respectively.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

The aforementioned former officer has pledged his support to fund temporary cash requirements for continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of its officers and controlling shareholders while the Company is in its development stage.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	October 31, 2012	October 31, 2011

Income tax expense at statutory rate	$(427,429)	$(3,597,082)
Valuation allowance	427,429	3,597,082
Income tax expense per books	$-	$-

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

4.  Income Taxes (Cont.)

Net deferred tax assets consist of the following components as of:

	October 31, 2012	October 31, 2011

Net Operating Loss Carryover	$(9,759,699)	$(4,405,131)

Valuation allowance	9,759,699	4,405,131
Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $25,024,868 as of October 31, 2012 which begins to expire in 2026.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry-forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At October 31, 2012 and July 31, 2012, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.  The Company had no uncertain tax positions at October 31, and July 31, 2012.

5.  Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and US Patent Application 11/031,534 through the issuance of 20,333,000 of its common stock.  The Company recorded the patents at $20,333, which approximated the fair market value.  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

6.  Convertible Notes Payable

The Company issued $25,000 in a Convertible Note Payable on August 1, 2012.  This note accrues interest at 10.0% and is due March 2, 2013.  This note together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 50% discount of the average of the three lowest trading prices during the last ten trading days.  If these shares were converted into the Common Stock at October 31, 2012 it would represent an additional 192,309 shares.

The Company issued $75,000 in a Convertible Note Payable on September 19, 2012.  This note accrues interest at 6.0% and is due September 19, 2013.  This note together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 30% discount on any of the five trading days preceding the date of the conversion.  If these shares were converted into the Common Stock at October 31, 2012 it would represent an additional 576,923 shares.

The Company issued $37,500 in a Convertible Note Payable on September 25, 2012.  This note accrues interest at 10.0% and is due April 26, 2013.  This note together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 30% discount of the average of the three lowest trading prices during the last ten trading days.  If these shares were converted into the Common Stock at October 31, 2012 it would represent an additional 384,615 shares .

The Company issued $50,000 in a Convertible Note Payable on October 5, 2012, This note accrues interest at 10.0% and is due May 6, 2013.  This note together with the accrued interest may be converted into the Company’s Common Stock at a variable conversion price of 50% discount of the low traded price of the Company’s Common Stock for the previous ten trading days.  If these shares were converted into the Common Stock at October 31, 2012 it would represent an additional 346,154 shares.

In summary, the following debt is outstanding and consists of:

Convertible note, dated May 19, 2012, maturing November 19, 2012, 12% interest rate, debt discount of $25,000 amortized to interest, unamortized $2,581, convertible at 50% discount to market	25,000
Convertible note, dated May 30, 2012, maturing December 15, 2012, 12% interest rate, debt discount of $25,000 amortized to interest, unamortized $5,400, convertible at 50% discount to market	25,000
Convertible note, dated May 19, 2012, maturing November 19, 2012, 10% interest rate, deferred financing cost of $6,000 ratably charged to interest, unamortized $707, debt discount of $39,907 amortized to interest, unamortized $4,702, convertible at 30% discount to market	56,000
Convertible note, dated June 27, 2012, maturing June 27, 2013, 5% interest rate, deferred financing cost of $5,000 ratably charged to interest, unamortized $3,273, debt discount of $52,792 amortized to interest, unamortized $34,568, convertible at 35% discount to market	55,000
Convertible note, dated July 26, 2012, maturing January 26, 2013, 8% interest rate, deferred financing cost of $15,000 ratably charged to interest, unamortized $7,249, convertible at $.16 per share.	168,000
Convertible note, dated August 1, 2012, maturing March 2, 2013, 10% interest rate, deferred financing cost of $2,500 ratably charged to interest, unamortized $1,250, debt discount of $25,000 amortized to interest, unamortized $12,500, convertible at 50% discount to market	25,000
Convertible note, dated September 19, 2012, maturing September 19, 2013, 8% interest rate, deferred financing cost of $12,250 ratably charged to interest, unamortized $4,203, debt discount of $75,000 amortized to interest, unamortized $66,369, convertible at 30% discount to market	75,000
Convertible note, dated September 25, 2012, maturing April 26, 2013, 10% interest rate, deferred financing cost of $3,750 ratably charged to interest, unamortized $3,600, convertible at 30% discount to market	37,500
Convertible note, dated October 5, 2012, maturing May 6, 2013, 10% interest rate, deferred financing cost of $4,000 ratably charged to interest, unamortized $3,278, convertible at 50% discount to market	50,000
Total Debt Outstanding	516,500
Deferred loan costs	(25,708)
Debt discounts	(167,773)
Total Debt	$323,019
Less: long-term portion	-
Current portion of debt	$323,019

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

6.  Convertible Notes Payable (Cont.)

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated  the conversion feature and account for it as a separate derivative liability. The Company has recognized a beneficial conversion resulting from the contract, which was recorded as a debt discount and is being amortized over the life of the loan to interest expense.  A charge to the statement of operations was made to provide for the remaining portion of the recognized derivative liability at origination.  The Company has re-measured the derivative at the period end, resulting in a derivative liability in the amount of $298,463 as of October 31, 2012.  The corresponding change in derivatives, from origination to period end resulted in a change and recognition of expenses (income) in the amount of $(21,152) and 2,941 for the three months and inception through the period ended October 31, 2012, respectively.

The derivative valuation was calculated using the Black-Scholes Model for the conversion feature.   Assumptions to the calculation were as follows:

Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	.08%
Expected lives (years)	0.563
Expected price volatility	161.0%
Forfeiture Rate	0.00%

7.    Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At October 31, and July 31, 2012 there were 130,607,659 and 126,083,416 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

On October 13, 2010, the Company issued 80,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $12,000.

On November 17, 2010, the Company sold 1,020,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $71,400. The shares issued in this transaction were valued at $326,400.

On December 1, 2010, the Company issued 1,000,000 shares to one its key officers as share based compensation.  The shares issued in this transaction were valued at market and amounted to $320,000.

On December 15, 2010, the Company sold 800,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $40,000. The shares issued in this transaction were valued at $240,000.

On December 22, 2010, the Company issued 400,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $128,000.

On January 4, 2011, the Company sold 80,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $5,600. The shares issued in this transaction were valued at $25,600.

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

On March 9, 2011, the Company sold 920,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $322,000. The shares issued in this transaction were valued at $552,000.

On March 17, 2011, the Company sold 620,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $303,800. The shares issued in this transaction were valued at $458,800.

On March 25, 2011, the Company issued 250,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $197,500.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

On March 25, 2011, the Company sold 140,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $75,600. The shares issued in this transaction were valued at $110,600.

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

On April 7, 2011, the Company sold 340,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $85,000. The shares issued in this transaction were valued at $207,400.

On April 20, 2011, the Company issued 680,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $462,400.

On April 20, 2011, the Company sold 1,680,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $420,000. The shares issued in this transaction were valued at $1,142,4000.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

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

On August 27, 2012, the Company issued 2,000,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $222,000.

On September 18, 2012, the Company issued 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $27,000.

On October 5, 2012, the Company issued 1,069,636 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $173,281.

On October 23, 2012, the Company issued 800,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $124,000.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the years, October 31, 2012 and 2011 was $265,833 and $531,250, respectively.

On December 15, 2010, the Company granted two of its officers options to purchase 7,500,000 shares of its common stock at $0.60 per share.  Also, on December 15, 2010, the Company granted its Chief Executive Officer options to purchase 1,000,000 shares at a price of $1.20 per share. These options expire December 15, 2013.  The Company’s stock price closed at $0.30 on the date these options were granted.  The Company is recognizing the expense over the vesting period.  The total fair value of the compensation was computed to be $2,550,000, of which $265,833 has been recognized as compensation expense for the three months ended October 31,2012.

At October 31, 2012, the total stock based compensation cost which has not been recognized is $1,441,667.  These remaining costs are expected to be recognized over the next 13 1/2 months.

On July 21, 2011, the Company issued 100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $72,300.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

On July 5, 2011, the Company issued 72,000 shares to its Chief Executive Officer.  The shares issued in this transaction were valued at market and amounted to $51,120.

On December 15, 2011, the Company issued 2,500,000 shares to its Chief Executive Officer.  The shares issued in this transaction were valued at market and amounted to $700,000.

On January 30, 2012, the Company granted all of its executive officers options to purchase 8,000,000 shares of its common stock at $0.08 per share.  These options expire in three years on January 29, 2015.  The Company’s stock price closed at $0.057 on the date these options were granted.  The Company has valued these options using appropriate valuation methods which resulted in a fair market value of $640,000, of which $106,667 has been recognized for the year ended October 31, 2012.

Warrants

On December 16, 2011 the Company acquired US Patent No. 5,587,381, for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and they expire in  five years.

On December 15, 2010, the Company issued 1,900,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on December 15, 2015.

On March 15, 2011, the Company issued 920,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on March 1, 2016.

On March 15, 2011, the Company issued 1,760,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on March 15, 2016.

On April 25, 2011, the Company issued 280,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on April 25, 2016.

On May 6, 2011, the Company issued 200,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on May 6, 2016.

On July 8, 2011, the Company issued 40,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on July 8, 2016.

On July 21, 2011, the Company issued 100,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on July 21, 2016.

On August 5, 2011, the Company issued 300,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on August 5, 2016.

On August 22, 2011, the Company issued 50,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on August 22, 2016.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

On September 6, 2011, the Company issued 60,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on September 6, 2016.

On September 21, 2011, the Company issued 200,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on September 21, 2016.

On September 27, 2011, the Company issued 200,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on September 27, 2016.

On October 6, 2011, the Company issued 200,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on October 6, 2016.

On November 1, 2011, The Company issued 5,300,000 warrants to purchase its common stock at $0.50 per share pursuant to an exclusive marketing agreement with AMF Group. This Company  guaranteed sales in Central and South America and India in the amount of $23.4 to $27 Million upon approval. These warrants expire in five years, on October 31, 2016.  Warrants were valued using the Black Scholes model, resulting in valuation of $1,071,000, of which $142,800 has been recognized in the current year.

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

On March 28, 2012, the Company issued 1,500,000 warrants to purchase its common stock at $0.20 per share.  These warrants expire on March 28, 2017.

On April 5, 2012, the Company issued 20,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on April 5, 2017.

On May 3, 2012, the Company issued 428,572 warrants to purchase its common stock at $0.14 per share.  These warrants expire on May 3, 2017.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three months ended, October 31, 2012 and 2011
and from inception (June 21, 2005) to October 31, 2012

7.  Stockholders’ Equity (Cont.)

The following is a summary of outstanding warrants and options:

			Weighted Average
	Options and Warrants		Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, July31, 2010	16,936,667	16,936,667	$(0.452)	$0.600	1.5 years
Granted	19,496,667	19,496,667	$0.004	$0.144	3.1 years
Exercised	-	-
Forfeited / expired	-	-
Options, July 31, 2011	36,433,334	36,433,334
Granted	24,658,572	24,658,572	$0.060	$0.088	4.3 years
Exercised	-	-
Forfeited / expired	-	-
Options, July 31, 2012	61,091,906	61,091,906

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

9.  Subsequent Event

On November 26, 2012, the Company appointed Kevin A. Pollack, a board member of the Company, as Chief Financial Officer (CFO) of the Company.

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

DESCRIPTION OF BUSINESS

Lightlake Therapeutics Inc. (“Lightlake” or the “Company”) is an early stage biopharmaceutical company using its expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.  Currently we are focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the US today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the US at this time.  For our future endeavors, we have patents that should allow us to widen our product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine, and amphetamine.

In April 2012, Lightlake completed a Phase II clinical trial in Helsinki, Finland, to investigate the use of the opioid antagonist naloxone delivered intra-nasally as a treatment for Binge Eating Disorder.  Our approach was unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which was thought to represent up to 25% of this total patient cohort.  We believed that our approach could deliver successful outcomes in a challenging area that has recently encountered several failures.

The science we are using to develop a treatment for Binge Eating Disorder is derived from the “Sinclair Method,” for the treatment of alcohol dependency, which was developed by Dr. David Sinclair.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency.  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism.

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

We consider naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge.  Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone however works to selectively remove only unhealthy eating responses.  Moreover, we believe that our treatment is well-suited for treating Binge Eating Disorder as it is unlikely to be used in a truly chronic manner.  We expect that patients will only administer the treatment when they have the urge to binge eat, and we expect that they will require less of the spray over time as they regain control of their eating habits.

In 2011, Lightlake commenced a randomized double-blind placebo controlled Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  138 patients meeting the criteria for Binge Eating Disorder were randomly selected from over 900 applicants wanting to participate in the trial and 127 patients enrolled in the trial.  While each patient was randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients  participated in an exercise program—a behavior that we believe can be reinforced through this approach.  Some of the patients carried the A118G, which is a genetic variant for the Mu Opioid receptor, and we planned to determine whether their response to treatment differed.  Lightlake contracted the Phase II trial operations to Lightlake Sinclair of Helsinki, Finland.

On August 8, 2012, Lightlake announced the final data from the Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  Results from this study have been very encouraging, whereby patients receiving naloxone demonstrated a significant reduction over placebo in reducing bingeing.  In addition, the patients receiving the naloxone nasal spray lost weight in the second half of the study and it would appear that patients with the highest BMI tended to reduce their bingeing the most.

We now aim to collaborate with other parties to progress our drug development program for Binge Eating Disorder.  We have identified suitable centers in the US and have plans for Imperial College London, United Kingdom, to be a major site for the EU.  We currently have agreements to collaborate with Celesio AG and Lloyds Pharmacy, and we plan to pursue relationships to provide funding and strategic relationships that would help us reach key milestones.   We aim to broaden our product pipeline, and anticipate commencing further trials based on our existing as well as potential patents that relate to the use of opioid antagonists.  In particular, we are looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at Kings College London as we are confident that we can apply the same science to develop a solution for this condition.

PLAN OF OPERATION

The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its’ name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31 and is a Development Stage Company.  Lightlake is an early stage biopharmaceutical company, currently developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder. Our strategy is to develop treatments to addictions and related disorders based on our expertise using opioid antagonists.

During the first quarter ended October 31, 2012, Lightlake carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534 , that were acquired on August 24, 2009 from Dr. David Sinclair.  The Company was informed on October 15, 2010, that the US Patent application was approved. The Company has successfully commenced and completed a Phase II Binge Eating Disorder trial. The Company has also planned to widen its pipeline through collaboration with Professor Strang, King’s College London, to develop a treatment for overdose and  develop a treatment for premenstrual syndrome overeating using our patented technology

In November 2009, Lightlake’s clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for the Phase II clinical trials of the opioid antagonist-based nasal spray treatment for Binge Eating Disorder.  From the approximately 900 people who contacted Lightlake wanting to participate in these trials, 298 of these applicants had gene samples analyzed and 138 subjects were subsequently selected.  Of these, 127 entered the trial.

On May 6, 2010, Lightlake was granted ethical approval for the Phase II trials.  A preliminary meeting with the FIMEA Regulatory Authority was held on May 7, 2010 and their requirements for approval were obtained.  Moreover, these trials are being supervised under the direction of trial coordinator Professor Hannu Eero Rafael Alho, Professor of Addiction Medicine at the University of Helsinki.  Crown CRO, a Finnish research organization, provided the external validation for the Phase II trial.

On November 29, 2010, Lightlake announced Dr. Michael Sinclair, a seasoned healthcare executive, as Lightlake’s new Executive Chairman.  His experience and capability in the healthcare industry is invaluable for Lightlake.

On December 16, 2010, Lightlake announced it had acquired US Patent 5,587,381, entitled: “Method for Terminating Methadone Maintenance through Extinction of the Opiate-taking Responses,” using an opioid antagonist as treatment.  The patent was acquired for 7,116,667 warrants to purchase the Lightlake’s common stock at a price of $0.25 per share.  The issuance date of these warrants was November 29, 2010 and they expire in 5 years.  The potential to expand the product pipeline into this area is important progress for Lightlake as the Company aims to leverage its capabilities into new therapeutic areas in the future.

On December 29, 2010, Lightlake announced that it had appointed Mary K. Pendergast J.D., LL.M., as its advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the US Food and Drug Administration.  Her appointment is a significant addition to the team as her expertise as well as her wealth of knowledge will assist Lightlake in navigating through an increasingly challenging regulatory environment

On October 15, 2010, Lightlake was informed by the Examiner at the US Patent Office that our US Patent Application, 11/031,534, was approved, and that our US patent would be granted.  On March 22, 2011, our Patent was officially issued—the patent number is 7,910,599.

On April 17, 2012, Lightlake appointed Mr. Kevin A. Pollack to its board of directors.  Mr. Pollack is a Managing Director at Paragon Capital, an investment firm based in New York City, and also the President of Short Hills Capital LLC, a FINRA broker-dealer based in New York City.  He previously specialized in corporate finance and mergers and acquisitions at Banc of America Securities, and he also practiced corporate, securities and mergers and acquisitions law at Sidley Austin (formerly Brown & Wood), a global law firm.  Mr. Pollack graduated magna cum laude from The Wharton School of the University of Pennsylvania and holds J.D. and M.B.A. degrees from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

On August 8, 2012, Lightlake announced the final data from the Phase II trial that investigated the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  The randomized, double-blind, placebo-controlled trial was conducted between August 2011 and March 2012 in Helsinki, Finland,  Binge Eating Disorder is a psychiatric condition that is manifested by recurrent episodes of eating unusually large amounts of food in a short period of time associated with a sense of lack of control over food intake.  Patients receiving the naloxone nasal spray achieved the study's primary endpoint by exhibiting a statistically significant reduction in time spent per week binge eating compared to those patients who received a placebo nasal spray, reducing their bingeing by 125 minutes per week compared to 84 minutes per week for placebo-treated subjects (p=0.024).  The effect of the naloxone nasal spray was especially pronounced when comparing the baseline bingeing with the level of bingeing during the last week of treatment, with the patients receiving naloxone reducing their bingeing by 158 minutes per week compared to 101 minutes per week for placebo-treated subjects (p=0.018) during this period.  For those patients with a BMI>35 (regarded to be severely obese) the results were particularly impressive, with these patients reducing their bingeing by 210.8 minutes per week compared to 83.8 minutes per week for the placebo-treated subjects at the last week of the trial, (p=0.004).  This 75.2% reduction in bingeing was achieved without patients receiving any dietary advice or psychotherapy.  In fact, patients were instructed to continue eating as they would normally.  This contrasts with other treatments that aim to reduce overeating—these require the patient adopt a modified diet.  It also was observed that for those patients taking naloxone, the BMI decreased significantly from week 12 to week 24 (p=0.015) and there was a statistically significant reduction in the percentage of body fat (p=0.004) while the placebo did not have a substantial effect in this regard.  By the end of the study, the naloxone group also showed significant decreases in their reported desire to binge (p<0.001), in their time spent thinking about binge eating (p<0.001), and in their reported level of depression (p=0.043), though these effects were not significantly better than in the placebo group.

On September 24, 2012, Lightlake announced that it had appointed Dr. David Kessler as a strategic advisor.  Dr. Kessler was the US Food and Drug Administration Commissioner under Presidents George H. W. Bush and Bill Clinton, where he directed a number of new programs including the regulation of marketing and sale of tobacco products to children and nutrition labeling for food.  He is a graduate of Amherst College, the University of Chicago Law School, and Harvard Medical School, and has been the dean of the medical schools at Yale and the University of California, San Francisco.  He currently serves on the board of various organizations including the National Center for Addiction and Substance Abuse at Columbia University as well as Drug Strategies, a non-profit research institute that promotes more effective drug abuse prevention, education and treatment.  Dr. Kessler is also the author of "The End of Overeating: Taking Control of the Insatiable American Appetite," which examines how our bodies and minds are changed when we consume foods that contain sugar, fat, and salt.

We anticipate launching Phase II trials to investigate the application of our technology as a treatment for Bulimia Nervosa, and we are seeking funding to facilitate the launch of these trials.  We have made arrangements with Kings College London, UK, to conduct these trials at the institution.  In working with Kings College, which has an internationally renowned eating disorder unit, we believe that we will considerably strengthen our already distinguished research and development team.  Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, would serve as tremendous guides for these Phase II trials.  We also are considering other trials leveraging off of our patent portfolio.

We also are aiming to develop partnerships with leading addiction institutions in an effort to commence an overdose program that will further leverage our expertise using opioid antagonists by applying a novel technique to enhance the current treatment for overdose.

We have not attained profitable operations and are dependent upon obtaining financing.

We anticipate that additional funding will be required in the form of debt financing and/or equity financing from the sale of our common stock.  However, we may not be able to raise sufficient funding to fund our operations.

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

RESULTS OF OPERATIONS

We did not have any revenues during the three month period ending October 31, 2012 and have generated no revenues since inception.  We have incurred operating expenses in the amount of $971,704 and $4,406,596 for the three month period ending October 31, 2012 and 2011, respectively.  The difference in the year over year change was due primarily due to stock based compensation issued during 2011.  Additionally we have incurred expenses in our product development.  We do not anticipate a decrease in our research and development, however, our development process is dependent on our abilities to raise capital.

Our net loss for the three month period ending October 31, 2012 and 2011 and since inception was $1,095,973, $4,720,100 and $25,024,868, respectively.  Included in our net loss were significant recognition of interest expense, derived from the issuance of convertible notes payable.  We have recognized debt discounts and beneficial conversion features to our derivative debt contracts.  It is uncertain whether these notes are to be converted into equity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the clinical trials in Binge Eating Disorder and develop the other parts of our pipeline,  In their report on our audited financial statements as at July 31, 2011, our auditors raised substantial doubt about our ability to continue as a going concern .

SIGNIFICANT ACCOUNTING POLICIES
It is suggested that these financial statements be read in conjunction with our July 31, 2012 audited financial statements and notes thereto, which can be found in our Form 10-K annual filing and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-139915.

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

Lightlake Therapeutics Inc.

Date: December 20, 2012	By:	/s/ Dr. Roger Crystal
Name Dr. Roger Crystal
Title Chief Executive Officer and President

Date: December 20, 2012	By:	/s/ Kevin Pollack
Name Kevin Pollack
Title Chief Financial Officer and Director