Form 10-Q
period 2013-01-31
Lightlake Therapeutics Inc.
filed 2013-03-18
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-139915

LIGHTLAKE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

86 Gloucester, Ground Floor Suite, London, England	W1U 6HP
(Address of principal executive offices	(Zip Code)

44 (0) 203 617 8739
 (Registrant’s telephone number, including area code)

n/a
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer   ☐ (Do not check if a smaller reporting company)     Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 18, 2013, there were 139,458,798 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the
Period Ended January 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Lightlake Theraputics Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Lightlake Therapeutics, Inc.
(Formerly Known as Madrona Ventures, Inc.)
(a Development Stage Enterprise)

Financial Statements

For the Three and Six Months Ended
January 31, 2013 and 2012
and
The Year Ended
July 31, 2012
From Inception (July 21, 2005)
to January 31, 2013

Lightlake Therapeutics, Inc.
( a Development Stage Enterprise)

Balance Sheets
As of

	January 31,	July 31,
	2013	2012
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$151,700	$20,423
Total current assets	151,700	20,423

Other assets
Patents and patent applications (net of accumulated amortizaton of $3,583 at January 31, 2013 and $2,897 at July 31, 2012)	23,867	24,553

Total assets	$175,567	$44,976

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$60,485	$55,497
Accrued salaries and wages	85,471	56,300
Due to related party	470,152	136,412
Convertible notes payable, net of debt discounts	324,023	223,693
Derivative liability	262,811	191,792
Total liabilities	1,202,942	663,694

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 132,761,859 shares issued and outstanding at January 31, 2013 and 126,083,416 shares issued and outstanding at July 31, 2012	132,762	126,083
Additional paid-in capital	24,431,854	23,184,094
Accumulated deficit during the development stage	(25,591,991)	(23,928,895)
Total stockholders' equity (deficit)	(1,027,375)	(618,718)
Total liabilities and stockholders' equity(deficit)	$175,567	$44,976

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
(a Development Stage Enterprise)

Statements of Operations
For the three and six months ended, January 31, 2013 and 2011 and the period
   From inception (June 21, 2005) to January 31, 2013

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		(June 21, 2005)
	January 31,		January 31,		to January 31,
	2013	2012	2013	2012	2013
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	443,892	4,518,045	1,340,455	8,924,641	24,681,847
Research and development	74,550	56,169	123,679	356,169	629,848
Mineral interests	-	-	-	-	39,015
Total operating expenses	518,442	4,574,214	1,464,134	9,280,810	25,350,710

Income (loss) from operations	(518,442)	(4,574,214)	(1,464,134)	(9,280,810)	(25,350,710)

Other income (expense)
Interest expense	(98,548)	(3,000)	(243,969)	(3,726)	(305,358)
Change in derivative	49,867	-	71,019	(12,778)	46,926
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	(48,681)	(3,000)	(172,950)	(16,504)	(215,269)

Income (loss) before provision for income taxes	(567,123)	(4,577,214)	(1,637,084)	(9,297,314)	(25,565,979)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(567,123)	$(4,577,214)	$(1,637,084)	$(9,297,314)	$(25,565,979)

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments	$-	$-	$(26,012)	$-	(26,012)
Other comprehensive income (expense)	$-	$-	$(26,012)	$-	(26,012)

Comprehensive income	$(567,123)	$(4,577,214)	$(1,663,096)	$(9,297,314)	$(25,591,991)

Basic loss per common share:
Earnings (loss) per common share	$(0.00)	$(0.05)	$(0.01)	$(0.10)
Basic weighted average common shares outstanding	131,717,143	92,755,110	129,906,666	92,755,110

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to January 31, 2013

					Deficit
			Additional		During the
	Common Stock		Paid In	Treasury	Development
	Shares	Amount	Capital	Stock	Stage	Total

Balance at June 21, 2005	-	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	-	30,000

Net income (loss)					(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$-	$(32,125)	$23,375

Net income (loss)					(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	-	$(65,730)	$(10,230)

Net income (loss)					(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	-	$(83,654)	$(28,154)

Net income (loss)	-	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	-	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	-	1,358,800

Net income (loss)	-	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	-	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	-	6,118,170

Stock based compensation from issuance of stock options	-	-	531,250	-	-	531,250

Net (loss)	-	-	-	-	(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	-	$(11,507,707)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-	-

Stock based compensation from issuance of stock options	-	-	1,027,501	-	-	1,027,501
Stock based compensation from issuance of stock warrants	-	-	161,700	-	-	161,700

Net (loss)	-	-	-	-	(12,421,188)	(12,421,188)

Balance at July 31, 2012	126,083,416	$126,083	$23,184,094	-	$(23,928,895)	$(618,718)

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	-	13,500

Stock issued for services	4,420,264	4,421	583,904	-	-	588,325

Conversion of Convertible Notes Payable to Common Stock	2,158,179	2,158	124,456	-	-	126,614

Stock based compensation from issuance of stock options	-	-	446,000	-	-	446,000

Stock based compensation from issuance of warrants	-	-	80,000	-	-	80,000

Net (loss)	-	-	-	-	(1,663,096)	(1,663,096)

Balance at January 31, 2013	132,761,859	$132,762	$24,431,854	-	$(25,591,991)	$(1,027,375)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.
( a Development Stage Enterprise)
Statements of Cash Flows
For the three and six months ended January 31, 2013 and 2012 and the period
   From inception (June 21, 2005) to January 31, 2013

	For the		From Inception
	Six Months Ended		(June 21, 2005)
	January 31,		to January 31,
	2013	2012	2013
	Unaudited	Unaudited	Unaudited
Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,663,096)	$(9,297,314)	$(25,591,991)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	686	508	3,583
Issuance of common stock for services	588,325	8,259,400	18,114,152
Stock based compensation from issuance of options	446,000	415,833	2,004,751
Stock based compensation from issuance of warrants	80,000	-	241,700
Accreted interest on debt discounts	69,964	-	175,542
Change in derivative	71,019	12,778	46,926

Changes in assets and liabilities:
Increase (Decrease) in accounts payable	4,988	(63,136)	60,485
Increase in accrued salaries and wages	29,171	96,599	85,471
Net cash provided from (used by) operating activities	(372,943)	(575,332)	(4,859,381)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related parties	350,000	-	922,587
Borrowings on convertible notes payable	170,480	100,000	604,480
Payments to related parties on notes payable	(16,260)	(181,557)	(452,435)
Issuance of common stock for cash	-	652,500	3,936,449
Net cash provided from (used by) financing activities	504,220	570,943	5,011,081

Net increase (decrease) in cash and cash equivalents	131,277	(4,389)	151,700
Cash and cash equivalents, beginning of period	20,423	51,789	-
Cash and cash equivalents, end of period	$151,700	$47,400	$151,700

Supplemental disclosure
Interest paid during the period	$-	$-	$6,726
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$126,614	$-	$226,614
Debt discounts attributable to derivative valuation	$152,078	$-	$319,777

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 1. Organization, Description of Business, and Basis of Accounting

Business Organization
Lightlake Therapeutics Inc., (formerly known as Madrona Ventures, Inc.) (the “Company”) was originally incorporated in the State of Nevada on June 21, 2005.  On September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31.

Development Stage Entity
The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and use of estimates
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended January 31, 2013 are not necessarily indicative of the results for the full fiscal year ending July 31, 2013.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 3.  Summary of Significant Accounting Policies (Cont.)

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $151,700 and $20,423 at January 31, 2013 and July 31, 2012, respectively.

Long-Lived Assets
Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (20 years).  Historical costs are reviewed and evaluated for the net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at January 31, 2013.

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Earnings (Loss) per Share
The Company follows ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective  period presented in our accompanying financial statements.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Earnings (Loss) per Share (Cont.)
Dilutive earnings per share have not been disclosed, as the result of the net loss would be anti-dilutive. At January 31, 2013, potentially dilutive common stock equivalents are approximately 109,975,239 consisting of 109,975,239 options and warrants and 4,625,920 from convertible notes payable.

Research and Development Costs
The Company follows ASC 730, Research and Development, and expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

Stock-Based Compensation
ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The company had stock-based compensation of $526,000 and $415,833 for the periods ending January 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 3.  Summary of Significant Accounting Policies (Cont.)

Fair Value of Financial Instruments (Cont.)
The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2  -  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Commitments and Contingencies
The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2013.

Related Parties
The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending January 31, 2013 and 2012 totaled $350,000 and $307,969, respectively and was comprised of a loan to the Company.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 3.  Summary of Significant Accounting Policies (Cont.)

Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  . At January 31, 2013 and July 31, 2012 respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of January 31, 2013 and July 31, 2012, the deferred tax asset related to the Company's net operating loss (NOL) carry-forward is fully reserved.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to impact our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard did not impact our financial position or results of operations.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 3.  Summary of Significant Accounting Policies (Cont.)

Recently Issued Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance has not had a significant impact on the Company’s financial statements other than the prescribed change in presentation.

 In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 3.  Summary of Significant Accounting Policies (Cont.)

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

Note 4. Related Party Transactions

The Company’s former Chief Executive Officer and former Chief Financial Officer advanced funds to the Company for working capital needs in the amount of $64,886 as of January 31, 2013, and July 31, 2012, respectively.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.

The aforementioned officer has pledged his support to fund temporary cash requirements for continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of its officers and controlling shareholders while the Company is in its development stage.

In December, 2012, the Company borrowed $350,000 from two of its officers and an outside director.  These notes accrue interest at 6.0% per year and are due December, 2013.

Prior to fiscal 2009, and though the date of the Belmont Agreement (See Note 8), a former officer of the Company advanced funds to the Company for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms or repayment.  Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

Note 5. Income Taxes

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

The Company has net operating loss (NOL) carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  These NOL carry forwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant net operating losses.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 5. Income Taxes (Cont.)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	January 31, 2013	January 31, 2012

Income tax expense at statutory rate	$(648,607)	$(3,597,082)

Valuation allowance	648,607	3,597,082

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	January 31, 2013	January 31, 2012

Net Operating Loss Carryover	$(9,980,876)	$(4,405,131)

Valuation allowance	9,980,876	4,405,131

Net deferred tax asset	$-	$-

The Company had no uncertain tax positions at January 31, 2013 and July 31, 2012.

Note 6. Patent and Patent Applications

On December 16, 2011 the Company acquired US Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses, using an opioid antagonist as treatment.’  This patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and expires in five years.

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 of its common stock.  The company recorded the patents at $20,333, which approximated the fair market value.  The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 7. Convertible Notes Payable

In summary, the following debt is outstanding and consists of:

Convertible note, original face value of $25,000, dated February 2, 2012, maturing July 30, 2013, 12% interest rate, deferred financing cost of $2,500 ratably charged to interest, unamortized $0, debt discount of $19,550 amortized to interest, unamortized $0, convertible at 30% discount to market. If converted as of January 31, 2013, it would represent approximately 452,000 additional shares. Interest accrued to date is $3,000.	25,000

Convertible note, original face value of $56,000, dated May 30, 2012, maturing December 15, 2012, 10% interest rate, deferred financing cost of $6,000 ratably charged to interest, unamortized $0, debt discount of $30,488 amortized to interest, unamortized $0, convertible at 30% discount to market. If converted as of January 31, 2013, it would represent approximately 705,000 additional shares. Interest accrued to date is $2,628. Partial conversion, in the amount of $17,010, into common shares were exercised during the 2013 year.	38,990

Convertible note, original face value of $55,000, dated June 27, 2012, maturing June 27, 2013, 5% interest rate, deferred financing cost of $5,000 ratably charged to interest, unamortized $2,014, debt discount of $52,792 amortized to interest, unamortized $11,654, convertible at 30% discount to market. If converted as of January 31, 2013, it would represent approximately 670,000 additional shares. Interest accrued to date is $1,107. Partial conversion, in the amount of $17,940, into common shares were exercised during the 2013 year.	23,362

Convertible note, original face value of $168,000, dated July 26, 2012, maturing January 26, 2013, 8% interest rate, deferred financing cost of $15,000 ratably charged to interest, unamortized $0, convertible at $.16 per share. If converted as of January 31, 2013, it would represent approximately 822,000 additional shares. Interest accrued to date is $5,233. Partial conversion, in the amount of $41,664, into common shares were exercised during the 2013 year.	126,336

Convertible note, original face value of $25,000, dated August 1, 2012, maturing March 2, 2013, 10% interest rate, deferred financing cost of $2,500 ratably charged to interest, unamortized $352, debt discount of $25,000 amortized to interest, unamortized $3,521, convertible at 50% discount to market. If converted as of January 31, 2013, it would represent approximately 633,000 additional shares. Interest accrued to date is $1,253.	21,127

Convertible note, original face value of $75,000, dated September 19, 2012, maturing September 19, 2013, 6% interest rate, deferred financing cost of $4,750 ratably charged to interest, unamortized $3,006, debt discount of $75,000 amortized to interest, unamortized $37,113, convertible at 30% discount to market. If converted as of January 31, 2013, it would represent approximately 1,356,000 additional shares. Interest accrued to date is $1,652.	34,881

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 7. Convertible Notes Payable (Cont.)

Convertible note, original face value of $37,500 dated September 25, 2012, maturing April 26, 2013, 10% interest rate, deferred financing cost of $4,770 ratably charged to interest, unamortized $1,784, convertible at 30% discount to market. If converted as of January 31, 2013, it would represent approximately 678,000 additional shares. Interest accrued to date is $1,315.	23,993

Convertible note, original face value of $50,000, dated October 5, 2012, maturing May 6, 2013, 10% interest rate, deferred financing cost of $5,000 ratably charged to interest, unamortized $2,230, debt discount of $39,094 amortized to interest, unamortized $17,436 convertible at 50% discount to market. If converted as of January 31, 2013, it would represent approximately 904,000 additional shares. Interest accrued to date is $1,616.	30,334

Total Debt	$324,023
Less: long-term portion	-
Current portion of debt	$324,023

The Company evaluated the terms of these notes in accordance with ASC  815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature and account for it as a separate derivative liability. The Company has recognized a beneficial conversion resulting from the contract, which was recorded as a debt discount and is being amortized over the life of the loan to interest expense.  A charge to the statement of operations was made to provide for the remaining portion of the recognized derivative liability at origination.  The Company has re-measured the derivative at the period end, resulting in a derivative liability in the amount of $262,811 as of January 31, 2013.  The corresponding change in derivatives, from origination to period end resulted in a change and recognition of expenses (income) in the amount of $60,652, $81,804 and $57,711 for the three and six months and from inception through the period ended January 31, 2013, respectively.

The derivative valuation was calculated using the Black-Scholes Model for the conversion feature.   Assumptions to the calculation were as follows:

Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	.08%
Expected lives (years)	0.930
Expected price volatility	159.4%
Forfeiture Rate	0.00%

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 8. Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001.  At January 31, 2013 and July 31, 2012 there were 132,761,859 and 126,083,416 shares issued and outstanding, respectively.  The Company has no other classes of shares authorized for issuance.
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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 8. Stockholders’ Equity (Cont.)

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

On April 20, 2011, the Company sold 1,680,000 shares of its common stock at $0.25 per share which represented discount to market in the amount of $420,000. The shares issued in this transaction were valued at $1,142,400.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 8. Stockholders’ Equity (Cont.)

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

On November 17, 2011, the Company issued 5, 200,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $2,346,000.

On November 23, 2011, the Company issued 225,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $94,500.

On December 6, 2011, the Company issued 3,100,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $1,069,500.

On December 15, 2011, the Company issued 2,500,000 shares as compensation to an officer, valued at market, in the amount of $700,000.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 8. Stockholders’ Equity (Cont.)

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

On November 15, 2012, the Company issued 250,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $35,000.
On January 14, 2013, the Company issued 100,628 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $7,044.

Stock Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values.  Stock based compensation expense recognized in the Statement of Operations for the six months ended January 31, 2013 and year ended July 31, 2012 was $265,833 and $531,250, respectively.

On December 15, 2010, the Company granted two of its officers options to purchase 7,500,000 shares of its common stock at $0.60 per share.  Also, on December 15, 2010, the Company granted its Chief Executive Officer options to purchase 1,000,000 shares at a price of $1.20 per share.  These options expire December 15, 2013.  The Company’s stock price closed at $0.30 on the date these options were granted.  The Company is recognizing the expense over the vesting period.  The total fair value of the compensation was computed to be $2,550,000, of which $300,000 has been recognized as compensation expense for the six months ended January 31, 2013.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

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

On January 30, 2012, the Company granted all of its executive officers options to purchase 8,000,000 shares of its common stock at $0.08 per share.  These options expire in three years on January 29, 2015.  The Company’s stock price closed at $0.057 on the date these options were granted.  The Company has valued these options using appropriate valuation methods which resulted in a fair market value of $640,000, of which $106,667 has been recognized for the six months ended, January 31, 2013.

On December 31, 2012, the Company granted all of its executive officers and one director cashless stock options to purchase 23,500,000 shares of its’ common stock at $0.15 per share.  These options may only be exercised between the following dates: (i) the earliest date on which the price per share  has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) December 30, 2017.

The Company’s stock price closed at $0.08 on the date these options were granted.  The Company has valued these options using appropriate valuation methods which resulted in a fair market value of 2,360,000, of which $39,333 has been recognized during the quarter ended, January 31, 2013.

At January 31, 2013, the total stock-based compensation cost which has not been recognized is $3,219,000.  These remaining costs are expected to be recognized over the next 10 1/2 months.

Warrants

On December 16, 2011, the Company acquired US Patent No. 5,587,381, for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and they expire in five years.

On December 15, 2010, the Company issued 1,900,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on December 15, 2015.

On March 15, 2011, the Company issued 920,000 warrants to purchase its common stock at $0.50 per share.  These warrants expire on March 1, 2016.

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 8. Stockholders’ Equity (Cont.)

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

Lightlake Therapeutics Inc.

Notes to Financial Statements
For the three and six months ended, January 31, 2013 and 2012 and from inception (June 21, 2005) to January 31, 2013

Note 8. Stockholders’ Equity (Cont.)

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

On December 31, 2012, the Company issued 72,500,000 warrants to its executive officers and a director to purchase its common stock at $0.15 per share.  These warrants expire in five years on December 31, 2017.

Note 9. Common Stock Purchase Agreement

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

Note 10. Subsequent Events

The Company has no subsequent events to report.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operations provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Lightlake Therapeutics Inc. (“Lightlake” or the “Company”) is an early stage biopharmaceutical company using its expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.  The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31 and is a Development Stage Company.  The Company is an early stage biopharmaceutical company, currently developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder.  The Company’s strategy is to develop treatments to addictions and related disorders based on its expertise using opioid antagonists.

Currently, the Company is focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, and a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time.  Moreover, the Company plans to utilize its patents to widen and develop its product pipeline to address patients with addictions to opioid painkillers, methadone, cocaine, and amphetamine.

Product Development and Testing

In April 2012, Lightlake completed a Phase II clinical trial in Helsinki, Finland to investigate the use of the opioid antagonist naloxone delivered intra-nasally as a treatment for Binge Eating Disorder.  The Company’s approach was unique, through using a single agent with known safety, delivered intra-nasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which was thought to represent up to 25% of this total patient cohort.  The Company believed that its approach could deliver successful outcomes in a challenging area that recently encountered several failures.

The Company is developing a treatment for Binge Eating Disorder derived from the “Sinclair Method,” which was developed by Dr. David Sinclair original intended for the treatment of alcohol dependency.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency.  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism.

Patients suffering from Binge Eating Disorder typically exhibit a lack of control eating foods typically high in sugar, fat, or salt, and are able to override the feeling of fullness.  When these patients eat foods with high levels of sugar, salt, or fat, the opioidergic system is activated, which causes the firing of the neurons that release endorphins.  The endorphins then bind to opioid receptors on other neurons and activate these opioid receptors, which reinforces addictive behavior.  By blocking these opioid receptors with an opioid antagonist, the effect these endorphins have each time these foods are eaten is counteracted.

Lightlake considers naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge.  Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone, however works to selectively remove only unhealthy eating responses.  Moreover, the Company believes that its treatment is well-suited for treating Binge Eating Disorder as it is unlikely to be used in a truly chronic manner.  The Company expects that patients will only administer the treatment when they have the urge to binge eat, and the Company expects that they will require less of the spray over time as they regain control of their eating habits.

In 2011, Lightlake commenced a randomized double-blind placebo controlled Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  The Company randomly selected 138 patients meeting the criteria for Binge Eating Disorder from over 900 applicants and 127 patients enrolled in the trial.  While each patient was randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients participated in an exercise program—a behavior that the Company believes can be reinforced through this approach.  Some of the patients carried the A118G, which is a genetic variant for the Mu Opioid receptor, and the Company planned to determine whether their response to treatment differed.  The Company contracted the Phase II trial operations to Lightlake Sinclair of Helsinki, Finland.

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

Lightlake now aims to collaborate with other parties to progress its drug development program for Binge Eating Disorder.  The Company has identified suitable centers in the United States and has plans for Imperial College London, United Kingdom, to be a major site for the European Union.  The Company currently has agreements to collaborate with Celesio AG and Lloyds Pharmacy, and the Company plans to pursue relationships to provide funding and strategic relationships that would help the Company reach key milestones.  The Company aims to broaden its product pipeline, and anticipates commencing further trials based on its existing, as well as potential patents that relate to the use of opioid antagonists.  In particular, the Company is looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at King’s College London, UK, as the Company is confident that it can apply the same science to develop a solution for this condition.

During the second quarter ended January 31, 2013, Lightlake carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair.  The Company was informed on October 15, 2010, that the US Patent application was approved. The Company has successfully commenced and completed a Phase II Binge Eating Disorder trial. The Company has also planned to widen its pipeline through collaboration with Professor Strang, King’s College London, UK, to develop a treatment for overdose and develop a treatment for premenstrual syndrome overeating using the Company’s patented technology.

Lightlake anticipates launching Phase II trials to investigate the application of the Company’s technology as a treatment for Bulimia Nervosa, and the Company is seeking funding to facilitate the launch of these trials.  The Company has made arrangements with King’s College London, UK, to conduct these trials at the institution.  In working with King’s College, which has an internationally renowned eating disorder unit, the Company believes that it will considerably strengthen the Company’s already distinguished research and development team.  Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, would serve as tremendous guides for these Phase II trials.  The Company also is considering other trials leveraging off of its patent portfolio.

Lightlake also is aiming to develop partnerships with leading addiction institutions in an effort to commence an overdose program that would further leverage the Company’s expertise using opioid antagonists by applying a novel technique to enhance the current treatment for overdose.

Lightlake has not attained profitable operations and is dependent upon obtaining financing.

Lightlake anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of its common stock.  However, the Company may not be able to raise sufficient funding to fund its operations.

There has been no bankruptcy, receivership, or similar proceeding.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Lightlake is required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing of pharmaceutical product.

Lightlake is required to apply for or have any government approval for its products or services.

Results of Operations

The following compares the Company’s operations for the six month periods ended January 31, 2013 to the six month period ended January 31, 2012:

Revenues
The Company did not have any revenues during the six month periods ending January 31, 2013 or 2012, and has generated no revenues since inception as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

General and Administrative expenses
General and administrative expenses were incurred by the Company in the amounts of $1,340,455 and $ 8,924,641 for the six month periods ended January 31, 2013 and 2012, respectively.  The difference in the year over year change was primarily due to stock based compensation issued during the six month period ended January 31, 2012.

Research and Development
The Company spent $123,679 and $356,169 on research and development during the six month periods ended January 31, 2013 and 2012, respectively.  These expenses were higher during the six month period ended January 31, 2012 given activity related to our Phase II trial with respect to Binge Eating Disorder.  The Company does anticipate additional expenditures related to research and development; however, our research and development initiatives and processes are dependent on the ability of the Company to raise capital.

Interest Expense
For the six month periods ended January 31, 2013 and 2012, interest expense was $254,754 and $16,504, respectively.  This increase was due to an increase in borrowings of $505,089 to fund the operations of the Company.

Net Loss
The comparable net loss for the six month periods ended January 31, 2013 and since inception was $1,637,084, and $25,565,979, respectively, as compared to the net loss for the six month period ended January 31, 2012 and since inception through January 31, 2012 of $9,297,314 and $23,928,895, respectively.  Included in these net losses was the recognition of interest expense, derived from the issuance of convertible notes payable, and the issuance of common stock for services rendered in the amount of $588,865 and $8,259,400 for the six month periods ended January 31, 2013 and 2012, respectively.  Additionally, the Company has recognized debt discounts and beneficial conversion features of our derivative debt contracts arising out of our convertible notes payable.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its objectives and further certain planned initiatives.  In their report on our financial statements at January 31, 2013 and July 31, 2012, our auditors raised substantial doubt about our ability to continue as a going concern.

The following compares the Company’s operations for the three month period ended January 31, 2013 to the three month period ended January 31, 2012:

Revenues
The Company did not have any revenues during the three month periods ending January 31, 2013 or 2012, and has generated no revenues since inception as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

General and Administrative Expenses
General and administrative expenses were incurred by the Company in the amounts of $443,892 and $4,518,045 for the three month periods ended January 31, 2013 and 2012, respectively.  The difference in the year over year change was primarily due to stock based compensation issued during the three month period ended January 31, 2012.

Research and Development
The Company spent $74,550 and $56,169 during the three month periods ended January 31, 2013 and 2012, respectively.  This increase was due to amounts spent forwarding the research and development initiatives of the Company.

Interest Expense
During the three month periods ended January 31, 2013 and 2012 was $109,333 and $3,000, respectively.  This increase was due to an increase in borrowings of $830,574 to fund the operations of the company.

Net Loss
The net loss for the three month periods ended January 31, 2013 and 2012, was $567,123, and $4,577,214, respectively.  Included in these net losses was the recognition of interest expense, derived from the issuance of convertible notes payable and the issuance of common stock for services rendered.  Additionally, the Company has recognized debt discounts and beneficial conversion features of our derivative debt contracts arising out of our convertible notes payable.

Liquidity and Capital Resources

Lightlake’s cash reserves are not sufficient to meet its obligations for the next twelve-month period.  As a result, the Company will need to seek additional funding in the near future.  The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of its common stock.  At this time, the Company cannot provide investors with any assurance that it will be able to obtain sufficient funding from debt financing or the sale of its common stock to meet its obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs.  The company has no material commitments for capital expenditures as of January 31, 2013.

The Company’s assets for the six month period ended January 31, 2013 increased to $175,567 from the Company’s assets of $44,976 as of July 31, 2012.  During the six month period ended January 31, 2013 the Company increased its cash position and secured outside funding.  The Company’s liabilities for the six month period ended January 31, 2013 increased to $1,202,942 from a July 31, 2012 balance of $663,694.  This increase in liabilities included a short-term loan of $350,000 from two of the Company’s officers and an outside director.  The Company also received proceeds from sale of $170,480 in convertible notes payable.

The Company’s cash position of $151,700 at January 31, 2013 is not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of debt financing and/or equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding to meet our obligations over the next twelve months.  The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The Company issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

The Company issues options and warrants to consultants, directors, and officers as compensation for services.  These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves.  This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Fair value estimates used in preparation of the consolidated financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Off-Balance Sheet Arrangements

The company had no off balance sheet arrangements as of January 31, 2013 and July 31, 201

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system; (2) we do not have an audit committee and therefore no independent financial expert, and (3) we have a lack of outside directors on the board of directors. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC’s reporting requirements and they both personally certify our financial reports.

Accordingly, while we have identified material weaknesses in our system of internal control over financial reporting, we believe we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources would be appropriately applied elsewhere and when resources permit, it will address and remediate material weaknesses through implementing various controls or changes to controls. At such time as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31,2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On November 15, 2012, the Company issued 250,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $35,000.

On January 14, 2013, the Company issued 100,628 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $7,044.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Warrants

On December 31, 2012, the Company issued 72,500,000 cash warrants to its executive officers and a director to purchase its common stock at $0.15 per share in exchange for services rendered.  These warrants expire in five years on December 31, 2017.  These warrants may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) December 30, 2017. These warrants qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTLAKES THERAPUETICS INC.

Date: March 18, 2013	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: March 18, 2013	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)