Form 10-Q
period 2013-04-30
Lightlake Therapeutics Inc.
filed 2013-06-14
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer    ☐ (Do not check if a smaller reporting company) Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 14, 2013, there were 155,280,791 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2013

2

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Lightlake Therapeutics Inc.  “SEC” refers to the Securities and Exchange Commission.

3

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Lightlake Therapeutics Inc.

(Formerly Known as Madrona Ventures, Inc.)

(a Development Stage Enterprise)

Financial Statements

For the Three and Nine Months Ended

April 30, 2013 and 2012

and

The Year Ended

July 31, 2012

From Inception (July 21, 2005)

to April 30, 2013

4

Page
Number
Financial Statements:

Balance Sheets as of April 30, 2013 and July 31, 2012	6

Statements of Operations for the three and nine months ended April 30, 2013 and 2012 and from Inception (July 25, 2005) to April 30, 2013	7

Statement of Shareholders' Equity (Deficit) from Inception (July 25, 2005) to April 30, 2013	8

Statement of Cash Flows for the three months ended April 30, 2013 and 2012 and from Inception (July 25, 2005) to April 30, 2013	9

Notes to Financial Statements	10 to 27

5

Lightlake Therapeutics, Inc.

( a Development Stage Enterprise)

Balance Sheets
As of

	April 30,	July 31,
	2013	2012
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$609,901	$20,423
Prepaid insurance	29,750	-
Total current assets	639,651	20,423

Other assets
Patents and patent applications (net of accumulated amortization of $3,926 at April 30, 2013 and $2,897 at July 31, 2012)	23,524	24,553

Total assets	$663,175	$44,976

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$71,889	$55,497
Accrued salaries and wages	272,971	56,300
Due to related party	474,786	136,412
Convertible notes payable, net of debt discounts	186,097	223,693
Derivative liability	183,564	191,792
Total liabilities	1,189,307	663,694

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 145,805,529 shares issued and outstanding at April 30, 2013 and 126,083,416 shares issued and outstanding at July 31, 2012	145,805	126,083
Additional paid-in capital	26,043,316	23,184,094
Accumulated deficit during the development stage	(26,715,253)	(23,928,895)
Total stockholders' equity (deficit)	(526,132)	(618,718)
Total liabilities and stockholders' equity(deficit)	$663,175	$44,976

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.

(a Development Stage Enterprise)

Statements of Operations
For the three and nine months ended, April 30, 2013 and 2012 and the period From inception (June 21, 2005) to April 30, 2013

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		(June 21, 2005)
	April 30,		April 30,		to April 30,
	2013	2012	2013	2012	2013
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	822,206	1,301,070	2,162,652	10,225,711	25,504,044
Research and development	35,000	150,000	158,679	506,169	664,848
Mineral interests	-	-	-	-	39,015
Total operating expenses	857,206	1,451,070	2,321,331	10,731,880	26,207,907

Income (loss) from operations	(857,206)	(1,451,070)	(2,321,331)	(10,731,880)	(26,207,907)

Other income (expense)
Interest expense	(177,186)	(3,000)	(431,940)	(6,726)	(493,329)
Change in derivative	(64,983)	(18,603)	16,821	(18,603)	(7,272)
Debt forgiveness	-	-	-	-	43,163
Total other income (expense)	(242,169)	(21,603)	(415,119)	(25,329)	(457,438)

Income (loss) before provision for income taxes	(1,099,375)	(1,472,673)	(2,736,450)	(10,757,209)	(26,665,345)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,099,375)	$(1,472,673)	$(2,736,450)	$(10,757,209)	$(26,665,345)

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments	$(23,887)	$-	$(49,908)	$-	(49,908)
Other comprehensive income (expense)	$(23,887)	$-	$(49,908)	$-	(49,908)

Comprehensive income	$(1,123,262)	$(1,472,673)	$(2,786,358)	$(10,757,209)	$(26,715,253)

Basic loss per common share: Earnings (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$(0.11)
Basic weighted average common shares outstanding	132,928,865	97,880,747	132,928,865	97,880,747

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.

( a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
For the period from Inception (June 21, 2005) to April 30, 2013

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	30,000

Net income (loss)				(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$(32,125)	$23,375

Net income (loss)				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	$(65,730)	$(10,230)

Net income (loss)				(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	$(83,654)	$(28,154)

Net income (loss)	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	1,358,800

Net income (loss)	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	6,118,170

Stock based compensation from issuance of stock options	-	-	531,250	-	531,250

Net (loss)	-	-	-	(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	$(11,507,707)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-

Stock based compensation from issuance of stock options	-	-	1,027,501	-	1,027,501
Stock based compensation from issuance of stock warrants	-	-	161,700	-	161,700

Net (loss)	-	-	-	(12,421,188)	(12,421,188)

Balance at July 31, 2012	126,083,416	$126,083	$23,184,094	$(23,928,895)	$(618,718)

Sales of common stock	916,667	917	54,083	-	55,000

Investment in Overdose Program	-	-	600,000	-	600,000

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	13,500

Stock issued for services	8,295,264	8,295	793,779	-	802,074

Conversion of Convertible Notes Payable to Common Stock	10,410,182	10,410	533,677	-	544,087

Stock based compensation from issuance of stock options	-	-	711,833	-	711,833

Stock based compensation from issuance of warrants	-	-	152,450	-	152,450

Net (loss)	-	-	-	(2,786,358)	(2,786,358)

Balance at April 30, 2013	145,805,529	$145,805	$26,043,316	$(26,715,253)	$(526,132)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics, Inc.

( a Development Stage Enterprise)

Statements of Cash Flows
For the three and nine months ended April 30, 2013 and 2012 and the period From inception (June 21, 2005) to April 30, 2013

	For the		From Inception
	Nine Months Ended		(June 21, 2005)
	April 30,		to April 30,
	2013	2012	2013
	Unaudited	Unaudited	Unaudited
Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(2,786,358)	$(10,757,209)	$(26,715,253)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	1,029	762	3,926
Issuance of common stock for services	802,074	9,190,383	18,327,901
Stock based compensation from issuance of options	711,833	619,166	2,270,584
Stock based compensation from issuance of warrants	152,450	-	314,150
Accreted interest on debt discounts	354,145	-	411,537
Change in derivative	(8,228)	18,603	15,865

Changes in assets and liabilities:
(Increase) in prepaid insurance	(29,750)	-	(29,750)
Increase (decrease) in accounts payable	16,392	6,364	71,889
Increase in accrued salaries and wages	216,671	174,199	272,971
Net cash provided from (used by) operating activities	(569,742)	(747,732)	(5,056,180)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related parties	350,000	-	922,587
Borrowings on convertible notes payable	170,480	100,000	604,480
Payments to related parties on notes payable	(16,260)	(181,557)	(452,435)
Investment received in exchange for royalty agreement	600,000	-	600,000
Issuance of common stock for cash	55,000	802,500	3,991,449
Net cash provided from (used by) financing activities	1,159,220	720,943	5,666,081

Net increase (decrease) in cash and cash equivalents	589,478	(26,789)	609,901
Cash and cash equivalents, beginning of period	20,423	51,789	-
Cash and cash equivalents, end of period	$609,901	$25,000	$609,901

Supplemental disclosure
Interest paid during the period	$257,754	$6,726	$264,480
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$270,844	$-	$370,844
Debt discounts attributable to derivative valuation	$152,078	$-	$319,777

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

1.	Organization, Description of Business, and Basis of Accounting

Business Organization

Lightlake Therapeutics Inc., (formerly known as Madrona Ventures, Inc.) (the “Company”) was originally incorporated in the State of Nevada on June 21, 2005. On September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company’s fiscal year end is July 31.

Development Stage Entity

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2012 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended April 30, 2013 are not necessarily indicative of the results for the full fiscal year ending July 31, 2013.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

3.	Summary of Significant Accounting Policies (Cont.)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $609,901 and $20,423 at April 30, 2013 and July 31, 2012, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

Long-Lived Assets

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3 to 7 years). The company’s capitalizes all asset purchases greater than $500 having a useful life greater than one year.

The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight line method over their estimated useful lives (20 years).

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in the Company’s accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Due to the net loss, diluted earnings (loss) per share is not reported, as it is anti-dilutive.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

3.	Summary of Significant Accounting Policies (Cont.)

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

Dilutive earnings per share have not been disclosed, as the result would be anti-dilutive. At April 30, 2013, potentially dilutive common stock equivalents are approximately 105,362,484 consisting of 96,567,736 options and warrants and 8,395,604 from convertible notes payable.

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

The company had stock-based compensation of $791,833, $619,166, $1,666,357 and $9,809,549 for the periods ending April 30, 2013 and 2012, respectively.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

3.	Summary of Significant Accounting Policies (Cont.)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

3.	Summary of Significant Accounting Policies (Cont.)

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2013.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending April 30, 2013 and 2012 totaled $350,000 and $126,412, respectively and was comprised of loans to the Company.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  At April 30, 2013 and July 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of April 30, 2013 and July 31, 2012, the deferred tax asset related to the Company’s net operating loss (NOL) carry-forward is fully reserved.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. If a component is not required to be reclassified to net income in its entirety, it is cross-referenced to the related footnote for additional information. This ASU is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. As the objective of this accounting standard is to improve the reporting of classifications out of accumulated other comprehensive income and the information is already required to be disclosed elsewhere in the financial statements the adoption of this standard has not impacted our financial position or results of operations.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

3.	Summary of Significant Accounting Policies (Cont.)

Recently Issued Accounting Pronouncements

In January, 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard has not impacted the Company’s financial position or results of operations.

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard did not impact the Company’s financial position or results of operations.

In December, 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did not impact the Company’s financial position or results of operations.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

3.	Summary of Significant Accounting Policies (Cont.)

Recently Issued Accounting Pronouncements

In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact the Company’s financial position or results of operations.

In June, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance has not had a significant impact on the Company’s financial statements other than the prescribed change in presentation.

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future consolidated financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

4.	Related Party Transactions

The Company’s former Chief Executive Officer and former Chief Financial Officer advanced funds to the Company for working capital needs in the amount of $124,786 and $136,412 as of April 30, 2013, and July 31, 2012, respectively. The amounts were non-interest bearing, unsecured, with no stated repayment terms.

The aforementioned officer has pledged his support to fund temporary cash requirements for continuing operations; however, there is no written commitment to this effect. The Company is dependent upon the continued support of its officers and controlling shareholders while the Company is in its development stage.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	April 30, 2013	April 30, 2012

Income tax expense at statutory rate	$(1,067,219)	$(4,193,040)

Valuation allowance	1,067,419	4,193,040

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

	April 30, 2013	April 30, 2012

Net Operating Loss Carryover	$(10,418,942)	$(8,786,345)

Valuation allowance	10,418,942	8,786,345
Net deferred tax asset	$-	$-

The Company had no uncertain tax positions at April 30, 2013 or July 31, 2012.

6.	Patent and Patent Applications

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

On August 24, 2009, the Company acquired European Patent EP1681057B1 and US Patent Application 11/031,534 through the issuance of 20,333,000 shares of its common stock. The company recorded the patents at $20,333, which approximated the fair market value. The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

7.	Convertible Notes Payable

In summary, the following convertible notes payable outstanding at April 30, 2013:

Convertible note, original face value of $168,000, dated July 26, 2012, maturing January 26, 2013, 8% interest rate, deferred financing cost of $15,000 ratably charged to interest, unamortized $0, convertible at $.16 per share. If converted as of April 30, 2013, it would represent approximately 627,103 additional shares. Interest accrued to date is $10,236. Partial conversion into common shares were exercised during the 2013 year.	$90,100

Convertible note, original face value of $25,000, dated August 1, 2012, maturing March 2, 2013, 10% interest rate, deferred financing cost of $2,500 ratably charged to interest, unamortized $0, debt discount of $25,000 amortized to interest, unamortized $0, convertible at 50% discount to market. If converted as of April 30, 2013, it would represent approximately 1,343,151 additional shares. Interest accrued to date is $1,863.	25,000

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

7.	Convertible Notes Payable (Cont.)

Convertible note, original face value of $25,000, dated August 28, 2012, maturing March 2, 2013, 10% interest rate, deferred financing cost of $2,500 ratably charged to interest, unamortized $0, debt discount of $25,000 amortized to interest, unamortized $0, convertible at 50% discount to market. If converted as of April 30, 2013, it would represent approximately 1,333,904 additional shares. Interest accrued to date is $1,678.	25,000

Convertible note, original face value of $35,000, dated August 28, 2012, maturing March 2, 2013, 10% interest rate, deferred financing cost of $3,500 ratably charged to interest, unamortized $0, debt discount of $35,000 amortized to interest, unamortized $0, convertible at 50% discount to market. If converted as of April 30, 2013, it would represent approximately 1,617,466 additional shares. Interest accrued to date is $2,349.	30,000

Convertible note, original face value of $75,000, dated September 19, 2012, maturing September 19, 2013, 6% interest rate, deferred financing cost of $4,750 ratably charged to interest, unamortized $1,848, debt discount of $75,000 amortized to interest, unamortized $29,178, convertible at 30% discount to market. If converted as of April 30, 2013, it would represent approximately 1,791,047 additional shares. Interest accrued to date is $2,749. Partial conversion into common shares during quarter ended April 2013	47,400

Convertible note, original face value of $50,000, dated October 5, 2012, maturing May 6, 2013, 10% interest rate, deferred financing cost of $5,000 ratably charged to interest, unamortized $1,848, debt discount of $50,000 amortized to interest, unamortized $29,178 convertible at 50% discount to market. If converted as of April 30, 2013, it would represent approximately 1,682,934 additional shares. Interest accrued to date is $2,836.	57,750

Total Convertible Notes Payable	275,250
Less: Debt Discounts and Deferred Financing Costs	89,153
Convertible Notes Payable, net of discounts and financing cost	$186,097

Long-term portion	$—
Current portion of debt	$186,097

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

7.	Convertible Notes Payable (Cont.)

The Company evaluated the terms of these notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature and account for it as a separate derivative liability. The Company has recognized a beneficial conversion resulting from the contract, which was recorded as a debt discount and is being amortized over the life of the loan to interest expense. A charge to the statement of operations was made to provide for the remaining portion of the recognized derivative liability at origination. The Company has re-measured the derivative at the period end, resulting in a derivative liability in the amount of $183,564 as of April 30, 2013. The corresponding change in derivatives, from origination to period end resulted in a change and recognition of expenses (income) in the amount of $64,983, ($16,821), and $7,272 for the three and nine months and from inception through the period ended April 30, 2013, respectively.

The derivative valuation was calculated using the Black-Scholes Model for the conversion feature. Assumptions to the calculation were as follows:

Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	.08%
Expected lives (years)	0. 680
Expected price volatility	160.0%
Forfeiture Rate	0.00%

Based on the fair market value and the terms of the above agreements, there is a potential conversion of approximately 8,395,600 shares of common stock, if converted.

8.	Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001. At April 30, 2013 and July 31, 2012 there were 145,805,829 and 126,083,416 shares issued and outstanding, respectively. The Company has no other classes of shares authorized for issuance.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

On October 25, 2011, the Company issued 50,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $17,000.

On November 17, 2011, the Company issued 5,200,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $2,346,000.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

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

On February 21, 2013, the Company issued 2,000,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $120,000.

On March 14, 2013, the Company issued 750,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $37,500.

On March 25, 2013, the Company sold 666,667 shares of its common stock at $0.06 per share through a private placement the amount of this transaction was $40,000.

On March 29, 2013, the Company sold 250,000 shares of its common stock at $0.06 per share through a private placement the amount of this transaction was $15,000.

Additional Paid in Capital

On April 16, 2013, the Company entered into an agreement and subsequently received funding in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 6.0% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months the investor will have a sixty day option to receive 7,500,000 shares of common stock in lieu of the 6.0% interest in the product.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers based on estimated fair values. Stock based compensation expense recognized in the Statement of Operations for the nine months ended April 30, 2013 and year ended July 31, 2012 was $265,833 and $531,250, respectively.

On December 15, 2010, the Company granted two of its officers options to purchase 7,500,000 shares of its common stock at $0.60 per share. Also, on December 15, 2010, the Company granted its Chief Executive Officer options to purchase 1,000,000 shares at a price of $1.20 per share. These options expire December 15, 2013. The Company’s stock price closed at $0.30 on the date these options were granted. The Company is recognizing the expense over the vesting period. The total fair value of the compensation was computed to be $2,550,000, of which $300,000 has been recognized as compensation expense for the nine months ended April 30, 2013.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

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

On January 30, 2012, the Company granted all of its executive officers at the time options to purchase a total of 8,000,000 shares of its common stock at $0.08 per share. These options expire in three years on January 29, 2015. The Company’s stock price closed at $0.057 on the date these options were granted. The Company has valued these options using appropriate valuation methods which resulted in a fair market value of $640,000, of which $106,667 has been recognized for the nine months ended, April 30, 2013.

On December 31, 2012, the Company granted its executive officers and one director cashless stock options to purchase a total of 24,500,000 shares of its common stock at $0.15 per share. These options expire in five years on December 30, 2017. These options may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (ii) December 30, 2017.

The Company’s stock price closed at $0.08 on the date these options were granted. The Company has valued these options using appropriate valuation methods which resulted in a fair market value of $2,360,000, of which $39,333 has been recognized during the quarter ended, April 30, 2013.

At April 30, 2013, the total stock-based compensation cost which has not been recognized is $3,219,000. These remaining costs are expected to be recognized over the next 7 1/2 months.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

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

On November 1, 2011, The Company issued 5,300,000 warrants to purchase its common stock at $0.50 per share pursuant to an exclusive marketing agreement with AMF Group. This company guaranteed sales in Central and South America and India in the amount of $23.4 to $27 million upon approval. These warrants expire in five years, on October 31, 2016. Warrants were valued using the Black-Scholes model, resulting in valuation of $1,071,000, of which $142,800 has been recognized in the current year.

On March 14, 2012, the Company issued 8,400,000 warrants with an exercise price of $0.50 to AMF Group pursuant to an exclusive marketing agreement for Central and South America and India dated November 1, 2011. These warrants expire March 14, 2017. Warrants were valued using the Black-Scholes model, resulting in valuation of $378,000, of which $18,900 has been recognized in the current year.

On March 28, 2012, the Company issued 1,500,000 warrants to purchase its common stock at $0.20 per share. These warrants expire on March 28, 2017.

On April 5, 2012, the Company issued 20,000 warrants to purchase its common stock at $0.50 per share. These warrants expire on April 5, 2017.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the three and nine months ended, April 30, 2013 and 2012 and from inception (June 21, 2005) to April 30, 2013

On May 3, 2012, the Company issued 428,572 warrants to purchase its common stock at $0.14 per share. These warrants expire on May 3, 2017.

On December 31, 2012, the Company issued a total of 72,500,000 warrants to its executive officers and a director purchase its common stock at $0.15 per share. These warrants expire in five years on December 30, 2017. These options may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (ii) December 30, 2017.

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

On October 31, 2009, the Company completed a common stock purchase agreement (the Pelikin Agreement) whereby Pelikin Group acquired 5,000,000 common shares of the Company’s common stock from Belmont Partners. Following the transaction, Pelikin Group controlled approximately 76.6% of the Company’s outstanding capital stock.

10.	Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued; the date of filing with the Security and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

Currently, Lightlake is focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time, and a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology..

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

Lightlake is developing a treatment for Binge Eating Disorder derived from the “Sinclair Method,” which was developed by Dr. David Sinclair original intended for the treatment of alcohol dependency.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency.  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism.

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

On May 23, 2013, Lightlake presented the results of the Company’s Phase II clinical trial of its nasal spray treatment for Binge Eating Disorder at the American Psychiatric Association (“APA”) Annual Meeting in San Francisco. Binge Eating Disorder has been added to the fifth edition of the APA’s Diagnostic and Statistical Manual of Mental Disorders (“DSM-5”), which was launched at the APA Annual Meeting. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment, and research. This manual is the product of more than 10 years of effort by hundreds of international experts in all aspects of mental health. DSM-5 diagnostic criteria are concise and explicit, intended to facilitate an objective assessment of symptom presentations in a variety of clinical settings from inpatient to primary care. Binge Eating Disorder is defined in the DSM-5 chapter on Feeding and Eating Disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress. The chapter also includes changes in the requirements for diagnosis of Anorexia Nervosa and Bulimia Nervosa, two potential additional indications for the Company’s treatment.

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

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to co-develop a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology. Under the terms of the agreement, the DPMCDA of NIDA will sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA plans to file an IND for a final larger study. The goal of the collaboration is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively addresses the complications of opioid addiction within 18 months.

On April 16, 2013, Lightlake entered into an agreement and subsequently received funding in the amount of $600,000 for the research, development, marketing and commercialization of its aforementioned treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 6.0% of the net profit generated from the product, which net profit is calculated after the deduction of certain expenses and payments. This investment was accounted for as an equity investment and increased paid in capital.

Lightlake has not attained profitable operations and is dependent upon obtaining financing.

Lightlake anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock.  However, the Company may not be able to raise sufficient funding to fund its operations.

There has been no bankruptcy, receivership, or similar proceedings.

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

Results of Operations

The following compares the Company’s operations for the three and nine month period ended April 30, 2013 to the three month period ended April 30, 2012:

Revenues

Lightlake did not have any revenues during the three and nine month periods ending April 30, 2013 or 2012, and has generated no revenues since inception as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

General and Administrative Expenses

General and administrative expenses were incurred by Lightlake in the amounts of $822,206, $1,301,070, $2,162,652, $10,225,711 and $25,504,044 for the three and nine month periods ended April 30, 2013 and 2012 and for the period June 21, 2005 (date of inception) through April 30, 2013, respectively.  The difference in the year over year change was primarily due to stock based compensation issued during the nine month period ended April 30, 2012 ($9,809,549) as compared to the nine month period ended April 30, 2012 ($1,666,357). Given the Company’s cash constraints, the officers of the Company have agreed to have a significant portion of their cash compensation accrued and deferred in lieu of receiving payment on a regular and timely basis.

Research and Development

Lightlake spent $35,000, $150,000, $158,679, $506,169 and $664,848 during the three and nine month periods ended April 30, 2013 and 2012 and for the period June 21, 2005 (date of inception) through April 30, 2013, respectively.  This increase was due to amounts spent forwarding the research and development initiatives of the Company, primarily clinical trials.

Interest Expense

Interest expense for the three and nine month periods ended April 30, 2013 and 2012 and for the period June 21, 2005 (date of inception) through April 30, 2013 was $177,186, $3,000, $431,940, $6,726 and $493,329 respectively.  This increase was due to an increase in borrowings to fund the operations of Lightlake.

Net Loss

The net loss for the three and nine month periods ended April 30, 2013 and 2012 was $1,123,262, $1,472,673, $2,736,450 and $10,757,209 respectively.  Included in these net losses was the recognition of interest expense, derived from the issuance of convertible notes payable and the issuance of common stock for services rendered.  Additionally, Lightlake has recognized debt discounts and beneficial conversion features of the Company’s derivative debt contracts arising out of the Company’s convertible notes payable.  For the period June 21, 2005 (date of inception) through April 30, 2013 there is an accumulated loss in the amount of $26,715,253.

Lightlake has not attained profitable operations and is dependent upon obtaining financing to pursue its objectives and further certain planned initiatives.  In their report on the Company’s financial statements at April 30, 2013 and July 31, 2012, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Lightlake’s cash reserves are not sufficient to meet its obligations for the next twelve-month period.  As a result, the Company will need to seek additional funding in the near future.  The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of its common stock.  However, during the current quarter, the Company received a $600,000 equity investment, which increased the cash position of the Company.

On April 16, 2013, Lightlake entered into an agreement and subsequently received funding in the amount of $600,000 for the research, development, marketing and commercialization of its treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 6.0% of the net profit generated from the product, which net profit is calculated after the deduction of certain expenses and payments.

At this time, Lightlake cannot provide investors with any assurance that it will be able to obtain sufficient funding from debt financing or the sale of its common stock to meet its obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs.  The Company has no material commitments for capital expenditures as of April 30, 2013.

Lightlake’s assets for the nine month period ended April 30, 2013 increased to $663,175 from the Company’s assets of $44,976 as of July 31, 2012.  During the nine month period ended April 30, 2013 the Company increased its cash position by securing outside funding.  The Company’s liabilities for the nine month period ended April 30, 2013 increased $604,860 to $1,189,307 from a July 31, 2012 balance of $663,694.  This increase in liabilities included a short-term loan of $350,000 from two of the Company’s officers and an outside director.  The Company also received proceeds from sale of $170,480 in convertible notes payable.

Lightlake’s cash position of $609,901 at April 30, 2013, although greater than the balance at July 31, 2012 of $20,423 is not sufficient to meet the Company’s obligations for the next twelve-month period.  As a result, the Company will need to seek additional funding.  The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock.  At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lightlake believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s consolidated financial statements.

Lightlake prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Lightlake issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Lightlake issues options and warrants to consultants, directors, and officers as compensation for services.  These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves.  This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, Lightlake estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

Fair value estimates used in preparation of the consolidated financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of Lightlake’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Off-Balance Sheet Arrangements

Lightlake had no off balance sheet arrangements as of April 30, 2013 and July 31, 2012.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system; (2) we do not have an audit committee (3) we have a lack of outside directors on the board of directors. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC’s reporting requirements and they both personally certify our financial reports.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On February 21, 2013, Lightlake issued 2,000,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $120,000.

On March 14, 2013, Lightlake issued 750,000 shares in exchange for services rendered.  The shares issued in this transaction were valued at market and amounted to $37,500.

On March 25, 2013, Lightlake sold 666,667 shares of common stock through a private placement at $0.06 per share.  The proceeds from the sale of these shares amounted to $40,000.

On March 29, 2013, Lightlake sold 250,000 shares of common stock through a private placement at $0.06 per share.  The proceeds from the sale of these shares amounted to $15,000.

On April 16, 2013, the Company entered into an agreement and subsequently received funding in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 6.0% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months the investor will have a sixty day option to receive 7,500,000 shares of common stock in lieu of the 6.0% interest in the product.

The aforementioned shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of Lightlake’s common stock qualified for exemption under Section 4(2) since the issuance shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which the Company sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(2) since the investor agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Options

On November 26, 2012, Lightlake issued 3,500,000 stock options to its Chief Financial Officer to purchase its common stock at $0.12 per share in exchange for services rendered.  These are ten year options and expire in 2022 and 2023.

On December 31, 2012, Lightlake issued a total of 5,000,000 stock options to its executive officers to purchase its common stock at $0.12 per share in exchange for services rendered.  These are ten year options and expire in 2022.

On December 31, 2012, Lightlake issued a total of 24,500,000 stock options to its executive officers and a director to purchase its common stock at $0.15 per share in exchange for services rendered.  These are five year options and expire in 2017.   These options may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days, and (ii) December 30, 2017.

On January 22, 2013, Lightlake issued 1,750,000 stock options to an advisor to purchase its common stock at $0.15 per share in exchange for services rendered.  These are five year options and expire in 2018.  These options may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days, and (ii) January 22, 2018.

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

LIGHTLAKES THERAPUETICS INC.

Date: June 14, 2013	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: June 14, 2013	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

