Form 10-K
period 2013-07-31
Lightlake Therapeutics Inc.
filed 2013-10-29
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of January 31, 2013 was $10,488,187.

As of October 23, 2013, the registrant had 168,800,210 shares of common stock issued and outstanding.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

Item 1. Business.

Our Company

Lightlake Therapeutics Inc. (“Lightlake” or the “Company”) is an early stage biopharmaceutical company using the Company’s expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.  The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31 and the Company is a Development Stage Company.  The Company is currently developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder. The Company also is developing a treatment for managing the complications of opioid drug addiction in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). The Company’s strategy is to develop treatments to addictions and related disorders based on the Company’s expertise using opioid antagonists.

Lightlake is developing a treatment for Binge Eating Disorder derived from the “Sinclair Method,” which was developed by Dr. David Sinclair and originally intended for the treatment of alcohol dependency.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the United States Food and Drug Administration (“FDA”) approved the use of naltrexone as a treatment for alcohol dependency.  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism.

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

Lightlake considers naloxone the optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge.  Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone works to selectively remove only unhealthy eating responses.  Moreover, the Company believes that the Company’s treatment is well-suited for treating Binge Eating Disorder as it is unlikely to be used in a truly chronic manner.  The Company expects that patients will only administer the treatment when they have the urge to binge eat, and the Company expects that they will require less of the spray over time as they regain control of their eating habits.

In 2011, Lightlake commenced a randomized double-blind placebo controlled Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  The Company believed that the Company’s approach could deliver successful outcomes in a challenging area that recently encountered several failures. The Company randomly selected 138 patients meeting the criteria for Binge Eating Disorder from over 900 applicants and 127 patients enrolled in the trial.  While each patient was randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients participated in an exercise program—a behavior that the Company believes can be reinforced through this approach.  Some of the patients carried the A118G, which is a genetic variant for the Mu Opioid receptor, and the Company planned to determine whether their response to treatment differed.  The Company contracted the Phase II trial operations to Lightlake Sinclair of Helsinki, Finland.

In April 2012, Lightlake completed the Phase II trial. Results from this study have been very encouraging, whereby patients receiving naloxone demonstrated a significant reduction over placebo in reducing bingeing.  In addition, the patients receiving the naloxone nasal spray lost weight in the second half of the study and it would appear that patients with the highest BMI tended to reduce their bingeing the most. On May 23, 2013, Lightlake presented the results at the American Psychiatric Association (“APA”) Annual Meeting in San Francisco. Binge Eating Disorder has been added to the fifth edition of the APA’s Diagnostic and Statistical Manual of Mental Disorders (“DSM-5”), which was launched at the APA Annual Meeting. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment, and research.

Lightlake now aims to collaborate with other parties to progress the Company’s drug development program for Binge Eating Disorder.  The Company has identified suitable centers in the United States and has plans for Imperial College London, United Kingdom, to be a major site for the European Union.  The Company currently has agreements to collaborate with Celesio AG and Lloyds Pharmacy, and the Company plans to pursue relationships to provide funding and strategic relationships that would help the Company reach key milestones.  The Company aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing, as well as potential patents that relate to the use of opioid antagonists.  In particular, the Company is looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at King’s College London, UK, as the Company is confident that it can apply the same science to develop a solution for this condition.

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse of the NIDA, part of the NIH, to co-develop a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology. The goal of the collaboration is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively addresses the complications of opioid addiction within 18 months.

Principal Products or Services and Markets

General Information

During the fiscal year ended July 31, 2013, Lightlake carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair.  The Company was informed on October 15, 2010, that the US Patent application was approved. The Company has successfully commenced and completed a Phase II Binge Eating Disorder trial. The Company also has collaborated with NIDA, part of the NIH, with respect to developing a treatment for managing the complications of opioid drug addiction. The Company has also planned to widen the Company’s pipeline through collaboration with Professor Strang, King’s College London, UK, to develop a treatment for overdose and develop a treatment for premenstrual syndrome overeating using the Company’s patented technology.

In November 2009, Lightlake’s clinical trial team in Helsinki, Finland was granted ethical approval to begin screening subjects for the Phase II clinical trials of the opioid antagonist-based nasal spray treatment for Binge Eating Disorder.  From the approximately 900 people who contacted the Company wanting to participate in these trials, 298 of these applicants had gene samples analyzed and 138 subjects were subsequently selected. Of these, 127 entered the trial.

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

On November 29, 2010, Lightlake announced Dr. Michael Sinclair, a seasoned healthcare executive, as the Company’s new Executive Chairman.  His experience and capability in the healthcare industry is invaluable for the Company.

On December 16, 2010, Lightlake announced it had acquired US Patent 5,587,381, entitled: “Method for Terminating Methadone Maintenance through Extinction of the Opiate-taking Responses,” using an opioid antagonist as treatment.  The patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share.  The issuance date of these warrants was November 29, 2010 and they expire in 5 years.  The potential to expand the product pipeline into this area is important progress for the Company as the Company aims to leverage the Company’s capabilities into new therapeutic areas in the future.

On December 29, 2010, Lightlake announced that it had appointed Mary K. Pendergast J.D., LL.M., as the Company’s advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the FDA.  Her appointment is a significant addition to the team as her expertise as well as her wealth of knowledge will assist the Company in navigating through an increasingly challenging regulatory environment.

On October 15, 2010, Lightlake was informed by the Examiner at the US Patent office that the Company’s US patent application, 11/031,534, was approved, and that the Company’s US patent would be granted.  On March 22, 2011, the Company’s patent was officially issued—the patent number is: 7,910,599.

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

On April 17, 2012, Lightlake appointed Kevin A. Pollack to the Company’s board of directors.  Mr. Pollack has been an investment banker and securities attorney at Banc of America Securities and Sidley Austin (formerly Brown & Wood), respectively, and has previous asset management experience at Paragon Capital. He is a magna cum laude graduate of the prestigious Wharton School and holds JD and MBA degrees from Vanderbilt University, where he graduated with Beta Gamma Sigma honors. Currently, Mr. Pollack sits on the board of directors of MagneGas Corporation and Pressure BioSciences, Inc. He also is President of Short Hills Capital LLC.

On August 8, 2012, Lightlake announced the final data from the Phase II trial investigating the use of naloxone intra-nasally as a treatment for Binge Eating Disorder.  Results from this study were very encouraging, whereby patients receiving naloxone demonstrated a significant reduction over placebo in reducing bingeing.  In addition, the patients receiving the naloxone nasal spray lost weight in the second half of the study and it would appear that patients with the highest BMI tended to reduce their bingeing the most.

On November 26, 2012, Lightlake appointed Kevin A. Pollack, a board member of the Company, as Chief Financial Officer (CFO) of the Company.

On December 31, 2012, Lightlake appointed Geoffrey Wolf to the Company’s board of directors. Mr. Wolf resides in Switzerland. After graduating with a Business degree from Middlesex University in 1976, he spent 35 years of his career in international commerce and industry, working closely with companies dealing with minerals, pharmaceuticals, metals, mining, oil and gas, hospitality, and real estate.

On January 22, 2013, Lightlake appointed Brad Miles as a senior advisor to the Company. Mr. Miles has served as a Director and Senior Investment Executive at ScotiaMcLeod, the investment arm of Scotiabank and has authored two books on investing.

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of NIDA, part of the NIH, to co-develop a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology. Under the terms of the agreement, the DPMCDA of NIDA will sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA plans to file an IND for a final larger study. The goal of the collaboration is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively addresses the complications of opioid addiction within 18 months.

With respect to Lightlake’s potential treatment for opioid addiction, on April 16, 2013 and May 30, 2013, the Company entered into agreements and subsequently received funding from one investor in the amounts of $600,000 and $150,000, respectively, for the research, development, marketing and commercialization of the Company’s aforementioned treatment for opioid addiction. In exchange for these investments, the Company agreed to pay the investor 6.0% and 1.5%, respectively, of the net profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months of the dates of investment, the investor will have a sixty day option to receive 7,500,000 and 1,875,000 shares of common stock in lieu of the 6.0% and 1.5% interests in the product, respectively. This investment was accounted for as an equity investment and increased paid in capital.

On May 23, 2013, Lightlake presented the results of the Company’s Phase II clinical trial of the Company’s nasal spray treatment for Binge Eating Disorder at the APA Annual Meeting in San Francisco. Binge Eating Disorder has been added to the fifth edition of the DSM-5, which was launched at the APA Annual Meeting. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment, and research. This manual is the product of more than 10 years of effort by hundreds of international experts in all aspects of mental health. DSM-5 diagnostic criteria are concise and explicit, intended to facilitate an objective assessment of symptom presentations in a variety of clinical settings from inpatient to primary care. Binge Eating Disorder is defined in the DSM-5 chapter on Feeding and Eating Disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress. The chapter also includes changes in the requirements for diagnosis of Anorexia Nervosa and Bulimia Nervosa, two potential additional indications for the Company’s treatment.

On July 17, 2013, Lightlake entered into a three year consulting agreement for consulting and advisory services related to the development of the Company’s potential treatment for opioid addiction. In exchange for these services, the Company has agreed to pay the consultant 5.0% of the net profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months the consultant will have a sixty day option to receive 6,250,000 shares of common stock in lieu of the 5.0% interest in the product.

Lightlake has not attained profitable operations and is dependent upon obtaining financing.

Lightlake anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock.  However, the Company may not be able to raise sufficient funding to fund its operations.

Lightlake has not had a bankruptcy, receivership or similar proceeding.

Lightlake has not had material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Lightlake is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing of pharmaceutical product.

Lightlake is required to apply for or have any government approval for the Company’s products or services.

Our Growth Strategies

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipate commencing further trials based on the Company’s existing as well as potential patents.

Lightlake aims to collaborate with other parties to progress the Company’s drug development program for Binge Eating Disorder.  The Company has identified suitable centers in the United States and has plans for Imperial College London, United Kingdom, to be a major site for the European Union.  The Company currently has agreements to collaborate with Celesio AG and Lloyds Pharmacy, and the Company plans to pursue relationships to provide funding and strategic relationships that would help the Company reach key milestones. The Company also is looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at King’s College London, UK, as the Company is confident that it can apply the same science to develop a solution for this condition. In working with King’s College, which has an internationally renowned eating disorder unit, the Company believes that it will considerably strengthen the Company’s already distinguished research and development team.  Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, would serve as valuable guides for these Phase II trials.

Lightlake aims to develop a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively addresses the complications of opioid addiction within 18 months.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding from debt financing or the sale of the Company’s common stock to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.  The Company has no material commitments for capital expenditures as of July 31, 2013.

Employees

As of July 31, 2013, Lightlake has three permanent employees.  In addition, the Company has numerous outside consultants that are not on the Company’s payroll.

Item 1A.  Risk Factors.

Lightlake is a developmental stage company and expects to incur significant operating losses for the foreseeable future.

Lightlake was incorporated on June 21, 2005.  The Company operates as an early stage biopharmaceutical company focusing on using the Company’s expertise in opioid antagonists to build a platform of innovative solutions to common addictions and related disorders.  The Company has not generated any revenues as of the date of this report.   The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders.  These potential problems include, but are not limited to, unanticipated problems relating to the clinical trials, changes in the regulatory landscape, and additional costs and expenses that may exceed current budget estimates for the completion of the trials.  Prior to completion of any Phase III clinical trials with respect to treating obesity and eating disorders, the Company anticipates that the Company will incur increased operating expenses.  The Company expects to incur significant losses into the foreseeable future. The Company recognizes that if the Company is unable to generate funding, the Company will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful.  If the Company is unsuccessful in addressing these risks, then the Company will most likely fail.

Lightlake’s independent auditor has issued an audit opinion for the Company which includes a statement describing the company’s going concern status. The Company’s financial status creates a doubt whether the Company will continue as a going concern.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenue.

The trading in Lightlake’s shares is regulated by Securities and Exchange Commission rule 15g-9 which established the definition of a "penny stock."

Lightlake’s shares are defined as a “Penny Stock” under the Securities and Exchange Act of 1934, and rules of the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Lightlake will incur ongoing costs and expenses for sec reporting and compliance. Without revenue the Company may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Lightlake’s shares are quoted on the OTC Market under the symbol “LLTP.”  To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for the Company to remain in compliance the Company will require cash to cover the cost of these filings, which could comprise a substantial portion of the Company’s available cash resources.  If the Company is unable to remain in compliance it may be difficult for the Company’s shareholders to resell any shares, if at all.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

Lightlake does not currently own any physical property.  The Company is currently utilizing space provided by an officer of the Company free of charge at 86 Gloucester Place, London, England for corporate offices.  The Company believes that the current premises are sufficient for the Company’s needs at this time.

Lightlake currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since April 2007, Lightlake’s common stock has been listed for quotation on the OTCQB under the symbol “LLTP”.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First quarter ended October 31, 2011	$0.66	$0.35
Second quarter ended January 31, 2012	$0.55	$0.06
Third quarter ended April 30, 2012	$0.13	$0.05
Fourth quarter ended July 31, 2012	$0.19	$0.06

Fiscal Year 2013
First quarter ended October 31, 2012	$0.17	$0.11
Second quarter ended January 31, 2013	$0.15	$0.06
Third quarter ended April 30, 2013	$0.09	$0.04
Fourth quarter ended July 31, 2013	$0.05	$0.02

Approximate Number of Equity Security Holders

As of July 31, 2013, there were approximately 109 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

There are no restrictions in Lightlake’s articles of incorporation or bylaws that prevent the Company from declaring dividends.  The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Lightlake would not be able to pay the Company’s debts as they become due in the usual course of business; or

2.	Lightlake’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Lightlake has not declared any dividends, and the Company does not plan to declare any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Common Stock

On June 7, 2013, the Company issued 2,000,000 shares to a consultant in exchange for investor relations services rendered. The shares issued in this transaction were valued at market and amounted to $82,000.

On July 15, 2013, the Company issued 856,708 shares in exchange for services rendered to consultants for investor relations and for legal services. The shares issued in this transaction were valued at market and amounted to $20,561.

On July 16, 2013, the Company issued 675,000 shares to consultants in exchange for services rendered connected to investor relations and accounting services. The shares issued in this transaction were valued at market and amounted to $18,900.

On July 26, 2013, the Company issued 438,596 shares to a consultant in exchange for services rendered connected to investor relations. The shares issued in this transaction were valued at market and amounted to $13,816.

Stock Options

On May 1, 2013, the Company granted its executive officers cashless stock options to purchase a total of 15,000,000 shares of its common stock at $.08 per share. These options expire in ten years on April 30, 2023. 7,500,000 of these options may only be exercised between the following dates: (i) the date on which an Investigational New Drug Application is submitted to the U.S. Food and Drug Administration for the Company’s product that is expected to enter into an initial trial sponsored by the National Institutes of Health; and (ii) April 30, 2023. 7,500,000 of these options may only be exercised between the following dates: (i) the date on which the aforementioned initial trial sponsored by the National Institutes of Health commences; and (ii) April 30, 2023.

On May 1, 2013, the Company granted its executive officers cashless stock options to purchase a total of 7,500,000 shares of its common stock at $.10 per share. These options expire in ten years on April 30, 2023. 3,750,000 of these options may only be exercised between the following dates: (i) the date on which an Investigational New Drug Application is submitted to the U.S. Food and Drug Administration for the Company’s product that is expected to enter into an initial trial sponsored by the National Institutes of Health; and (ii) April 30, 2023. 3,750,000 of these options may only be exercised between the following dates: (i) the date on which the aforementioned initial trial sponsored by the National Institutes of Health commences; and (ii) April 30, 2023.

These shares and options were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6.      Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended July 31, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

Currently, Lightlake is focused on developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time, and a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology.

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

During the year ended July 31, 2013, Lightlake carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair.  The Company was informed on October 15, 2010, that the US Patent application was approved. The Company has successfully commenced and completed a Phase II Binge Eating Disorder trial. The Company has also planned to widen its pipeline through collaboration with Professor Strang, King’s College London, UK, to develop a treatment for overdose and develop a treatment for premenstrual syndrome overeating using the Company’s patented technology.

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

With respect to Lightlake’s potential treatment for opioid addiction, on April 16, 2013 and May 30, 2013, the Company entered into agreements and subsequently received funding from one investor in the amounts of $600,000 and $150,000, respectively, for the research, development, marketing and commercialization of the Company’s aforementioned treatment for opioid addiction. In exchange for these investments, the Company agreed to pay the investor 6.0% and 1.5%, respectively, of the net profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months of the dates of investment, the investor will have a sixty day option to receive 7,500,000 and 1,875,000 shares of common stock in lieu of the 6.0% and 1.5% interests in the product, respectively. This investment was accounted for as an equity investment and increased paid in capital.

Lightlake has not attained profitable operations and is dependent upon obtaining financing.

Lightlake anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock.  However, the Company may not be able to raise sufficient funding to fund its operations.

Lightlake has not had a bankruptcy, receivership or similar proceeding.

Lightlake has not had material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Lightlake is required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing of pharmaceutical product.

Lightlake is required to apply for or have any government approval for the Company’s products or services.

Results of Operations

The following compares Lightlake’s operations for the years ended July 31, 2013 to the same period at July 31, 2012.

Revenues

Lightlake did not have any revenues during the years ended July 31, 2013 or 2012, and has generated no revenues since inception as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

General and Administrative Expenses

Lightlake’s operating expenses were incurred in the amounts of $4,284,574 and $12,335,706 for the years ended July 31, 2013 and 2012, respectively.  The difference in the year over year change of $8,051,132 was primarily due to stock based compensation issued to outside consultants in the amount of $7,542,133 during the year ended July 31, 2012.

Research and Development

Lightlake spent $282,670 and $506,169 during the years ended July 31, 2013 and 2012, respectively. This decrease was the result of the Company’s Phase II clinical testing that was occurring during the year ended July 31, 2012. The Company does not anticipate any decreases in expenditures related to research and development; however, the Company’s research and development initiatives and processes are dependent on the ability of the Company to raise capital.

Interest Expense

During the years ended July 31, 2013 and 2012, Lightlake’s interest expense was $553,045 and $61,389, respectively. The increase in fiscal 2013 was due to an increase in borrowings of $604,500 to fund the operations of the Company.

Net Loss

The comparable net loss for the year ended July 31, 2013 and since inception was $4,655,493 and $28,584,388, respectively, as compared to the net loss for the same year ended July 31, 2012 and since inception of $12,421,188 and $23,928,895, respectively. Included in these net losses was the recognition of interest expense, derived from the issuance of convertible notes payable and the issuance of common stock to outside consultants for services rendered in the amount of $937,353 in 2013 and $10,048,857 during the same period in 2012.  Additionally, Lightlake has recognized debt discounts and beneficial conversion features of our derivative debt contracts arising out of the Company’s convertible notes payable.

Lightlake has not attained profitable operations and is dependent upon obtaining financing to pursue its objectives and further certain planned initiatives.  In their report on the Company’s financial statements at July 31, 2013 and July 31, 2012, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Lightlake’s cash reserves are not sufficient to meet its obligations for the next twelve-month period.  As a result, the Company will need to seek additional funding in the near future.  The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of its common stock.  However, during the third and fourth quarters the Company received equity investments of $600,000 and $150,000, respectively, which increased the cash position of the Company.

At this time, Lightlake cannot provide investors with any assurance that it will be able to obtain sufficient funding from debt financing or the sale of its common stock to meet its obligations over the next twelve months or that the terms of the financing will be favorable to the Company.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs.  The Company has no material commitments for capital expenditures as of July 31, 2013.

The financial position of Lightlake at the year ended July 31, 2013 showed an increase in assets from July 31, 2012 of $44,976 to $643,053, respectively. This was due to an increase in the Company’s cash position, which was the direct result of outside funding occurring during the Company’s third and fourth quarters. The liabilities at July 31, 2013 increased to $1,633,069 from $663,694 at July 31, 2012. This increase was the result of a short-term loan of $350,000 from two of its officers and an outside director and an investment into the Company’s opioid addiction treatment program of $750,000.

Lightlake’s cash position of $598,623 at July 31, 2013 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to seek additional funding.  The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock.  At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

Going Concern

Lightlake is a Development Stage Company.  The Company’s independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Plan Of Operation

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

Lightlake aims to collaborate with other parties to progress the Company’s drug development program for Binge Eating Disorder.  The Company has identified suitable centers in the United States and has plans for Imperial College London, United Kingdom, to be a major site for the European Union.  The Company currently has agreements to collaborate with Celesio AG and Lloyds Pharmacy, and the Company plans to pursue relationships to provide funding and strategic relationships that would help the Company reach key milestones. The Company also is looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at King’s College London, UK, as the Company is confident that it can apply the same science to develop a solution for this condition. In working with King’s College, which has an internationally renowned eating disorder unit, the Company believes that it will considerably strengthen the Company’s already distinguished research and development team.  Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, would serve as tremendous guides for these Phase II trials.

Lightlake aims to further develop a treatment for opioid addiction that utilizes the Company’s innovative proprietary technology. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively addresses the complications of opioid addiction within 18 months.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding from debt financing or the sale of the Company’s common stock to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.  The Company has no material commitments for capital expenditures as of July 31, 2013.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of July 31, 2013 and 2012.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended July 31, 2013.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

 We are not required to provide the information required by this Item because we are a smaller reporting company

Item 8.  Financial Statements.

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Financial Statements

For the Years Ended

July 31, 2013 and 2012

From Inception (July 21, 2005)

to July 31, 2013

Lightlake Therapeutics Inc.

Index to Financial Statements

July 31, 2013 and 2012

Page
Number

Financial Statements:

Report of Independent Registered Public Accounting Firm	19

Balance Sheets as of July 31, 2013 and 2012	20

Statements of Operations for the years ended July 31, 2013 and 2012 and from Inception (July 25, 2005) to July 31, 2013	21

Statement of Shareholders' Equity (Deficit) from Inception (July 25, 2005) to July 31, 2013	22

Statement of Cash Flows for the years ended July 31, 2013 and 2012 and from Inception (July 25, 2005) to July 31, 2013	23

Notes to Financial Statements	24 to 38

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd – Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Lightlake Therapeutics Inc.

We have audited the accompanying balance sheets of Lightlake Therapeutics Inc., a development stage company, as of July 31, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from June 21, 2005 (date of inception) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightlake Therapeutics Inc. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from June 21, 2005 (date of inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a comprehensive net loss, negative cash flow from operating activities, and is still in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co. CPAs, LLC
Clearwater, Florida
October 23, 2013

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Balance Sheets

As of

July 31,

	2013	2012

Assets
Current assets
Cash and cash equivalents	$598,623	$20,423
Prepaid insurance	21,250	-
Total current assets	619,873	20,423

Other assets
Patents and patent applications (net of accumulated amortization of $4,270 at July 31, 2013 and $2,897 at July 31, 2012)	23,180	24,553

Total assets	$643,053	$44,976

Liabilities and Shareholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$40,767	$55,497
Accrued salaries and wages	457,636	56,300
Due to related party	350,000	136,412
Convertible notes payable, net of debt discounts	25,000	223,693
Derivative liability	9,666	191,792
Total current liabilities	883,069	663,694

Deferred revenue	750,000	-
Total liabilities	1,633,069	663,694

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 164,699,973 shares issued and outstanding at July 31, 2013 and 126,083,416 shares issued and outstanding at July 31, 2012	164,700	126,083
Additional paid-in capital	27,429,672	23,184,094
Accumulated deficit during the development stage	(28,584,388)	(23,928,895)
Total stockholders' equity (deficit)	(990,016)	(618,718)
Total liabilities and stockholders' equity (deficit)	$643,053	$44,976

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Statements of Operations

For the years ended, July 31, 2013 and 2012 and the period

From inception (June 21, 2005) to July 31, 2013

	For the		From Inception
	Years Ended		(June 21, 2005)
	July 31,		to July 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses
General and administrative	4,001,904	11,829,537	27,343,296
Research and development	282,670	506,169	788,839
Mineral interests	-	-	39,015
Total operating expenses	4,284,574	12,335,706	28,171,150

Income (loss) from operations	(4,284,574)	(12,335,706)	(28,171,150)

Other income (expense)
Interest expense	(553,045)	(61,389)	(614,434)
Change in derivative	182,126	(24,093)	158,033
Debt forgiveness	-	-	43,163
Total other income (expense)	(370,919)	(85,482)	(413,238)

Income (loss) before provision for income taxes	(4,655,493)	(12,421,188)	(28,584,388)

Provision for income taxes	-	-	-

Net income (loss)	$(4,655,493)	$(12,421,188)	$(28,584,388)

Basic loss per common share:
Earnings (loss) per common share	$(0.03)	$(0.12)
Basic weighted average common shares outstanding	143,243,425	103,881,283

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

For the period from Inception (June 21, 2005)

to July 31, 2013

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	30,000

Net income (loss)				(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$(32,125)	$23,375

Net income (loss)				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	$(65,730)	$(10,230)

Net income (loss)				(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	$(83,654)	$(28,154)

Net income (loss)	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	1,358,800

Net income (loss)	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	6,118,170

Stock based compensation from issuance of stock options	-	-	531,250	-	531,250

Net (loss)	-	-	-	(9,435,787)	(9,435,787)

Balance at July 31, 2011	76,976,333	$76,976	$11,092,214	$(11,507,707)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-

Stock based compensation from issuance of stock options	-	-	1,027,501	-	1,027,501

Stock based compensation from issuance of stock warrants	-	-	161,700	-	161,700

Net (loss)	-	-	-	(12,421,188)	(12,421,188)

Balance at July 31, 2012	126,083,416	$126,083	$23,184,094	$(23,928,895)	$(618,718)

Sales of common stock	916,666	917	54,083	-	55,000

Stock issued for services	12,265,568	12,266	925,087	-	937,353

Conversion of Convertible Notes Payable to Common Stock	25,334,323	25,334	777,078	-	802,412

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	13,500

Stock based compensation from issuance of stock options	-	-	1,428,901	-	1,428,901

Stock based compensation from issuance of warrants	-	-	920,463	-	920,463

Forgiveness of debt by related party			126,566		126,566

Net (loss)	-	-	-	(4,655,493)	(4,655,493)

Balance at July 31, 2013	164,699,973	$164,700	$27,429,672	$(28,584,388)	$(990,016)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

For the years ended July 31, 2013 and 2012 and the period

From inception (June 21, 2005) to July 31, 2013

	For the		From Inception
	Years Ended		(June 21, 2005)
	July 31,		to July 31,
	2013	2012	2013

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(4,655,493)	$(12,421,188)	$(28,584,388)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Amortization	1,373	1,373	4,270
Issuance of common stock for services	937,353	10,048,857	18,463,180
Issuance of common stock as deferred financing cost	13,500	-	13,500
Stock based compensation from issuance of options	1,428,901	1,027,501	2,987,652
Stock based compensation from issuance of warrants	920,463	161,700	1,082,163
Accreted interest on debt discounts	423,373	57,392	480,765
Change in derivative	(182,126)	24,093	(158,033)

Changes in assets and liabilities:
(Increase) in prepaid insurance	(21,250)	-	(21,250)
Increase (decrease) in accounts payable	(14,730)	(48,639)	40,767
Increase in accrued salaries and wages	401,336	52,173	457,636
Net cash provided from (used by) operating activities	(747,300)	(1,096,738)	(5,233,738)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related parties	350,000	-	922,587
Borrowings on convertible notes payable	170,500	434,000	604,500
Payments to related parties on notes payable	-	(171,557)	(436,175)
Investment received in exchange for royalty agreement	750,000	-	750,000
Issuance of common stock for cash	55,000	802,929	3,991,449
Net cash provided from (used by) financing activities	1,325,500	1,065,372	5,832,361

Net increase (decrease) in cash and cash equivalents	578,200	(31,366)	598,623
Cash and cash equivalents, beginning of period	20,423	51,789	-
Cash and cash equivalents, end of period	$598,623	$20,423	$598,623

Supplemental disclosure
Interest paid during the period	$257,754	$6,726	$264,480
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$270,844	$100,000	$370,844
Debt discounts attributable to derivative valuation	$152,078	$167,699	$319,777

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to Financial Statements
For the years ended, July 31, 2013 and 2012
and from inception (June 21, 2005) to July 31, 2013

1.	Organization, Description of Business, and Basis of Accounting

Business Organization

Lightlake Therapeutics Inc., (formerly known as Madrona Ventures, Inc.) (“Lightlake” or the “Company”), was originally incorporated in the State of Nevada on June 21, 2005. On September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company’s fiscal year end is July 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $598,623 and $20,423 at July 31, 2013 and July 31, 2012, respectively. The Company maintains cash balances at a financial institution located in London, England (United Kingdom) and is insured up to $128,999 by the Financial Services Compensation Scheme (United Kingdom equivalent of the Federal Deposit Insurance Corporation). The Company’s balances exceeded these insured limits.

Long-Lived Assets

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3 to 7 years). The Company capitalizes all asset purchases greater than $500 having a useful life greater than one year.

The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight line method over their estimated useful lives (20 years).

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any years presented.

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

Dilutive earnings per share have not been disclosed, as the result would be anti-dilutive. At July 31, 2013, potentially dilutive common stock equivalents are approximately 178,805,000 consisting of 177,725,000 options and warrants and 1,080,000 from convertible notes payable.

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

The Company had stock-based compensation of $937,353 and $10,048,857 for the years ending July 31, 2013 and 2012, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2013.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the years ending July 31, 2013 and 2012 totaled $350,000 and $136,412, respectively, and were comprised of loans to the Company.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  At July 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of July 31, 2013 and 2012, the deferred tax asset related to the Company’s net operating loss (NOL) carry-forward is fully reserved.

Foreign Currency Translation

The Company’s functional currency is the United States Dollar. In accordance with ASC Topic 830, “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States Dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

In February, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. If a component is not required to be reclassified to net income in its entirety, it is cross-referenced to the related footnote for additional information. This ASU is effective for reporting years beginning after December 15, 2012, with early adoption permitted. As the objective of this accounting standard is to improve the reporting of classifications out of accumulated other comprehensive income and the information is already required to be disclosed elsewhere in the financial statements the adoption of this standard has not impacted our financial position or results of operations.

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

4.	Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances at one financial institution in several accounts. This bank is located in London, England (United Kingdom) and is insured by the Financial Services Compensation Scheme (United Kingdom equivalent of the Federal Deposit Insurance Corporation) and is insured up to $128,999 or 85,000 GBP. At July 31, 2013 the Company had uninsured cash balances $469,624.

5.	Related Party Transactions

At July 31, 2013, the Company had loans outstanding with its three officers and a director in the amount of $350,000. During December 2012, funds were advanced in the amount of $350,000 to cover the short-term cash needs of the Company. These loans accrue interest at 6.0% per annum. Additionally, loans from the prior year were forgiven in the amount of $136,412.

Prior to fiscal 2009, and though the date of the Belmont Agreement (See Note 11), a former officer of the Company advanced funds to the Company for working capital needs. The amounts were non-interest bearing, unsecured, with no stated terms or repayment. Concurrent with the Belmont Agreement, the former officer forgave the advances aggregating $28,816.

6.	Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2013	July 31, 2012

Income tax expense at statutory rate	$(1,584,705)	$(4,618,199)

Valuation allowance	1,584,705	4,619,199

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2013	July 31, 2012

Net Operating Loss Carryover	$(10,916,974)	$(9,106,205)

Valuation allowance	10,916,974	9,106,205

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $27,942,030 as of July 31, 2013 which begins to expire in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry-forwards that were derived solely from operating losses from prior years. These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. No provision was made for federal income taxes as the Company has significant net operating losses.

At July 31, 2013 and 2012, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at July 31, 2013 and 2012.

7.	Patent and Patent Applications

On August 24, 2009, the Company acquired European Patent EP1681057B1 and U.S. Patent Application 11/031,534 through the issuance of 20,333,000 shares of its common stock. The Company recorded the patents at $20,333, which approximated the fair market value. The costs associated with these patents are being depreciated on a straight line basis over a period of 20 years.

On December 16, 2011 the Company acquired U.S. Patent 5,587,381, entitled: ‘Method for terminating methadone maintenance through extinction of the opiate-taking responses, using an opioid antagonist as treatment.’ This patent was acquired for 7,116,667 warrants to purchase the Company’s common stock at a price of $0.25 per share. The issuance date of these warrants was November 29, 2010 and expire in five years.

8.	Convertible Notes Payable

The following debt is outstanding:

A Convertible Note Payable, with an original face value of $25,000, dated October 29, 2012, maturing April 29, 2013, accrues interest at 12%, having a debt discount of $25,000 amortized to interest with $0 unamortized, convertible at 50% discount to market, defined as the average of the three lowest trading prices during the ten trading day period prior to the conversion date (effective discount estimated at 80%). If converted at July 31, 2013, it would represent approximately 1,080,000 additional shares.  Interest accrued to date is $2,260.

Convertible Note Payable	$25,000
Less: Long-term portion	-
Current Portion	$25,000

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore the conversion options was bifurcated for accounting purposes and accounted for at fair value as a derivative liability.. The Company has recognized a derivative liability at origination, in excess of the loan amount, of which $25,000 was recognized as a debt discount, which has been amortized over the life of the loan to interest expense. A charge to the statement of operations was made to provide for the remaining portion of the recognized derivative liability at origination. The Company has re-measured the derivative at year end, resulting in a liability of $9,666 as of July 31, 2013.

 The derivative valuation was calculated using the Black-Scholes Model for the conversion feature. Assumptions to the calculation were as follows:

Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	.11%
Expected lives (years)	0.493
Expected price volatility	76.9%
Forfeiture Rate	0.00%

9.	Deferred Revenue

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

On May 30, 2013 entered into an agreement and subsequently received additional funding totaling $150,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 1.50% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months the investor will have a sixty day option to receive 1,875,000 shares of common stock in lieu of the 1.50% interest in the product.

On July 17, 2013, the Company entered into a three year consulting agreement for consulting and advisory services related to the development of the Company’s naloxone hydrochloride nasal spray. In exchange for these services, the Company has agreed to pay the consultant 5.0% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months the consultant will have a sixty day option to receive 6,250,000 shares of common stock in lieu of the 5.0% interest in the product.

This investment was accounted for as a liability pursuant to current accounting research until such time as the product comes to market, at which time it will be recognized as revenue. However, if the milestone is not achieved then the investment will be recorded as additional paid-in capital upon issuance of the common stock.

10.	Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001. At July 31, 2013 and July 31, 2012 there were 164,699,973 and 126,083,416 shares issued and outstanding, respectively. The Company has no other classes of shares authorized for issuance.

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

On April 7, 2011, the Company sold 340,000 shares of its common stock at $0.25 per share, which represented a discount to market in the amount of $85,000. The shares issued in this transaction were valued at $207,400.

On April 20, 2011, the Company issued 680,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $462,400.

On April 20, 2011, the Company sold 1,680,000 shares of its common stock at $0.25 per share, which represented a discount to market in the amount of $420,000. The shares issued in this transaction were valued at $1,142,400.

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

On June 7, 2013, the Company issued 2,000,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $82,000.

On July 15, 2013, the Company issued 856,708 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $20,561.

On July 16, 2013, the Company issued 675,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $18,900.

On July 26, 2013, the Company issued 438,596 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $13,816.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized in the Statement of Operations for the years, July 31, 2013 and 2012 was $2,012,285 and $531,250, respectively.

On December 15, 2010, the Company granted two of its officers options to purchase 7,500,000 shares of its common stock at $0.60 per share. Also, on December 15, 2010, the Company granted its Chief Executive Officer options to purchase 1,000,000 shares at a price of $1.20 per share. These options expire December 15, 2013. The Company’s stock price closed at $0.30 on the date these options were granted. The Company is recognizing the expense over the vesting period. The total fair value of the compensation was computed to be $2,550,000, of which $1,000,000 has been recognized as compensation expense for the year ended July 31, 2013.

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

On January 30, 2012, the Company granted all of its executive officers at the time options to purchase a total of 8,000,000 shares of its common stock at $0.08 per share. These options expire in three years on January 29, 2015. The Company’s stock price closed at $0.057 on the date these options were granted. The Company has valued these options using appropriate valuation methods, which resulted in a fair market value of $640,000, of which $213,333 has been recognized for the year ended, July 31, 2013.

On December 31, 2012, the Company granted its executive officers and one director cashless stock options to purchase a total of 24,500,000 shares of its common stock at $0.15 per share. These options expire in five years on December 30, 2017. These options may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (ii) December 30, 2017. The Company’s stock price closed at $0.08 on the date these options were granted. The Company has valued these options using appropriate valuation methods, which resulted in a fair market value of $1,960,000, of which $381,111 has been recognized during the year ended, July 31, 2013.

On December 31, 2012, the Company granted two of its executive officers cashless stock options to purchase a total of 5,000,000 shares of its common stock at $0.12 per share. These options expire in ten years on December 30, 2022. These options may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (ii) December 30, 2022. The Company’s stock price closed at $0.08 on the date these options were granted. The Company has valued these options using appropriate valuation methods, which resulted in a fair market value of $400,000 of which $78,778 has been recognized during the year ended, July 31, 2013.

On May 1, 2013, the Company granted its executive officers cashless stock options to purchase a total of 15,000,000 shares of its common stock at $.08 per share. These options expire in ten years on April 30, 2023. 7,500,000 of these options may only be exercised between the following dates: (i) the date on which an Investigational New Drug Application is submitted to the U.S. Food and Drug Administration for the Company’s product that is expected to enter into an initial trial sponsored by the National Institutes of Health; and (ii) April 30, 2023. 7,500,000 of these options may only be exercised between the following dates: (i) the date on which the aforementioned initial trial sponsored by the National Institutes of Health commences; and (ii) April 30, 2023.

On May 1, 2013, the Company granted its executive officers cashless stock options to purchase a total of 7,500,000 shares of its common stock at $.10 per share. These options expire in ten years on April 30, 2023. 3,750,000 of these options may only be exercised between the following dates: (i) the date on which an Investigational New Drug Application is submitted to the U.S. Food and Drug Administration for the Company’s product that is expected to enter into an initial trial sponsored by the National Institutes of Health; and (ii) April 30, 2023. 3,750,000 of these options may only be exercised between the following dates: (i) the date on which the aforementioned initial trial sponsored by the National Institutes of Health commences; and (ii) April 30, 2023.

At July 31, 2013, the total stock based compensation cost which has not been recognized is $1,629,388. These remaining costs are expected to be recognized over the next 10 1/2 years.

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

Below is a summary of options and warrants outstanding:

							Weighted Average
	WARRANTS		OPTIONS		Options and Warrants		Intrinsic	Exercise	Remaining
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested	Value	Price	Term
Balance - July 31-10	-	-	-	-	-	-	$(0.45)	$0.60	0
Granted	12,316,667	12,316,667	8,500,000	8,500,000	20,816,667	8,500,000	$0.00	$0.14	1.6
Exercised	-	-	-	-	-	-
Forfeited / expired	-	-	-	-	-	-
Balance - July 31-11	12,316,667	12,316,667	8,500,000	8,500,000	20,816,667	8,500,000
Granted	16,658,572	16,658,572	10,500,000	10,500,000	27,158,572	10,500,000	$0.06	$0.09	2.8
Exercised	-	-			-	-
Forfeited / expired	-	-			-	-
Balance - July 31-12	28,975,239	28,975,239	19,000,000	19,000,000	47,975,239	19,000,000
Granted	72,500,000	72,500,000	57,250,000	57,250,000	129,750,000	57,250,000	$0.08	$0.15	3.9
Exercised	-	-	-	-	-	-
Forfeited / expired	-	-	-	-	-	-
Balance - July 31-13	101,475,239	101,475,239	76,250,000	76,250,000	177,725,239	76,250,000

Options and warrants were valued using the Black-Scholes Method. The significant assumptions used in the valuation of the options and warrants issued were:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.34%
Expected lives (years)	7.9
Expected price volatility	78.9%
Forfeiture Rate	0.0%

11.	Common Stock Purchase Agreement

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

12.	Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation no events have occurred requiring adjustment or disclosure.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 11, 2011, Peter Messineo, CPA (“PM”) was appointed as the Company’s new auditor. In December 2012, PM merged into the firm known as DKM Certified Public Accountants of Clearwater, Florida (“DKM”). PM has audited Lightlake’s most recent financial statements, as of July 31, 2012. In April 2013, the agreement of DKM and PM was terminated. The successor firm, Messineo & Co., CPAs, LLC, is a continuation of the audit firm PM.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Lightlake’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the evaluation date that the Company’s disclosure controls and procedures were not effective such that the material information required to be included in the Company’s Securities and Exchange Commission reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Lightlake’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Lightlake’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Lightlake’s management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements.  In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with the Company’s established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of Lightlake’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of the evaluation date.

Lightlake’s management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

LACK OF AUDIT COMMITTEE & ONE OUTSIDE DIRECTOR ON THE COMPANY'S BOARD OF DIRECTORS:

Lightlake does not have a functioning audit committee and the Company has one outside director on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Lightlake’s management is committed to improving the Company’s internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) may consider appointing outside directors and audit committee members in the future.

Lightlake’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with the Company’s independent registered public accounting firm.  Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of Lightlake’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no significant changes in Lightlake’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B.    Other Information.

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

NAME	AGE	POSITION

Dr. Michael Sinclair	70	Executive Chairman, Chairman of the Board
Dr. Roger Crystal	37	Chief Executive Officer, President, Director
Kevin Pollack	43	Chief Financial Officer, Treasurer, Secretary, Director
Geoffrey Wolf	60	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Dr. Michael Sinclair has been the Executive Chairman and Director of Lightlake since November 29, 2010. Dr. Sinclair qualified as a physician in 1967, specializing in psychiatry.  He has built both private and public healthcare businesses, establishing medical facilities and hospitals in the US, Middle East, Far East, Australia and UK, including the Portland in London, which was his personal vision to launch the first private hospital in Britain dedicated to treating women and children.  He serves on the Board of Overseers (Emeritus) of Tufts University Medical School, where, together with Dean Mort Madoff, he founded the US’ first combined MD/MBA program. Dr. Sinclair has been the Chairman of Symthera Inc., Advanced Oncotherapty Plc., and Emess Biosciences Ltd.

Dr. Sinclair’s qualifications to serve on our board of directors include his medical and management experience.

Dr. Roger Crystal has been Chief Executive Officer and Director of Lightlake since September 23, 2009.  He has an extensive background in healthcare, having worked as a surgeon in London’s leading hospitals, before transitioning into business.  He has experience working in strategy healthcare consulting, serving across several functions in the UK National Health Service and with global pharmaceutical clients.  In addition to his medical degree, he was awarded membership of The Royal College of Surgeons of England and holds an MBA from London Business School, where he gained M&A experience at Goldman Sachs.

Dr. Crystal’s qualifications to serve on our board of directors include his knowledge of the healthcare industry.

Kevin Pollack has been Chief Financial Officer and Director of Lightlake since November 26, 2012 and April 17, 2012, respectively. Mr. Pollack has served as a director and audit committee member of MagneGas Corporation (NASDAQ:MNGA), the developer of a technology that converts liquid waste into a hydrogen-based metal working fuel and natural gas alternative, since June 21, 2012. Additionally, Mr. Pollack has served as a director and chair of the audit committee of Pressure Biosciences, Inc. (OTCQB:PBIO), a life sciences company involved in pressure cycling technology, since July 3, 2012. Mr. Pollack serves as President of Short Hills Capital LLC, where he provides a range of advisory services to investors, asset management firms, institutions and companies. Previously, Mr. Pollack worked in asset management at Paragon Capital, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance and on mergers and acquisitions. Mr. Pollack graduated magna cum laude from The Wharton School of the University of Pennsylvania and received a dual JD/MBA from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Pollack’s qualifications to serve on our board of directors include his financial and management experience, including his experience with other public companies.

Geoffrey Wolf has been a Director of Lightlake since December 31, 2012. Mr. Wolf resides in Switzerland. During 2008 to 2012, Mr. Wolf managed Vector Assets S.A., an asset management company, which controlled companies in the mining, oil and gas, pharmaceuticals, hospitality and real estate industries. Since 2013, Mr. Wolf has been managing GTL Investments Limited, an asset management company, which controls companies in the mining, oil and gas, pharmaceuticals, hospitality and real estate industries. He received a business degree from Middlesex University in 1976.

Mr. Wolf’s qualifications to serve on our board of directors include his financial and management experience.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

Lightlake does not currently have a code of ethics, and because the Company has only limited business operations and only three officers and four directors, the Company believes that a code of ethics would have limited utility.  The Company intends to adopt such a code of ethics as Lightlake’s business operations expand and the Company has more directors, officers, and employees.

Director Independence

Pursuant to Rule 5605 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that the only independent director is Mr. Geoffrey Wolf.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The board of Directors consists of four directors. The Company receives no revenues. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Board of Directors and Director Nominees

Since our Board of Directors has one independent director, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 10 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended July 31, 2013, and 2012 in all capacities for the accounts of our executives, including the Chairman, Chief Executive Officer and Chief Financial Officer.

Name and principal position	Year	Salary($)(1)	Bonus($)	Stock Award(s)($)	Option awards ($)(2)		All Other Compensation($)	Total ($)

Dr. Roger Crystal	2013	206,250	-0-	-0-	916,500	(3)	-0-	1,122,750
CEO	2012	75,000	-0-	-0-	260,000		-0-	335,000
Kevin Pollack,	2013	150,260	-0-	-0-	1,318,500	(4)	-0-	1,468,760
CFO	2012	-0-	-0-	-0-	40,000		-0-	40,000
Dr. Michael Sinclair	2013	193,750	-0-	-0-	2,418,500	(5)	-0-	2,612,250
Chairman	2012	45,000	-0-	-0-	260,000		-0-	305,000

(1)	During the fiscal year ended July 31, 2013, only the following amounts of salary were actually paid: $60,000 to Dr. Roger Crystal, $40,000 to Kevin Pollack, and $20,000 to Dr. Michael Sinclair. The remaining amounts have been accrued and are owed.
(2)	These amounts reflect options and warrants. As of July 31, 2013, all of the all options and warrants held by Dr. Michael Sinclair, Dr. Roger Crystal, and Kevin Pollack, were out-of-the-money. Restrictions on exercise of these options include: (A) 6,000,000, 8,500,000, 6,500,000 options were awarded to Dr. Michael Sinclair, Dr. Roger Crystal, and Kevin Pollack, respectively, exercisable at $0.15 per share. These shares can may only be exercised between the following dates: (a) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (b) their expiration date; (B) 28,5000,000, 4,000,000, 5,500,000 cash warrants were awarded to Dr. Michael Sinclair, Dr. Roger Crystal, and Kevin Pollack, respectively, exercisable at $0.15 per share. These shares can may only be exercised between the following dates: (a) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (b) their expiration date; and (C) Dr. Michael Sinclair, Dr. Roger Crystal and Kevin Pollack were each awarded 2,500,000 options exercisable at $0.10 per share and awarded 5,000,000 options exercisable at $0.08 per share. Fifty percent (50%) of the aforementioned options are exercisable between the following dates: (a) the date on which an Investigational New Drug Application is submitted to the FDA for the Company’s product that is expected to enter into an initial trial sponsored by the NIH; and (b) their expiration date; and the remaining fifty percent (50%) may only be exercised between the following dates: (a) the date on which the aforementioned initial trial sponsored by the NIH commences; and (b) their expiration date. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of Lightlake’s subsidiaries, if any.
(3)	Dr. Crystal received options valued at $736,500 and warrants valued at $180,000.
(4)	Mr. Pollack received options valued at $1,071,500 and warrants valued at $247,000.
(5)	Dr. Sinclair received options valued at $1,136,500 and warrants valued at $1,282,000.

Director Compensation

The following table provides information for 2013 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2012. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

All of the options and warrants granted are exercisable at $0.15 per share and may only be exercised between the following dates: (a) the earliest date on which the price per share has traded at or above $0.30 for at least three trading days out of any ten consecutive trading days; and (b) their expiration date.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Wolf(1)	-0-	$-0-	1,832,000	(3)	-0-	-0-	-0-	$1,832,000

(1)	Geoffrey Wolf was appointed as Director on December 31, 2012.
(2)	This amount reflects options and warrants.
(3)	This amount includes options valued at $280,000 and warrants valued at $1,552,000.

Employment Agreements

We have an employment agreement with Dr. Michael Sinclair, our Executive Chairman, which provides for a salary of $300,000 per year, plus 6,000,000 stock options exercisable at $0.15 per share which expire five years from their grant date and warrants to purchase 28,500,000 shares of common stock exercisable at $0.15 per share with a 5 year termination date. The options and warrants may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) five years from the grant date. The employment agreement has a one-year term limit and can be renewed by mutual agreement.

We have an employment agreement with Dr. Roger Crystal, our Chief Executive Officer, which provides for a salary of $300,000 per year, plus 2,500,000 stock options exercisable at $0.12 per share which expire ten years from their grant date and 8,500,000 options exercisable at $0.15 per share which terminate five years from their grant date. The employment agreement also provides warrants to purchase 4,000,000 shares of common stock exercisable at $0.15 per share with a 5 year termination date. The options and warrants with a $0.15 exercise price may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) five years from the grant date. The employment agreement has a one-year term limit and can be renewed by mutual agreement.

We have an employment agreement with Kevin Pollack, our Chief Financial Officer, which provides for a salary of $250,000 per year, plus 2,500,000 stock options exercisable at $0.12 per share which expire ten years from their grant date and 6,500,000 options exercisable at $0.15 per share which terminate five years from their grant date. The employment agreement also provides warrants to purchase 4,000,000 shares of common stock exercisable at $0.15 per share with a 5 year termination date. The options and warrants with a $0.15 exercise price may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) five years from the grant date. The employment agreement has a one-year term limit and can be renewed by mutual agreement.

We have an agreement with Geoffrey Wolf, a director of Lightlake, which provides for the grant of 3,500,000 stock options exercisable at $0.15 per share which terminate five years from their grant date. The director agreement also provides warrants to purchase 34,500,000 shares of common stock exercisable at $0.15 per share with a 5 year termination date. All of the options and warrants may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) five years from the grant date. The director agreement has a one-year term limit and can be renewed by mutual agreement.

The foregoing descriptions of the agreements are qualified in their entirety by reference to such agreements, which are filed as exhibits, hereto and are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 23, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 23, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 23, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 86 Gloucester Place, Ground Floor Suite, London, England W1U 6HP.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
None.	-		-%
Directors and Executive Officers
Kevin Pollack	40,000,000	(2)	19.16%
Dr. Roger Crystal	48,750,000	(3)	22.46%
Dr. Michael Sinclair	62,832,000	(4)	27.73%
Geoffrey Wolf	56,580,000	(5)	25.66%
All directors and officers as a group (4 people)	208,162,000	(6)	56.80%

(1)	As of October 23, 2013, there are 168,800,210 shares issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	This amount includes: (1) 5,500,000 shares of common stock issuable upon the exercise of warrants and (2) 34,500,000 shares of common stock issuable upon the exercise of stock options.

(3)	This amount includes: (1) 4,000,000 shares of common stock issuable upon the exercise of warrants and (2) 44,250,000 shares of common stock issuable upon the exercise of stock options.

(4)	This amount includes: (1) 28,500,000 shares of common stock issuable upon the exercise of warrants and (2) 29,250,000 shares of common stock issuable upon exercise of stock options.

(5)	This amount includes: (1) 34,500,000 shares of common stock issuable upon the exercise of warrants and (2) 3,500,000 shares of common stock issuable upon exercise of stock options. 13,700,000 shares are issuable upon the exercise of warrants held by GTL Investments Limited, of which Geoffrey Wolf is an asset manager.

(6)	This amount includes an aggregate of 86,200,000 shares of common stock issuable upon exercise of warrants and 111,500,000 shares of common stock issuable upon exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since August 1, 2012:

The Company uses office space provided by an officer of the Company free of charge.

At July 31, 2013, the Company had loans outstanding with its three officers and a director in the amount of $350,000. During December 2012, funds were advanced in the amount of $350,000 to cover the short-term cash needs of the Company. These loans accrue interest at 6.0% per annum. Additionally, loans from the prior year were forgiven in the amount of $136,412.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the rule listed above, the Board determined that the Company’s only independent director is Mr. Geoffrey Wolf.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

The total fees charged to Lightlake for audit services were $10,000, for audit-related services were $6,000, for tax services were $0, and for other services were $0 during the year ended July 31, 2013.

The total fees charged to Lightlake for audit services were $8,000, for audit-related services were $5,000, for tax services were $0, and for other services were $1,500 during the year ended July 31, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are included with this filing:

	Exhibit Number	Description

	3(i)	Articles of Incorporation filed June 21, 2005(1).
	3(ii)	Bylaws(1).
**	10.5	Sinclair Agreement.
**	10.6	US Patent Application.
**	10.7	European Patent.
	10.8	Sinclair Employment Agreement.
	10.9	Crystal Employment Agreement.
	10.10	Pollack Employment Agreement.
	10.11	Wolf Agreement.
	31.1	CEO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
	31.2	CFO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
	32.1	CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
	32.2	CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Schema
	101.CAL*	XBRL Taxonomy Calculation Linkbase
	101.DEF*	XBRL Taxonomy Definition Linkbase
	101.LAB*	XBRL Taxonomy Definition Linkbase
	101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Lightlake’s SB-2 Registration Statement filed on 1/11/07
**	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin A. Pollack	October 29, 2013
Kevin A. Pollack, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	Date

/s/ Dr. Roger Crystal	October 29, 2013
Dr. Roger Crystal, Chief Executive Officer and President (Principal Executive Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer	Date: October 29, 2013
Dr. Roger Crystal

By:	/s/ Kevin A. Pollack	Director & Chief Financial Officer	Date: October 29, 2013
Kevin A. Pollack

By:	/s/ Dr. Michael Sinclair	Chairman	Date: October 29, 2013
Dr. Michael Sinclair

