Form 10-Q
period 2013-10-31
Lightlake Therapeutics Inc.
filed 2013-12-16
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 12, 2013, there were 175,697,836 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended October 31, 2013

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Control and Procedures	21

PART II— OTHER INFORMATION		29

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Lightlake,” and the “Company,” they refer to Lightlake Therapeutics Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Financial Statements

For the Three Months Ended

October 31, 2013 and 2012

And

Year Ended

July 31, 2013

Page
Number
Financial Statements:

Balance Sheets as of October 31, 2013 and July 31, 2013	4

Statements of Operations for the three months ended October 31, 2013 and 2012 and the period from Inception (July 25, 2005) to October 31, 2013	5

Statement of Shareholders' Deficit for the period from Inception (July 25, 2005) to October 31, 2013	6

Statement of Cash Flows for the three months ended October 31, 2013 and 2012 and the period from Inception (July 25, 2005) to October 31, 2013	7

Notes to Financial Statements	8

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Balance Sheets (Unaudited)
As of October 31 and July 31, 2013

	October 31,	July 31,
	2013	2013

Assets
Current assets
Cash and cash equivalents	$323,709	$598,623
Prepaid insurance	12,750	21,250
Total current assets	336,459	619,873

Other assets
Patents and patent applications (net of accumulated amortization of $4,689 at October 31, 2013 and $4,270 at July 31, 2013)	22,761	23,180

Total assets	$359,220	$643,053

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$24,343	$40,767
Accrued salaries and wages	532,050	457,636
Due to related party	350,000	350,000
Convertible notes payable	25,000	25,000
Derivative liability	519,400	9,666
Total current liabilities	1,450,793	883,069

Deferred revenue	750,000	750,000
Total liabilities	2,200,793	1,633,069

Stockholders' deficit
Common stock; par value $0.001; 200,000,000 shares authorized; 168,409,106 shares issued and outstanding at October 31, 2013 and 164,699,973 shares issued and outstanding at July 31, 2013	168,409	164,700
Additional paid-in capital	34,554,246	33,695,679
Accumulated deficit during the development stage	(36,564,228)	(34,850,395)
Total stockholders' deficit	(1,841,573)	(990,016)
Total liabilities and stockholders' deficit	$359,220	$643,053

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)

Statements of Operations (Unaudited)
For the three months ended October 31, 2013 and 2012 and the period from inception (June 21, 2005) to October 31, 2013

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses
General and administrative	1,481,983	683,916	35,091,286
Research and development	57,590	49,129	846,429
Mineral interests	-	-	39,015
Total operating expenses	1,539,573	733,045	35,976,730

Loss from operations	(1,539,573)	(733,045)	(35,976,730)

Other income (expense)
Interest expense	(125,547)	(145,421)	(739,981)
Change in derivative	(48,713)	21,152	109,320
Debt forgiveness	-	-	43,163
Total other income (expense)	(174,260)	(124,269)	(587,498)

Loss before provision for income taxes	(1,713,833)	(857,314)	(36,564,228)

Provision for income taxes	-	-	-

Net loss	$(1,713,833)	$(857,314)	$(36,564,228)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding
Basic and diluted	166,210,611	128,120,714

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Stockholders' Deficit (Unaudited)
For the period from Inception (June 21, 2005)
to October 31, 2013

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	30,000

Net loss	-	-	-	(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$(32,125)	$23,375

Net loss				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	$(65,730)	$(10,230)

Net loss	-	-	-	(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	$(83,654)	$(28,154)

Net income	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	1,358,800

Net loss	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	6,118,170

Stock based compensation from issuance of stock options	-	-	2,550,000	-	2,550,000

Net loss	-	-	-	(11,454,537)	(11,454,537)

Balance at July 31, 2011	76,976,333	$76,976	$13,110,964	$(13,526,457)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-

Stock based compensation from issuance of stock options	-	-	752,760	-	752,760

Stock based compensation from issuance of stock warrants	-	-	161,700	-	161,700

Net loss	-	-	-	(12,146,447)	(12,146,447)

Balance at July 31, 2012	126,083,416	$126,083	$24,928,103	$(25,672,904)	$(618,718)

Sales of common stock	916,666	917	54,083	-	55,000

Stock issued for services	12,265,568	12,266	925,087	-	937,353

Conversion of Convertible Notes Payable to Common Stock	25,334,323	25,334	777,078	-	802,412

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	13,500

Stock based compensation from issuance of stock options	-	-	3,610,362	-	3,610,362

Stock based compensation from issuance of warrants	-	-	3,261,000	-	3,261,000

Forgiveness of debt by related party			126,566		126,566

Net loss	-	-	-	(9,177,491)	(9,177,491)

Balance at July 31, 2013	164,699,973	$164,700	$33,695,679	$(34,850,395)	$(990,016)

Derivative liability	-	-	(337,413)	-	(337,413)

Settlement of derivative liability	-	-	8,820	-	8,820

Stock issued for services	2,185,467	2,185	108,483	-	110,668

Stock issued due to exercise of warrants	1,523,666	1,524	(1,524)	-	-

Stock based compensation from issuance of stock options	-	-	1,080,201	-	1,080,201

Net loss	-	-	-	(1,713,833)	(1,713,833)

Balance at October 31, 2013	168,409,106	$168,409	$34,554,246	$(36,564,228)	$(1,841,573)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Cash Flows (Unaudited)
For the three months ended October 31, 2013 and 2012 and the period
From inception (June 21, 2005) to October 31, 2013

	For the		From Inception
	Three Months Ended		(June 21, 2005)
	October 31,		to October 31,
	2013	2012	2013

Cash Flows Provided (Used) By Operating Activities
Net loss	$(1,713,833)	$(857,314)	$(36,564,228)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	419	343	4,689
Issuance of common stock for services	110,668	546,821	18,573,848
Issuance of common stock as deferred financing costs	-	-	13,500
Stock based compensation from issuance of options	1,080,201	27,174	7,993,323
Stock based compensation from issuance of warrants	-	-	3,422,700
Accreted interest on debt discounts	132,428	102,609	613,193
Change in derivative	48,713	(21,152)	(109,320)

Changes in assets and liabilities:
(Increase) in prepaid insurance	8,500	-	(12,750)
Increase (decrease) in accounts payable	(16,424)	3,272	24,343
Increase in accrued salaries and wages	74,414	(7,500)	532,050
Net cash used by operating activities	(274,914)	(205,747)	(5,508,652)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related parties	-	-	922,587
Borrowings on convertible notes payable	-	187,500	604,500
Payments to related parties on notes payable	-	-	(436,175)
Investment received in exchange for royalty agreement	-	-	750,000
Issuance of common stock for cash	-	-	3,991,449
Net cash provided from financing activities	-	187,500	5,832,361

Net increase (decrease) in cash and cash equivalents	(274,914)	(18,247)	323,709
Cash and cash equivalents, beginning of period	598,623	20,423	-
Cash and cash equivalents, end of period	$323,709	$2,176	$323,709

Supplemental disclosure
Interest paid during the period	$125,547	$6,726	$390,027
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$-	$25,000	$370,844
Debt discounts attributable to derivative valuation	$132,428	$-	$452,205
Settlement of derivative liability	$8,820	$-	$8,820
Cashless exercise of warrants	$1,524	$-	$1,524
Derivative liability	$337,413	$-	$337,413

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements (Unaudited)

1.	Organization, Description of Business, and Basis of Presentation

Business Organization

Lightlake Therapeutics Inc., (formerly known as Madrona Ventures, Inc.) (the “Company”), was originally incorporated in the State of Nevada on June 21, 2005. On September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company’s fiscal year end is July 31.

Development Stage Entity

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2013 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

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

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$36,735	$-	$-	$36,735
Warrant derivative liabilities	482,665	-	-	482,665
Total	$519,400	$-	$-	$519,400

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$9,666	$-	$-	$9,666
Warrant derivative liabilities	-	-	-	-
Total	$9,666	$-	$-	$9,666

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2013	$9,666
Fair value of warrant derivative liabilities at issuance	469,841
Settlement of derivative liability	(8,820)
Unrealized derivative loss included in other expense	48,713
Balance at October 31, 2013	$519,400

The fair value of the derivative liabilities are calculated at inception and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

As of October 31, 2013, there were a total of 14,420,452 derivative warrants outstanding which were valued using the Black Scholes option pricing model using the following assumptions:

	October 31, 2013	July 31, 2013
Market value of stock on measurement date	$0.042	$0.0289
Risk-free interest rate	0.57 - 0.94%	0.11%
Dividend yield	0%	0%
Volatility factor	199 - 454%	76.9%
Term	3.0 – 3.9 years	0.493 years

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

4.	Revision of Prior Period Amounts

In preparing the Company’s financial statements for the quarter ended October 31, 2013, the Company discovered and corrected errors related to the accounting of stock options issued to officers and a director in prior years which were either fully vested at the date of grant or with a vesting term ranging up to 9 years. The prior year financial statements amortized these costs over the contractual term as opposed to the vesting period. This error resulted in misstatements in stock based compensation expense and additional paid in capital for the following fiscal years:

Over (under) statement
July 31, 2011	$(2,018,750)
July 31, 2012	274,741
July 31, 2013	(2,181,461)
Net understatement	$(3,925,470)

Additionally, 72,500,000 in warrants were issued to officers on December 31, 2012 as part of their employment agreements. These warrants vested on that date and were determined to have a fair value of $3,261,000. During the fiscal year ended July 31, 2013, the Company recognized an expense related to these warrants of $920,463. Therefore, there was a net understatement in stock-based compensation expense of $2,340,537 in the prior year.

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the three months ended October 31, 2013, the Company believes the impact would have been significant to the current quarter and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company revised in the current filing the previously reported balance sheet as of July 31, 2013 and quarterly results during the three months ended October 31, 2012.

These errors did not impact total stockholders’ deficit but impacted additional paid in capital and accumulated deficit reported on the balance sheet at July 31, 2013, as follows:

	As previously reported	Adjustments	As revised
Additional paid in capital	$27,429,672	$6,266,007	$33,695,679
Accumulated deficit during the development stage	(28,584,388)	$(6,266,007)	(34,850,395)

The impact of the above errors to the statement of operations for the three months ended October 31, 2012 is as follows:

	As previously reported	Adjustments	As revised

Revenues
Operating expenses
General and administrative	922,575	(238,659)	683,916
Research and development	49,129	-	49,129
Mineral interests	-	-	-

Total operating expenses	971,704	(238,659)	733,045

Other income (expense)
Interest expense	(145,421)	-	(145,421)
Change in derivative	21,152	-	21,152
Debt forgiveness	-	-	-

Total other income (expense)	(124,269)	-	(124,269)

Income (loss) before provision for income taxes	(1,095,973)	(238,659)	(857,314)
Provision for income taxes	-	-	-

Net loss	(1,095,973)	(238,659)	(857,314)

Loss per common share:
Basic and diluted	$(0.01)	-	$(0.01)

Weighted average common shares outstanding
Basic and diluted	128,120,714	-	128,120,714

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

The errors impacted additional paid in capital and accumulated deficit during the development stage reported in the statements of stockholders’ deficit as follows:

	As previously reported	Adjustments	As revised
Balance at July 31, 2011
Additional paid in capital	$11,092,214	$2,018,750	$13,110,964
Accumulated deficit during the development stage	(11,507,707)	(2,018,750)	(13,526,457)

Balance at July 31, 2012
Additional paid in capital	23,184,094	1,744,009	24,928,103
Accumulated deficit during the development stage	(23,928,895)	(1,744,009)	(25,672,904)

Balance at July 31, 2013
Additional paid in capital	27,429,672	6,266,007	33,695,679
Accumulated deficit during the development stage	(28,584,388)	(6,266,007)	(34,850,395)

The above errors did not impact previously reported amounts of net cash used in operating activities, investing activities and financing activities as reported in the statements of cash flows for the three months ended October 31, 2012.

5.	Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances at one financial institution in several accounts. This bank is located in London, England (United Kingdom) and is insured by the Financial Services Compensation Scheme (United Kingdom equivalent of the Federal Deposit Insurance Corporation) and is insured up to $136,417 or 85,000 GBP. At October 31 and July 31, 2013 the Company had uninsured cash balances of $206,664 and $469,624, respectively.

6.	Related Party Transactions

At October 31 and July 31, 2013, the Company had loans outstanding with its three officers and a director in the amount of $350,000. During December 2012, funds were advanced in the amount of $350,000 to cover the short-term cash needs of the Company. These loans accrue interest at a rate of 6.0% per annum until their maturity dates.

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

7.	Stockholders’ Equity

Common Stock

On August 12, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,000.

On August 28, 2013, the Company issued 500,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $35,000.

On September 18, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $22,500.

On October 21, 2013, the Company issued 225,895 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $9,036.

On October 25, 2013, the Company issued 334,572 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $13,382.

On October 31, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,750.

During the three months ended October 31, 2013, the Company issued 1,523,666 shares as a result of the cashless exercise of 168,000 warrants.

Stock Options

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized in the Statement of Operations for the three months ended October 31, 2013 and 2012 was $1,080,201 and $27,174, respectively.

On August 1, 2013 the Company granted its executive officers cashless stock options to purchase a total of 37,500,000 shares of its common stock at exercise prices ranging from $0.10 to $0.20 per share. These options vested immediately and expire in ten years on July 31, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $1,068,750 which has been fully recognized as expense for the three months ended, October 31, 2013. The assumptions used in the valuation were as follows:

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

Market value of stock on measurement date	$0.0285
Risk-free interest rate	2.74%
Dividend yield	0%
Volatility factor	459%
Term	10 years

Stock option activity for three months ended October 31, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	76,250,000	$0.18	5.56	$-
Granted	37,500,000	$0.16	-	$-
Forfeited	-	$-	-	$-
Outstanding at May 31, 2013	113,750,000	$0.17	6.78	$-
Exercisable at May 31, 2013	75,625,000	$0.20	7.28	$-

At October 31, 2013, unrecognized stock-based compensation cost amounted to $14,927 which is expected to be recognized over a period of 1.25 years.

Warrants

Warrant activity for three months ended October 31, 2013 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,363,691	$0.23	4.02	$-
Granted	-	$-	-	$-
Exercised	168,000	$0.50	-	$-
Outstanding at May 31, 2013	102,195,691	$0.23	3.77	$-
Exercisable at May 31, 2013	29,695,691	$0.42	2.81	$-

Lightlake Therapeutics Inc.

 (a Development Stage Enterprise)

Notes to Financial Statements

8.	Subsequent Events

On December 3, 2013, Lightlake announced that the initial findings of its clinical trial with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, supports Lightlake’s intranasal delivery of naloxone as a promising innovative treatment for reversing opioid overdoses. Initial data from the study shows that the Company’s naloxone nasal spray potentially can be delivered into the blood stream at least as quickly as the injection process currently used by hospitals, first responders, and others treating opioid overdoses. Naloxone is a medicine currently available through injection that can rapidly reverse the overdose of prescription and illicit opioids. The Company, in partnership with NIDA, had commenced this two-week clinical trial on September 23rd, 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the period ended October 31, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

Currently, Lightlake is focused on developing (i) a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, (ii) a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time, and (iii) a treatment to reverse opioid overdoses.

To date, Lightlake has carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair.  The Company was informed on October 15, 2010, that the US Patent application was approved. These patents are related to a method for treating eating disorders by repeatedly administering naloxone in a dosage sufficient to block the effects of opiate agonists to a subject suffering from an eating disorder caused by one or more related problem responses (the “Sinclair Method”). The Sinclair Method was developed by Dr. David Sinclair original intended for the treatment of alcohol dependency.  In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels.  In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency.  Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism. As stated above, the Company continues to explore various medical applications of this method due different medical conditions.

Product Development and Testing

Binge Eating Disorder

Lightlake is developing a treatment for Binge Eating Disorder derived from the “Sinclair Method.”

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

Bulimia Nervosa

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

Opioid Overdose Reversal

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to co-develop a treatment for the reversal of opioid overdoses. Under the terms of the agreement, the DPMCDA of NIDA agreed to sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA plans to file an IND for a final larger study. The goal of the collaboration was to establish a clinical development plan and regulatory pathway that would potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively reverses opioid overdoses within 18 months.

With respect to Lightlake’s potential treatment for reversing opioid overdoses, on April 16, 2013 and May 30, 2013, the Company entered into agreements and subsequently received funding from one investor in the amounts of $600,000 and $150,000, respectively, for the research, development, marketing and commercialization of the Company’s aforementioned treatment. In exchange for these investments, the Company agreed to pay the investor 6.0% and 1.5%, respectively, of the net profit generated from the product used for this treatment after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months of the dates of investment, the investor will have a sixty day option to receive 7,500,000 and 1,875,000 shares of common stock in lieu of the 6.0% and 1.5% interests in the product, respectively. This investment was accounted for as an equity investment and increased paid in capital.

On September 23, 2013, Lightlake commenced a two-week patient trial for the treatment to reverse opioid overdoses in collaboration with NIDA, part of the NIH. This study was designed to evaluate the pharmacokinetic properties of the Company's intranasal naloxone application for the novel intranasal naloxone application. Naloxone is a medicine currently available through injection that can rapidly reverse the overdose of prescription and illicit opioids. The Company’s new intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths. NIDA plans to file an IND for a larger study. The expected goal of the Company’s partnership with NIDA is to have an FDA approved intranasal naloxone solution for the reversal of opioid overdoses that can be brought to market within 12 to 18 months.

Recent Development in Opioid Overdose Reversal Clinical Trial

On December 3, 2013, Lightlake announced that the initial findings of its clinical trial with NIDA, part of the NIH, supports Lightlake’s intranasal delivery of naloxone as a promising innovative treatment for reversing opioid overdoses. Initial data from the study shows that the Company’s naloxone nasal spray potentially can be delivered into the blood stream at least as quickly as the injection process currently used by hospitals, first responders, and others treating opioid overdoses.

Results of Operations

The following compares Lightlake’s operations for the three months ended October 31, 2013 to the same period at October 31, 2012.

Revenues

Lightlake did not have any revenues during the three months ended October 31, 2013 or 2012, and has generated no revenues since inception, as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

General and Administrative Expenses

Operating expenses were incurred in the amount of $1,539,573 and $733,045 for the three months ended October 31, 2013 and 2012, respectively.  The difference in the year over year change of $806,528 included stock based compensation issued to officers and outside consultants to incentive and retain their services, which were in the amounts of $1,080,201 and $110,668, respectively.

Research and Development Expenses

Lightlake spent $57,590 and $49,129 during the three months ended October 31, 2013 and 2012, respectively. The increase of $8,461 was due to expenses entailed with respect to the collaboration with NIDA during the three months ended October 31, 2013. The Company does not anticipate any decreases in expenditures related to research and development; however, the Company’s research and development initiatives and processes are dependent on the ability of the Company to raise capital.

Interest Expense

During the three months ended, October 31, 2013, interest expense decreased by $19,874 to $125,547 as compared to the three months ended October 31, 2012. This decrease was due to a reduction in obligations connected to outstanding convertible debt as compared to the three months ended October 31, 2012.

Net Loss

The comparable net loss for the three months ended October 31, 2013 and since inception was $1,713,833, and $36,564,228, respectively, as compared to the net loss for the three months ended October 31, 2012 and since inception to October 31, 2012 of $857,314 and $26,530,218, respectively. Included in these net losses was the recognition of interest expense derived from the issuance of convertible notes payable and the issuance of stock based compensation to officers in the amount of $1,080,201 during the three months ended October 31, 2013 as compared to $27,174 during the same period in 2012, and the issuance of common stock to outside consultants for services rendered in the amount of $110,668 during the three months ended October 31, 2013 as compared to $546,821 during the same period in 2012. Additionally, Lightlake has recognized debt discounts and beneficial conversion features of the Company’s derivative debt contracts arising out of the Company’s convertible notes payable.

Liquidity and Capital Resources

Lightlake’s cash position of $323,709 at October 31, 2013 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to seek additional funding. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock or in the form of financing from the sale of interests in the Company’s prospective products.  At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs. .However, during the third and fourth quarters of the fiscal year ended July 31, 2013, the Company received funding of $600,000 and $150,000, respectively, which increased the cash position of the Company. As stated above, we expect that we will continue to issue debt and/or equity to sustain the implementation of our business plan.

The financial position of Lightlake at October 31, 2013 and the year ended July 31, 2013 showed a decrease in assets from the year ended July 31, 2013 of $283,833 to $359,220. This was due to a decrease in the Company’s cash position, which was due to Company’s funding the operations during the first quarter. The liabilities at October 31, 2013 increased $567,724 to $2,200,793. This increase included an increase in the derivative liability of $509,734 related to the convertible debt outstanding and certain warrants that qualify for derivative accounting.

Going Concern

Lightlake is a Development Stage Company.  The Company has not attained profitable operations and is dependent upon obtaining financing to pursue additional clinical trials with respect to Binge Eating Disorder and to develop the other parts of the Company’s pipeline.  In their report on the Company’s financial statements at October 31, 2013 and July 31, 2013, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the NIDA initial data announced on December 3, 2013, Lightlake aims to further develop a treatment for the reversal of opioid overdose. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization within 12 to 18 months of a new pharmaceutical treatment that can rapidly reverse the overdose of prescription and illicit opioids.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding from debt financing or the sale of the Company’s common stock to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.  The Company has no material commitments for capital expenditures as of October 31, 2013.

Critical Accounting Policies and Estimates

Lightlake believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

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

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of Lightlake’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of October 31, 2013 and July 31, 2013.

Recent Accounting Pronouncements

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system; (2) we do not have an audit committee; (3) we have a lack of outside directors on the board of directors; and (4) we did not design or maintain effective controls over the completeness and accuracy of our calculation of stock-based compensation expense. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC’s reporting requirements and they both personally certify our financial reports.

Accordingly, while we have identified material weaknesses in our system of internal control over financial reporting, we believe we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources would be appropriately applied elsewhere and when resources permit, it will address and remediate material weaknesses through implementing various controls or changes to controls. At such time, as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2013, the Company issued 375,000 shares to a consultant in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,000.

On August 28, 2013, the Company issued 500,000 shares to three consultants in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $35,000.

On September 18, 2013, the Company issued 375,000 shares to the same consultant issued shares on August 12, 2013, in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $22,500.

On October 21, 2013, the Company issued 225,895 shares to a law firm in exchange for legal services rendered. The shares issued in this transaction were valued at market and amounted to $9,036.

On October 25, 2013, the Company issued 334,572 shares to a consultant in exchange for services rendered connected to investor relations. The shares issued in this transaction were valued at market and amounted to $13,382.

On October 31, 2013, the Company issued 375,000 shares the same consultant issued shares on August 12, 2013 and September 18, 2013 in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,750.

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

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit Number	Exhibit Title
3(i)	Articles of Incorporation filed June 21, 2005(1).

3(ii)	Bylaws(1)

10.6**	US Patent Application.

10.7**	European Patent.

10.8	Sinclair Employment Agreement.(2)

10.9	Crystal Employment Agreement.(2)

10.10	Pollack Employment Agreement.(2)

10.11	Wolf Agreement.(2)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

(1)	Incorporated by reference to Lightlake’s SB-2 Registration Statement filed on 1/11/07.
(2)	Incorporated by reference to Lightlake’s Annual Report on Form 10-K filed on 10/29/13.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTLAKES THERAPUETICS INC.

Date: December 16, 2013	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: December 16, 2013	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

