Form 10-Q
period 2014-01-31
Lightlake Therapeutics Inc.
filed 2014-03-17
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-139915

LIGHTLAKE THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

86 Gloucester Place, Ground Floor Suite, London, England	W1U 6HP
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 11, 2014, there were 177,531,169 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended January 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Financial Statements

For the Three and Six Months Ended

January 31, 2014 and 2013

And

The Period From Inception (June 21, 2005) to

January 31, 2014

Page
Number
Financial Statements:

Balance Sheets as of January 31, 2014 and July 31, 2013 (Unaudited)	4

Statements of Operations for the three and six months ended January 31, 2014 and 2013 and the period from Inception (June 21, 2005) to January 31, 2014 (Unaudited)	5

Statements of Shareholders' Deficit for the period from Inception (June 21, 2005) to January 31, 2014 (Unaudited)	6

Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and the period from Inception (June 21, 2005) to January 31, 2014 (Unaudited)	7

Notes to Unaudited Financial Statements	8

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Balance Sheets
As of
January 31, 2014 and July 31, 2013

	January 31,	July 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$420,428	$598,623
Prepaid insurance	4,250	21,250
Total current assets	424,678	619,873

Other assets
Patents and patent applications (net of accumulated amortizaton of $4,956 at
January 31, 2014 and $4,270 at July 31, 2013)	22,494	23,180

Total assets	$447,172	$643,053

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$13,052	$40,767
Accrued salaries and wages	782,474	457,636
Due to related party	350,000	350,000
Convertible notes payable, net of debt discounts	-	25,000
Derivative liability	-	9,666
Total current liabilities	1,145,526	883,069

Deferred revenue	1,003,500	750,000
Total liabilities	2,149,026	1,633,069

Stockholders' deficit
Common stock; par value $0.001; 200,000,000 shares authorized;
178,206,053 shares issued and outstanding at January 31, 2014 and 164,699,973 shares issued and outstanding at July 31, 2013	178,205	164,700
Additional paid-in capital	39,739,282	33,695,679
Accumulated deficit during the development stage	(41,619,341)	(34,850,395)
Total stockholders' deficit	(1,701,854)	(990,016)
Total liabilities and stockholders' deficit	$447,172	$643,053

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)

Statements of Operations (Unaudited)
For the three and six months ended January 31, 2014 and the period from inception (June 21, 2005) to January 31, 2014

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		(June 21, 2005)
	January 31,		January 31,		to January 31,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	5,059,362	6,166,927	6,541,345	6,824,831	40,150,648
Research and development	31,806	74,550	89,396	149,691	878,235
Mineral interests	-	-	-	-	39,015
Total operating expenses	5,091,168	6,241,477	6,630,741	6,974,522	41,067,898

Loss from operations	(5,091,168)	(6,241,477)	(6,630,741)	(6,974,522)	(41,067,898)

Other income (expense)
Interest expense	(6,242)	(109,333)	(131,789)	(254,754)	(746,223)
Change in derivative	21,646	60,652	(27,067)	81,804	130,966
Gain on debt settlement/forgiveness	20,651	-	20,651	-	63,814
Total other income (expense)	36,055	(48,681)	(138,205)	(172,950)	(551,443)

Loss before provision for income taxes	(5,055,113)	(6,290,158)	(6,768,946)	(7,147,472)	(41,619,341)

Provision for income taxes	-	-	-	-	-

Net loss	$(5,055,113)	$(6,290,158)	$(6,768,946)	$(7,147,472)	$(41,619,341)

Loss per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.04)	$(0.06)
Weighted average common shares outstanding
Basic and diluted	170,562,369	131,717,143	171,619,851	129,906,666

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Stockholders' Deficit (Unaudited)
For the period from Inception (June 21, 2005)
to January 31, 2014

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	30,000

Net loss	-	-	-	(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$(32,125)	$23,375

Net loss				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	$(65,730)	$(10,230)

Net loss	-	-	-	(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	$(83,654)	$(28,154)

Net income	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	1,358,800

Net loss	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	6,118,170

Stock based compensation from issuance of stock options	-	-	2,550,000	-	2,550,000

Net loss	-	-	-	(11,454,537)	(11,454,537)

Balance at July 31, 2011	76,976,333	$76,976	$13,110,964	$(13,526,457)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-

Stock based compensation from issuance of stock options	-	-	752,760	-	752,760

Stock based compensation from issuance of stock warrants	-	-	161,700	-	161,700

Net loss	-	-	-	(12,146,447)	(12,146,447)

Balance at July 31, 2012	126,083,416	$126,083	$24,928,103	$(25,672,904)	$(618,718)

Sales of common stock	916,666	917	54,083	-	55,000

Stock issued for services	12,265,568	12,266	925,087	-	937,353

Conversion of Convertible Notes Payable to Common Stock	25,334,323	25,334	777,078	-	802,412

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	13,500

Stock based compensation from issuance of stock options	-	-	3,610,362	-	3,610,362

Stock based compensation from issuance of warrants	-	-	3,261,000	-	3,261,000

Forgiveness of debt by related party			126,566		126,566

Net loss	-	-	-	(9,177,491)	(9,177,491)

Balance at July 31, 2013	164,699,973	$164,700	$33,695,679	$(34,850,395)	$(990,016)

Derivative liability	-	-	(337,413)	-	(337,413)

Settlement of derivative liability	-	-	506,574	-	506,574

Conversion of convertible note to common stock	333,333	333	7,723	-	8,056

Stock issued for services	4,185,467	4,185	213,483	-	217,668

Stock issued due to exercise of warrants	8,987,280	8,987	(8,987)	-	-

Stock based compensation from issuance of stock options	-	-	5,662,223	-	5,662,223

Net loss	-	-	-	(6,768,946)	(6,768,946)

Balance at January 31, 2014	178,206,053	$178,205	$39,739,282	$(41,619,341)	$(1,701,854)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Cash Flows (Unaudited)
For the six months ended January 31, 2014 and 2013 and the period from inception (June 21, 2005) to January 31, 2014

	For the		From Inception
	Six Months Ended		(June 21, 2005)
	January 31,		to January 31,
	2014	2013	2014

Cash Flows Provided (Used) By Operating Activities
Net loss	$(6,768,946)	$(7,147,472)	$(41,619,341)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	686	686	4,956
Issuance of common stock for services	217,668	588,865	18,680,848
Issuance of common stock as deferred financing costs	-	-	13,500
Stock based compensation from issuance of options	5,662,223	2,749,376	12,575,345
Stock based compensation from issuance of warrants	-	3,261,000	3,422,700
Accreted interest on debt discounts	132,428	94,424	613,193
Gain on debt settlement/forgiveness	(20,651)	-	(20,651)
Change in derivative	27,067	46,019	(130,966)

Changes in assets and liabilities:
(Increase) in prepaid insurance	17,000	-	(4,250)
Increase (decrease) in accounts payable	(27,715)	4,988	13,052
Increase in accrued salaries and wages	328,545	29,171	786,181
Net cash used by operating activities	(431,695)	(372,943)	(5,665,433)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings from related parties	-	350,000	922,587
Borrowings on convertible notes payable	-	170,480	604,500
Payments to related parties on notes payable	-	(16,260)	(436,175)
Investment received in exchange for royalty agreement	253,500	-	1,003,500
Issuance of common stock for cash	-	-	3,991,449
Net cash provided from financing activities	253,500	504,220	6,085,861

Net increase (decrease) in cash and cash equivalents	(178,195)	131,277	420,428
Cash and cash equivalents, beginning of period	598,623	20,423	-
Cash and cash equivalents, end of period	$420,428	$151,700	$420,428

Supplemental disclosure
Interest paid during the period	$125,547	$257,754	$390,027
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$8,056	$126,614	$378,900
Debt discounts attributable to derivative valuation	$132,428	$152,078	$452,205
Settlement of derivative liability	$506,574	$-	$506,574
Cashless exercise of warrants	$8,988	$-	$8,988
Derivative liability	$337,413	$-	$337,413

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

The results of operations for the six months ended January 31, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

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

As of January 31, 2014, the convertible note was converted to equity and the derivative warrants were either exchanged for common stock or no longer required derivative treatment as a result of the note conversion. Consequently, at January 31, 2014, derivative liabilities have a balance of zero. The derivative instruments were marked to market at settlement dates and the corresponding value of the derivative liabilities of $506,574 was credited to additional paid in capital.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$9,666	$-	$-	$9,666
Warrant derivative liabilities	-	-	-	-
Total	$9,666	$-	$-	$9,666

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2013	$9,666
Fair value of warrant derivative liabilities at issuance	469,841
Settlement of derivative liability	(506,574)
Unrealized derivative loss included in other expense	27,067
Balance at January 31, 2014	$-

The fair value of the derivative liabilities are calculated at inception and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

The derivative warrants were valued using the Black Scholes option pricing model using the following assumptions:

	At settlement dates	July 31, 2013
Market value of stock on measurement date	$0.043 - $0.05	$0.0289
Risk-free interest rate	0.77 - 0.96%	0.11%
Dividend yield	0%	0%
Volatility factor	169 - 217%	76.9%
Term	2.8 – 3.9 years	0.493 years

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

In preparing the Company’s financial statements for the quarter ended October 31, 2013, the Company discovered and corrected errors related to the accounting of stock options issued to officers and a director in prior years which were either fully vested at the date of grant or with a vesting term ranging up to 9 years. The prior period financial statements amortized these costs over the contractual term as opposed to the vesting period. This error resulted in a misstatement in stock based compensation expense for the three and six months ended January 31, 2013 of $2,542,035 and $2,303,376,respectively.

Additionally, 72,500,000 in warrants were issued to officers on December 31, 2012 as part of their employment agreements. These warrants vested on that date and were determined to have a fair value of $3,261,000. During the three and six months ended January 31, 2013, the Company recognized an expense related to these warrants of $80,000 and $80,000, respectively. Therefore, there was a net understatement in stock-based compensation expense of $3,181,000 in both periods.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the six months ended January 31, 2014, the Company believes the impact would have been significant to the current quarter and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company revised in the current filing previously reported quarterly results during the three and six months ended January 31, 2013.

The impact of the above errors to the statement of operations for the six months ended January 31, 2013 are as follows:

	As previously reported	Adjustments	As revised

Revenues	-	-	-
Operating expenses
General and administrative	1,370,455	5,484,376	6,824,831
Research and development	149,691	-	149,691
Mineral interests	-	-	-

Total operating expenses	1,520,146	5,484,376	6,974,522

Other income (expense)
Interest expense	(254,754)	-	(254,754)
Change in derivative	81,804	-	81,804
Debt forgiveness	-	-	-

Total other income (expense)	(172,950)	-	(172,950)

Income (loss) before provision for income taxes	(1,693,095)	(5,484,376)	(7,147,472)
Provision for income taxes	-	-	-

Net income (loss)	(1,693,095)	(5,484,376)	(7,147,472)

Loss per common share:
Basic and diluted	$(0.01)	-	$(0.06)

Weighted average common shares outstanding
Basic and diluted	129,906,666	-	129,906,666

The impact of the above errors to the statement of operations for the three months ended January 31, 2013 are as follows:

	As previously reported	Adjustments	As revised

Revenues	-	-	-
Operating expenses
General and administrative	443,892	5,723,035	6,166,927
Research and development	74,550	-	74,550
Mineral interests	-	-	-

Total operating expenses	518,442	5,723,035	6,241,477

Other income (expense)
Interest expense	(109,333)	-	(109,333)
Change in derivative	60,652	-	60,652
Debt forgiveness	-	-	-

Total other income (expense)	(48,681)	-	(48,681)

Income (loss) before provision for income taxes	(567,123)	(5,723,035)	(6,290,158)
Provision for income taxes	-	-	-

Net income (loss)	(567,123)	(5,723,035)	(6,290,158)

Loss per common share:
Basic and diluted	$(0.01)	-	$(0.05)

Weighted average common shares outstanding
Basic and diluted	131,717,143	-	131,717,143

The above errors did not impact previously reported amounts of net cash used in operating activities, investing activities and financing activities as reported in the statements of cash flows for the six months ended January 31, 2013.

5.	Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances at one financial institution in several accounts. This bank is located in London, England (United Kingdom) and is insured by the Financial Services Compensation Scheme (United Kingdom equivalent of the Federal Deposit Insurance Corporation) and is insured up to $139,825 or 85,000 GBP. At January 31, 2014 and July 31, 2013 the Company had uninsured cash balances of $280,603 and $469,624, respectively.

6.	Related Party Transactions

At January 31, 2014 and July 31, 2013, the Company had loans outstanding with its three officers and a director in the amount of $350,000.  During December 2012, funds were advanced as per agreements dated December 18, 2012 in the amount of  $350,000 and at an interest rate of 6.0% per annum to cover the short-term cash needs of the Company.  The agreements were amended on December 16, 2013 to extend the maturity date and since December 20, 2013 the interest rate has increased to 8.5% per annum.  In the event that at least one-third and one-sixth of the amount due plus interest is not repaid by September 30, 2014 and December 25, 2014, respectively, certain penalties will apply. The Company has evaluated the modification of the loans under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.

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

In November 2013, the Company issued 1,250,000 shares in exchange for services rendered. The shares issued were valued at market and amounted to $66,500.

On December 23, 2013, the Company issued 750,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $40,500.

During the six months ended January 31, 2014, the Company issued 8,987,280 shares as a result of an exchange for common stock and the cashless exercise of a total of 888,452 warrants.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized in the Statement of Operations for the three and six months ended January 31, 2014 and 2013 was $5,662,223 and $6,010,376, respectively.

On August 1, 2013 the Company granted its executive officers cashless stock options to purchase a total of 37,500,000 shares of its common stock at exercise prices ranging from $0.10 to $0.20 per share. These options vested immediately and expire in ten years on July 31, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $1,068,750 which has been fully recognized as expense for the three months ended October 31, 2013.

On November 1, 2013 the Company granted its executive officers cashless stock options to purchase a total of 22,500,000 shares of its common stock at exercise prices ranging from $0.06 to $0.10 per share. These options vested immediately and expire in ten years on October 31, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $985,500 which has been fully recognized as expense for the six months ended January 31, 2014.

On December 31, 2013 the Company granted its executive officers cashless stock options to purchase a total of 66,500,000 shares of its common stock at exercise prices ranging from $0.06 to $0.10 per share. These options vested immediately and expire in ten years on December 30, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $3,591,000 which has been fully recognized as expense for the six months ended January 31, 2014.

The assumptions used in the valuation were as follows:

Market value of stock on measurement date	$0.0285-0.054
Risk-free interest rate	2.24 – 2.99%
Dividend yield	0%
Volatility factor	438 – 459%
Term	10 years

Stock option activity for xix months ended January 31, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	76,250,000	$0.18	5.56	$-
Granted	126,500,000	$0.10	-	$-
Forfeited/expired/cancelled	(8,500,000)	$0.67	-	$-
Outstanding at January 31, 2014	194,250,000	$0.11	8.35	$-
Exercisable at January 31, 2014	156,125,000	$0.10	9.04	$-

Warrants

Warrant activity for six months ended January 31, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,363,691	$0.23	4.02	$-
Granted	-	$-	-	$-
Exercised	(888,452)	$0.50	-	$-
Outstanding at January 31, 2014	101,475,239	$0.23	3.52	$-
Exercisable at January 31, 2014	28,975,239	$0.42	2.53	$-

8.	Settlement of Convertible Note Payable

On January 23, 2014, the Company entered into a settlement of the convertible note payable in the amount of $25,000 thru the issuance of 333,333 shares of common stock. This transaction resulted in a gain on the extinguishment of the debt in the amount of $20,651.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended January 31, 2014 and 2013 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

In 2011, Lightlake commenced a randomized double-blind placebo controlled Phase II trial investigating the use of naloxone intranasally as a treatment for Binge Eating Disorder. The Company randomly selected 138 patients meeting the criteria for Binge Eating Disorder from over 900 applicants and 127 patients enrolled in the trial. While each patient was randomized to take either intranasal naloxone or a placebo nasal spray, all of the patients participated in an exercise program—a behavior that the Company believes can be reinforced through this approach. Some of the patients carried the A118G, which is a genetic variant for the Mu Opioid receptor, and the Company planned to determine whether their response to treatment differed. The Company contracted the Phase II trial operations to Lightlake Sinclair of Helsinki, Finland.

In April 2012, Lightlake completed a Phase II clinical trial in Helsinki, Finland to investigate the use of the opioid antagonist naloxone delivered intranasally as a treatment for Binge Eating Disorder. The Company’s approach was unique, through using a single agent with known safety, delivered intranasally, in response to behavioral stimuli, and selectively addressing a subset of obese and overweight patients which was thought to represent up to 25% of this total patient cohort. The Company believed that its approach could deliver successful outcomes in a challenging area that recently encountered several failures.

On August 8, 2012, Lightlake announced the final data from the Phase II trial investigating the use of naloxone intranasally as a treatment for Binge Eating Disorder. Results from this study have been very encouraging, whereby patients receiving naloxone demonstrated a significant reduction over placebo in reducing bingeing. In addition, the patients receiving the naloxone nasal spray lost weight in the second half of the study and it would appear that patients with the highest BMI tended to reduce their bingeing the most.

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

Opioid Overdose Reversal

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to co-develop a treatment for the reversal of opioid overdoses. Under the terms of the agreement, the DPMCDA of NIDA agreed to sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA planned to file an IND for a final larger study. The goal of the collaboration has been to establish a clinical development plan and regulatory pathway that would potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively reverses opioid overdoses within 18 months.

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

On September 23, 2013, Lightlake commenced a two-week patient trial for the treatment to reverse opioid overdoses in collaboration with NIDA, part of the NIH. This study was designed to evaluate the pharmacokinetic properties of the Company's intranasal naloxone application for the novel intranasal naloxone application. Naloxone is a medicine currently available through injection that can rapidly reverse the overdose of prescription and illicit opioids. The Company’s new intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths. NIDA planned to file an IND for a larger study. The expected goal of the Company’s partnership with NIDA has been to have an FDA approved intranasal naloxone solution for the reversal of opioid overdoses that can be brought to market within 12 to 18 months.

On December 3, 2013, Lightlake announced that the initial findings of its clinical trial with NIDA, part of the NIH, supported the Company’s intranasal delivery of naloxone as a promising innovative treatment for reversing opioid overdoses. Initial data from the study showed that the Company’s naloxone nasal spray potentially can be delivered into the blood stream at least as quickly as the injection process currently used by hospitals, first responders, and others treating opioid overdoses.

Results of Operations

The following compares Lightlake’s operations for the three months ended January 31, 2014 to the same period at January 31, 2013.

Revenues

Lightlake did not have any revenues during the three months ended January 31, 2014 or 2013, and has generated no revenues since inception, as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

General and Administrative Expenses

Operating expenses were incurred in the amount of $5,091,168 and $6,241,477 for the three months ended January 31, 2014 and 2013, respectively. The difference in the year over year change of $1,150,309 was due to the issuance of stock options to officers as an incentive to retain their services.

Research and Development Expenses

Lightlake spent $31,806 and $74,550 during the three months ended January 31, 2014 and 2013, respectively. The year over year decrease of $42,744 primarily was due to lower expenses entailed with respect to the Company’s treatment to reverse opioid overdoses given the Company’s collaboration with NIDA.

Interest Expense

During the three months ended January 31, 2014, interest expense decreased by $103,091 to $6,242 as compared to January 31, 2013. This decrease was due to a reduction in obligations connected to outstanding convertible debt and settlement of a convertible note during the three months ended January 31, 2014.

Net Loss

The comparable net loss for the three months ended January 31, 2014 was $5,055,113 as compared to the net loss of $6,290,158 for the three months ended January 31, 2013. Included in the net loss for the three months ended January 31, 2014 were the recognition of interest expense derived from the issuance of convertible notes payable and the issuance of stock based compensation to officers. Additionally, Lightlake has recognized debt discounts and beneficial conversion features of the Company’s derivative debt contracts arising out of the Company’s convertible notes payable.

The following compares Lightlake’s operations for the six months ended January 31, 2014 to the same period at January 31, 2013.

Revenues

Lightlake did not have any revenues during the six months ended January 31, 2014 or 2013, and has generated no revenues since inception, as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

General and Administrative Expenses

Operating expenses were incurred in the amount of $6,630,741 and $6,974,522 for the six months ended January 31, 2014 and 2013, respectively. The difference in the year over year change of ($343,781) was due to a reduction in stock based compensation issued to officers and outside consultants as compared to the prior year.

Research and Development Expenses

Lightlake spent $89,396 and $149,691 during the six months ended January 31, 2014 and 2013, respectively. The decrease of $60,295 for the six months ended January 31, 2014 was the result of a lower amount of spending needed with respect to the Company’s treatment to reverse opioid overdoses given the Company’s collaboration with NIDA. The Company’s research and development initiatives and processes are dependent on the ability of the Company to raise capital.

Interest Expense

During the six months ended, January 31, 2014, interest expense decreased by $122,965 to $131,789 as compared to the six months ended January 31, 2013. This decrease was due to a reduction in obligations connected to outstanding convertible debt as compared to the same six months ended January 31, 2013.

Net Loss

The comparable net loss for the six months ended January 31, 2014 and since inception was $6,768,946, and $41,619,341, respectively, as compared to the net loss for the six months ended January 31, 2013 and since inception to January 31, 2013 of $7,147,472 and $25,565,979 respectively. Included in these net losses were the recognition of interest expense derived from the issuance of convertible notes payable and the issuance of stock based compensation to officers during the six months ended January 31, 2014. Additionally, Lightlake has recognized debt discounts and beneficial conversion features of the Company’s derivative debt contracts arising out of the Company’s convertible notes payable.

Liquidity and Capital Resources

Lightlake’s cash position of $420,428 at January 31, 2014 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to seek additional funding. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

However, during the three months ended, January 31, 2014 Lightlake received an additional $250,000 in funding in exchange for a 0.5% interest in the Company’s binge eating disorder product. During the third and fourth quarters of the fiscal year ended July 31, 2013, the Company received funding of $600,000 and $150,000, respectively, which increased the cash position of the Company. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan.

The financial position of Lightlake at January 31, 2014 and the year ended July 31, 2013 showed a decrease in assets from the year ended July 31, 2013 of $195,881 to $447,172. This was due to a decrease in the Company’s cash position of $178,195, which was due to the Company’s funding operations. The liabilities at January 31, 2014 increased $515,957 to $2,149,026. Included in this increase are the accrual of officer salaries and the investment in the Company of $250,000 in exchange for an interest in the Company’s binge eating disorder product.

Going Concern

Lightlake is a Development Stage Company.  The Company has not attained profitable operations and is dependent upon obtaining financing to pursue additional clinical trials with respect to Binge Eating Disorder and to develop the other parts of the Company’s pipeline.  In their report on the Company’s financial statements at January 31, 2014 and July 31, 2013, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the NIDA initial data announced on December 3, 2013, the Company aims to further develop a treatment for the reversal of opioid overdose. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization within 12 to 18 months of a new pharmaceutical treatment that can rapidly reverse the overdose of prescription and illicit opioids.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding from debt financing or the sale of the Company’s common stock to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.  The Company has no material commitments for capital expenditures as of January 31, 2014.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of January 31, 2014 and July 31, 2013.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2013, the Company issued 1,250,000 shares to two consultants in exchange for services rendered. The shares issued were valued at market and amounted to $66,500.

On December 23, 2013, the Company issued 750,000 shares to three consultants in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $40,500.

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

LIGHTLAKES THERAPUETICS INC.

Date: March 17, 2014	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 17, 2014	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

