Form 10-Q
period 2014-04-30
Lightlake Therapeutics Inc.
filed 2014-06-10
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 6, 2014, there were 177,907,394 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Lightlake Therapeutics Inc.

(a Development Stage Enterprise)

Financial Statements

For the Three and Nine Months Ended

April 30, 2014 and 2013

And

The Period From Inception (July 25, 2005) to

April 30, 2014

Page
Number
Financial Statements:

Balance Sheets as of April 30, 2014 and July 31, 2013 (Unaudited)	4

Statements of Operations for the three and nine months ended April 30, 2014 and 2013 and the period from Inception (July 21, 2005) to April 30, 2014 (Unaudited)	5

Statements of Shareholders' Deficit for the period from Inception (July 21, 2005) to April 30, 2014 (Unaudited)	6

Statements of Cash Flows for the nine months ended April 30, 2014 and 2013 and the period from Inception (July 21, 2005) to April 30, 2014 (Unaudited)	7

Notes to Unaudited Financial Statements	8

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Balance Sheets (Unaudited)
As of
April 30, 2014 and July 31, 2013

	April 30,	July 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$180,827	$598,623
Prepaid insurance	41,650	21,250
Total current assets	222,477	619,873

Other assets
Patents and patent applications (net of accumulated amortization of $5,224 at April 30, 2014 and $4,270 at July 31, 2013)	22,226	23,180

Total assets	$244,703	$643,053

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$19,060	$40,767
Accrued salaries and wages	1,131,893	457,636
Due to related party	350,000	350,000
Convertible notes payable, net of debt discounts	-	25,000
Derivative liability	-	9,666
Total current liabilities	1,500,953	883,069

Deferred revenue	1,003,500	750,000
Total liabilities	2,504,453	1,633,069

Stockholders' deficit
Common stock; par value $0.001; 200,000,000 shares authorized; 178,207,278 shares issued and outstanding at April 30, 2014 and 164,699,973 shares issued and outstanding at July 31, 2013	178,206	164,700
Additional paid-in capital	39,735,580	33,695,679
Accumulated deficit during the development stage	(42,173,536)	(34,850,395)
Total stockholders' deficit	(2,259,750)	(990,016)
Total liabilities and stockholders' deficit	$244,703	$643,053

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)

Statements of Operations (Unaudited)
For the three and nine months ended April 30, 2014 and the period from inception (June 21, 2005) to April 30, 2014

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		(June 21, 2005)
	April 30,		April 30,		to April 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-
Operating expenses
General and administrative	494,455	544,650	7,035,800	7,369,472	40,645,103
Research and development	52,486	35,000	141,882	158,679	930,721
Mineral interests	-	-	-	-	39,015
Total operating expenses	546,941	579,650	7,177,682	7,528,151	41,614,839

Loss from operations	(546,941)	(579,650)	(7,177,682)	(7,528,151)	(41,614,839)

Other income (expense)
Interest expense	(7,254)	(177,186)	(139,043)	(431,940)	(753,477)
Change in derivative	-	-	(27,067)	81,804	130,966
Gain on debt settlement/forgiveness	-	-	20,651	-	63,814
Total other income (expense)	(7,254)	(177,186)	(145,459)	(350,136)	(558,697)

Loss before provision for income taxes	(554,195)	(756,836)	(7,323,141)	(7,878,287)	(42,173,536)

Provision for income taxes	-	-	-	-	-

Net loss	$(554,195)	$(756,836)	$(7,323,141)	$(7,878,287)	$(42,173,536)

Loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.06)
Weighted average common shares outstanding
Basic and diluted	177,929,385	132,928,865	173,631,615	132,928,865

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Stockholders' Deficit (Unaudited)
For the period from Inception (June 21, 2005)
to April 30, 2014

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 21, 2005	-	-	-	-	-

Balance at July 31, 2005	-	-	-	-	-

Common shares issued for cash
March 2006 at $0.001 per share	5,000,000	5,000	-	-	5,000
March 2006 at $0.01 per share	1,300,000	1,300	11,700	-	13,000
April 2006 at $0.01 per share	75,000	75	7,425	-	7,500
May 2006 at $0.01 per share	150,000	150	29,850	-	30,000

Net loss	-	-	-	(32,125)	(32,125)

Balance at July 31, 2006	6,525,000	$6,525	$48,975	$(32,125)	$23,375

Net loss				(33,605)	(33,605)

Balance at July 31, 2007	6,525,000	$6,525	$48,975	$(65,730)	$(10,230)

Net loss	-	-	-	(17,924)	(17,924)

Balance at July 31, 2008	6,525,000	$6,525	$48,975	$(83,654)	$(28,154)

Net income	-	-	-	28,444	28,444

Balance at July 31, 2009	6,525,000	$6,525	$48,975	$(55,210)	$290

Forward Stock Split : 20 for 1	130,500,000	130,500	(130,500)	-	-

Stock issued for acquisition of patent	20,333,333	20,333	-	-	20,333

Cancellation of shares	(100,000,000)	(100,000)	100,000	-	-

Stock issued for services	4,150,000	4,150	1,354,650	-	1,358,800

Net loss	-	-	-	(2,016,710)	(2,016,710)

Balance at July 31, 2010	61,508,333	$61,508	$1,373,125	$(2,071,920)	$(637,287)

Warrants issued for acquisition of patent	-	-	7,117	-	7,117

Sales of common stock	5,640,000	5,640	3,072,380	-	3,078,020

Stock issued for services	9,828,000	9,828	6,108,342	-	6,118,170

Stock based compensation from issuance of stock options	-	-	2,550,000	-	2,550,000

Net loss	-	-	-	(11,454,537)	(11,454,537)

Balance at July 31, 2011	76,976,333	$76,976	$13,110,964	$(13,526,457)	$(338,517)

Sales of common stock	8,438,572	8,439	794,490	-	802,929

Stock issued for services	37,555,668	37,556	10,011,301	-	10,048,857

Conversion of Convertible Notes Payable to Common Stock	3,332,843	3,332	96,668	-	100,000

Cancellation of shares	(220,000)	(220)	220	-	-

Stock based compensation from issuance of stock options	-	-	752,760	-	752,760

Stock based compensation from issuance of stock warrants	-	-	161,700	-	161,700

Net loss	-	-	-	(12,146,447)	(12,146,447)

Balance at July 31, 2012	126,083,416	$126,083	$24,928,103	$(25,672,904)	$(618,718)

Sales of common stock	916,666	917	54,083	-	55,000

Stock issued for services	12,265,568	12,266	925,087	-	937,353

Conversion of Convertible Notes Payable to Common Stock	25,334,323	25,334	777,078	-	802,412

Issuance of Common Stock as Deferred Financing Cost	100,000	100	13,400	-	13,500

Stock based compensation from issuance of stock options	-	-	3,610,362	-	3,610,362

Stock based compensation from issuance of warrants	-	-	3,261,000	-	3,261,000

Forgiveness of debt by related party			126,566		126,566

Net loss	-	-	-	(9,177,491)	(9,177,491)

Balance at July 31, 2013	164,699,973	$164,700	$33,695,679	$(34,850,395)	$(990,016)

Derivative liability	-	-	(337,413)	-	(337,413)

Settlement of derivative liability	-	-	506,574	-	506,574

Conversion of convertible note to common stock	333,333	333	7,723	-	8,056

Stock issued for services	4,186,692	4,186	209,781	-	213,967

Stock issued due to exercise of warrants	8,987,280	8,987	(8,987)	-	-

Stock based compensation from issuance of stock options	-	-	5,662,223	-	5,662,223

Net loss	-	-	-	(7,323,141)	(7,323,141)

Balance at April 30, 2014	178,207,278	$178,206	$39,735,580	$(42,173,536)	$(2,259,750)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
( a Development Stage Enterprise)

Statements of Cash Flows (Unaudited)
For the nine months ended April 30, 2014 and 2013 and the period from inception (June 21, 2005) to April 30, 2014

	For the		From Inception
	Nine Months Ended		(June 21, 2005)
	April 30,		to April 30,
	2014	2013	2014

Cash flows provided by (used in) operating activities
Net loss	$(7,323,141)	$(7,878,287)	$(42,173,536)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	954	1,029	5,224
Issuance of common stock for services	213,967	802,074	18,677,147
Issuance of common stock as deferred financing costs	-	-	13,500
Stock based compensation from issuance of options	5,662,223	711,833	12,575,345
Stock based compensation from issuance of warrants	-	152,450	3,422,700
Accreted interest on debt discounts	132,428	94,424	613,193
Gain on debt settlement/forgiveness	(20,651)	-	(20,651)
Change in derivative	27,067	46,019	(130,966)

Changes in assets and liabilities:
(Increase) in prepaid insurance	(20,400)	29,750	(41,650)
Increase (decrease) in accounts payable	(21,707)	16,392	19,060
Increase in accrued salaries and wages	677,964	216,671	1,135,600
Net cash used by operating activities	(671,296)	(5,807,645)	(5,905,034)

Cash flows provided by (used in) investing activities	-	-	-

Cash flows provided by (used in) financing activities
Borrowings from related parties	-	350,000	922,587
Borrowings on convertible notes payable	-	246,837	604,500
Payments to related parties on notes payable	-	(11,626)	(436,175)
Investment received in exchange for royalty agreement	253,500	600,000	1,003,500
Issuance of common stock for cash	-	55,000	3,991,449
Net cash provided from financing activities	253,500	1,240,211	6,085,861

Net increase (decrease) in cash and cash equivalents	(417,796)	(4,567,434)	180,827
Cash and cash equivalents, beginning of period	598,623	20,423	-
Cash and cash equivalents, end of period	$180,827	$(4,547,011)	$180,827

Supplemental disclosure
Interest paid during the period	$139,043	$431,940	$403,523
Taxes paid during the period	$-	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$8,056	$399,857	$378,900
Debt discounts attributable to derivative valuation	$132,428	$152,078	$452,205
Settlement of derivative liability	$506,574	$-	$506,574
Cashless exercise of warrants	$8,988	$-	$8,988
Derivative liability	$337,413	$-	$337,413

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

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

The results of operations for the nine months ended April 30, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

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

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

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

As of April 30, 2014, the convertible note was converted to equity and the derivative warrants were either exchanged for common stock or no longer required derivative treatment as a result of the note conversion. Consequently, at April 30, 2014, derivative liabilities have a balance of zero. The derivative instruments were marked to market at settlement dates and the corresponding value of the derivative liabilities of $506,574 was credited to additional paid in capital.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2013	$9,666
Fair value of warrant derivative liabilities at issuance	469,841
Settlement of derivative liability	(506,574)
Unrealized derivative loss included in other expense	27,067
Balance at April 30, 2014	$-

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

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

In preparing the Company’s financial statements for the quarter ended October 31, 2013, the Company discovered and corrected errors related to the accounting of stock options issued to officers and a director in prior years which were either fully vested at the date of grant or with a vesting term ranging up to 9 years. The prior period financial statements amortized these costs over the contractual term as opposed to the vesting period. This error resulted in a misstatement in stock based compensation expense for the three and nine months ended April 30, 2014 of ($205,106) and $2,098,270, respectively.

Additionally, 72,500,000 in warrants were issued to officers on December 31, 2012 as part of their employment agreements. These warrants vested on that date and were determined to have a fair value of $3,261,000. During the three and nine months ended April 30, 2013, the Company recognized an expense related to these warrants of $72,450 and $152,450, respectively. Therefore, there was a net under (over)statement in stock-based compensation expense of ($72,450) and $3,108,550 for the three and nine months ended April 30, 2014, respectively.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the nine months ended April 30, 2014, the Company believes the impact would have been significant to the current quarter and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company revised in the current filing previously reported quarterly results during the three and nine months ended April 30, 2013.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

The impact of the above errors to the statement of operations for the nine months ended April 30, 2013 are as follows:

	As previously
	reported	Adjustments	As revised

Revenues	-	-	-
Operating expenses
General and administrative	2,162,652	5,206,820	7,369,472
Research and development	158,679	-	158,679

Total operating expenses	2,321,331	5,206,820	7,528,151

Other income (expense)
Interest expense	(431,940)	-	(431,940)
Change in derivative	81,804	-	81,804
Debt forgiveness	-	-	-

Total other income (expense)	(350,136)	-	(350,136)

Income (loss) before provision for income taxes	(2,671,467)	5,206,820	(7,878,287)
Provision for income taxes	-	-	-

Net income (loss)	(2,671,467)	5,206,820	(7,878,287)

Loss per common share:
Basic and diluted	$(0.01)	-	$(0.06)

Weighted average common shares outstanding
Basic and diluted	132,928,865	-	132,928,865

The above errors did not impact previously reported amounts of net cash used in operating activities, investing activities and financing activities as reported in the statements of cash flows for the nine months ended April 30, 2013.

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

The impact of the above errors to the statement of operations for the three months ended April 30, 2013 are as follows:

	As previously
	reported	Adjustments	As revised

Revenues	-	-	-
Operating expenses
General and administrative	822,206	(277,556)	544,650
Research and development	35,000	-	35,000

Total operating expenses	857,206	(277,556)	579,650

Other income (expense)
Interest expense	(177,186)	-	(177,186)
Change in derivative	-	-	-
Debt forgiveness	-	-	-

Total other income (expense)	(177,186)	-	(177,186)

Income (loss) before provision for income taxes	(1,034,392)	(277,556)	(756,836)
Provision for income taxes	-	-	-

Net income (loss)	(1,034,392)	(277,556)	(756,836)
Loss per common share:
Basic and diluted	$(0.00)	-	$(0.01)

Weighted average common shares outstanding
Basic and diluted	132,928,865	-	132,928,865

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

5.	Related Party Transactions

At April 30, 2014 and July 31, 2013, the Company had loans outstanding with its three officers and a director in the amount of $350,000.  During December 2012, funds were advanced as per agreements dated December 18, 2012 in the amount of $350,000 and at an interest rate of 6.0% per annum to cover the short-term cash needs of the Company. The agreements were amended on December 16, 2013 to extend the final maturity date to January 6, 2015 and increased the interest rate to 8.5% per annum.  In the event that at least one-third and one-ninth of the amount due plus interest is not repaid by September 30, 2014 and December 25, 2014, respectively, certain penalties will apply. The Company has evaluated the modification of the loans under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.

6.	Deferred Revenue

On December 17, 2013, the Company entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 0.5% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a sixty day option to receive 3,125,000 shares of common stock in lieu of the 0.5% interest in the product.

This investment was accounted for as a liability pursuant to current accounting research until such time as the product is approved by the U.S. Food and Drug Administration, at which time it will be recognized as revenue. However, if the milestone is not achieved then the investment will be recorded as additional paid-in capital upon issuance of the common stock.

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

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

On October 31, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,750.

In November 2013, the Company issued 1,250,000 shares in exchange for services rendered. The shares issued were valued at market and amounted to $66,500.

On December 23, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $21,750.

On April 7, 2014, the Company issued 376,225 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,049.

During the nine months ended April 30, 2014, the Company issued 8,987,280 shares as a result of the cashless exercise of 888,452 warrants.

Stock Based Compensation

As required by ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized in the Statement of Operations for the three and nine months ended April 30, 2014 was $0 and $5,662,223, respectively.

On August 1, 2013 the Company granted its executive officers cashless stock options to purchase a total of 37,500,000 shares of its common stock at exercise prices ranging from $0.10 to $0.20 per share. These options vested immediately and expire in ten years on July 31, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $1,068,750 which has been fully recognized as expense for the nine months ended, April 30, 2014.

On November 1, 2013 the Company granted its executive officers cashless stock options to purchase a total of 22,500,000 shares of its common stock at exercise prices ranging from $0.06 to $0.10 per share. These options vested immediately and expire in ten years on October 31, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $985,500 which has been fully recognized as expense for the nine months ended, April 30, 2014.

On December 31, 2013 the Company granted its executive officers cashless stock options to purchase a total of 66,500,000 shares of its common stock at exercise prices ranging from $0.06 to $0.10 per share. These options vested immediately and expire in ten years on December 30, 2023. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $3,591,000 which has been fully recognized as expense for the nine months ended, April 30, 2014.

The assumptions used in the valuation were as follows:

Market value of stock on measurement date	$0.0285-0.054
Risk-free interest rate	2.24 – 2.99%
Dividend yield	0%
Volatility factor	438 – 459%
Term	10 years

Lightlake Therapeutics Inc.
(a Development Stage Enterprise)
Notes to (Unaudited) Financial Statements

Stock option activity for nine months ended April 30, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	76,250,000	$0.18	5.56	$-
Granted	126,500,000	$0.10	-	$-
Forfeited/expired/cancelled	(8,500,000)	$0.67	-	$-
Outstanding at April 30, 2014	194,250,000	$0.11	8.11	$-
Exercisable at April 30, 2014	156,125,000	$0.10	8.80	$-

Warrants

Warrant activity for nine months ended April 30, 2014is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,363,691	$0.23	4.02	$-
Granted	-	$-	-	$-
Exercised	(888,452)	$0.50	-	$-
Outstanding at April 30, 2014	101,475,239	$0.23	3.52	$-
Exercisable at April 30, 2014	28,975,239	$0.42	2.28	$-

8.	Settlement of Convertible Note Payable

On January 23, 2014 the Company entered into a settlement of a convertible note payable in the amount of $25,000 and interest of $3,707 through the issuance of 333,333 shares of common stock. This transaction resulted in a gain on the extinguishment of the debt in the amount of $20,651.

9.	Subsequent Events

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor in the amount of $300,000 for use by the Company for any purpose, including the research, development, marketing and commercialization of the Company’s opioid overdose reversal treatment. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the product and pay the investor 1.5% of the net profit generated from the product used for this treatment after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months of the date of investment, the investor will have a sixty day option to receive 3,750,000 shares of common stock in lieu of the 1.5% interest in the product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended April 30, 2014 and 2013 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

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

To date, Lightlake has carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair. The Company was informed on October 15, 2010, that the US Patent application was approved. These patents are related to a method for treating eating disorders by repeatedly administering naloxone in a dosage sufficient to block the effects of opiate agonists to a subject suffering from an eating disorder caused by one or more related problem responses (the “Sinclair Method”). The Sinclair Method was developed by Dr. David Sinclair original intended for the treatment of alcohol dependency. In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels. H. Lundbeck A/S’s Selincro (nalmefene), was recently approved in Europe, and the treatment regimen is based on Dr. Sinclair’s work.

In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the FDA approved the use of naltrexone as a treatment for alcohol dependency. Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism. As stated above, the Company continues to explore various medical applications of this method.

Product Development and Testing

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

With respect to Lightlake’s potential treatment for reversing opioid overdoses, on April 16, 2013 and May 30, 2013, the Company entered into agreements and subsequently received funding from one investor in the amounts of $600,000 and $150,000, respectively, for the research, development, marketing and commercialization of the Company’s aforementioned treatment. In exchange for these investments, the Company agreed to pay the investor 6.0% and 1.5%, respectively, of the net profit generated from the product used for this treatment after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months of the dates of investment, the investor will have a ninety day option to receive 7,500,000 and 1,875,000 shares of common stock in lieu of the 6.0% and 1.5% interests in the product, respectively. This investment was accounted for as an equity investment and increased paid in capital.

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

On March 14, 2014, Lightlake filed US Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

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

In 2011, Lightlake commenced a randomized double-blind placebo controlled Phase II trial investigating the use of naloxone intranasally as a treatment for Binge Eating Disorder. The Company randomly selected 138 patients meeting the criteria for Binge Eating Disorder from over 900 applicants and 127 patients enrolled in the trial. Each patient was randomized to take either intranasal naloxone or a placebo nasal spray. The Company contracted the Phase II trial operations to Lightlake Sinclair of Helsinki, Finland.

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

Lightlake now aims to collaborate with other parties to progress its drug development program for Binge Eating Disorder. The Company has identified suitable centers in the United States. The Company aims to broaden its product pipeline, and anticipates commencing further trials based on its existing, as well as potential patents that relate to the use of opioid antagonists.

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

Results of Operations

The following compares Lightlake’s operations for the three months ended April 30, 2014 to the same period at April 30, 2013.

Revenues

Lightlake did not have any revenues during the three months ended April 30, 2014 or 2013, and has generated no revenues since inception, as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since its inception have been considered as part of the Company’s development stage activities.

General and Administrative Expenses

Operating expenses were incurred in the amount of $546,941 and $579,650 for the three months ended April 30, 2014 and 2013, respectively. The reduction in expenses as compared to the same period in the prior year was due to no stock options being issued during the period.

Research and Development Expenses

Lightlake spent $52,486 and $35,000 during the three months ended April 30, 2014 and 2013, respectively. The year over year increase of $17,486 primarily was due to continuing work in the Company’s programs to reverse opioid overdoses.

Interest Expense

During the three months ended April 30, 2014, interest expense decreased to $7,254 at April 30, 2014 as compared to $177,186 at April 30, 2013. This decrease was due to a reduction in obligations connected to outstanding convertible debt.

Net Loss

The comparable net loss for the three months ended April 30, 2014 was $554,195 as compared to the net loss of $756,836 for the three months ended April 30, 2013. This reduction of net loss was due primarily to a reduction in operating expenses of $32,709 combined with reduced interest expense of $169,932 as a result of the conversion of the derivative debt contracts arising out of the Company’s convertible notes payable occurring in previous quarters.

The following compares Lightlake’s operations for the nine months ended April 30, 2014 to the same period at April 30, 2013.

Revenues

Lightlake did not have any revenues during the nine months ended April 30, 2014 or 2013, and has generated no revenues since inception, as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since the Company’s inception have been considered as part of the Company’s development stage activities.

General and Administrative Expenses

Operating expenses were incurred in the amount of $7,035,800 and $7,369,472 for the nine months ended April 30, 2014 and 2013, respectively. The decrease in the year over year change of $333,672 was due to a decrease in stock options issued to the officers as compared to the prior year.

Research and Development Expenses

Lightlake spent $141,882 and $158,679 during the nine months ended April 30, 2014 and 2013, respectively. The decrease of $16,797 for the nine months ended April 30, 2014 was the result of a lower amount of spending needed with respect to the Company’s treatment to reverse opioid overdoses given the Company’s collaboration with NIDA. The Company’s research and development initiatives and processes are dependent on the ability of the Company to raise capital.

Interest Expense

During the nine months ended, April 30, 2014, interest expense decreased by $292,897 to $139,043 as compared to the nine months ended April 30, 2013 which showed an expense of $431,940. This decrease was due to a reduction in obligations connected to outstanding convertible debt as compared to the same nine months ended April 30, 2013.

Net Loss

The comparable net loss for the nine months ended April 30, 2014 and from inception to April 30, 2014, was $7,323,141, and $42,173,536, respectively, as compared to the net loss for the nine months ended April 30, 2013 and from inception to April 30, 2013 of $7,878,287 and $26,715,253, respectively. Included in these net losses were the recognition of interest expense derived from the issuance of convertible notes payable and the issuance of stock based compensation to officers during the nine months ended April 30, 2014. Additionally, Lightlake has recognized debt discounts and beneficial conversion features of the Company’s derivative debt contracts arising out of the Company’s convertible notes payable.

Liquidity and Capital Resources

Lightlake’s cash position of $180,827 at April 30, 2014 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to seek additional funding. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

However, during the three months ended, January 31, 2014, Lightlake received an additional $250,000 in funding in exchange for a 0.5% interest in the Company’s Binge Eating Disorder product. During the third and fourth quarters of the fiscal year ended July 31, 2013, the Company received funding of $600,000 and $150,000, respectively, which increased the cash position of the Company. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan.

The financial position of Lightlake at April 30, 2014 and the year ended July 31, 2013 showed a decrease in assets from the year ended July 31, 2013 of $398,350 to $244,703. This was due to a decrease in the Company’s cash position of $417,796, which was due to the Company’s funding operations during the second quarter. The liabilities at April 30, 2014 increased $871,384 to $2,504,453. Included in this increase are the accrual of officer salaries and the investment in the Company of $250,000 in exchange for an interest in the Company’s Binge Eating Disorder product.

Going Concern

Lightlake is a Development Stage Company.  The Company has not attained profitable operations and is dependent upon obtaining financing to pursue additional clinical trials with respect to Binge Eating Disorder and to develop the other parts of the Company’s pipeline.  In their report on the Company’s financial statements at April 30, 2014 and July 31, 2013, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

Lightlake aims to collaborate with other parties to progress the Company’s drug development program for Binge Eating Disorder.  The Company has identified suitable centers in the United States. The Company also is looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at King’s College London, UK, as the Company is confident that it can apply the same science to develop a solution for this condition. In working with King’s College, which has an internationally renowned eating disorder unit, the Company believes that it will considerably strengthen the Company’s already distinguished research and development team.

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

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding from debt financing or the sale of the Company’s common stock to meet the Company’s obligations over the next twelve months.  The Company does not have any arrangements in place for any future equity financing.  The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.  The Company has no material commitments for capital expenditures as of April 30, 2014.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of April 30, 2014 and July 31, 2013.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2013, the Company issued 375,000 shares to the same consultant shares were issued on August 12, 2013 and September 18, 2013 in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,750.

In November 2013, the Company issued 1,250,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $66,500.

On December 23, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $21,750.

On April 7, 2014, the Company issued 376,225 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,049.

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

LIGHTLAKE THERAPEUTICS INC.

Date: June 10, 2014	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: June 10, 2014	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

