Form 10-K
period 2014-07-31
Lightlake Therapeutics Inc.
filed 2014-10-27
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51753

LIGHTLAKE THERAPEUTICS INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96-98 Baker Street, First Floor, London, England	W1U 6TJ
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2014, was $9,759,032.

As of October 23, 2014, the registrant had 179,608,675 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

Our Company

Lightlake Therapeutics Inc. (“Lightlake” or the “Company”) is an early stage biopharmaceutical company using the Company’s expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.  The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31 and the Company is a Development Stage Company.  The Company’s strategy is to develop treatments to addictions and related disorders based on the Company’s expertise using opioid antagonists. The Company currently is developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). The Company also is developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder.

Currently, Lightlake is focused on developing: (i) a treatment to reverse opioid overdoses, (ii) a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, and (iii) a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time.

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

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine currently available through injection that can rapidly reverse the overdose of prescription and illicit opioids. Lightlake’s new intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to co-develop a treatment for the reversal of opioid overdoses. Under the terms of the agreement, the DPMCDA of NIDA agreed to sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA planned to file an investigational new drug application (“IND”) for a final larger study. The goal of the collaboration has been to establish a clinical development plan and regulatory pathway that would potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively reverses opioid overdoses.

With respect to Lightlake’s potential treatment for reversing opioid overdoses, on April 16, 2013 and May 30, 2013, the Company entered into agreements and subsequently received funding from one investor in the amounts of $600,000 and $150,000, respectively, for the research, development, marketing and commercialization of the Company’s aforementioned treatment. In exchange for these investments, the Company agreed to provide the investor with 6.0% and 1.5%, respectively, interests in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 6.0% and 1.5% interests if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months of the dates of investment, the investor will have a 60 day option to receive 7,500,000 and 1,875,000 shares of common stock in lieu of the 6.0% and 1.5% interests in the product, respectively.

On July 17, 2013, Lightlake entered into a three year consulting agreement for consulting and advisory services related to the development of the Company’s potential treatment for opioid addiction. In exchange for these services, the Company has agreed to provide the consultant with a 5.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The consultant also has rights with respect to its 5.0% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months the consultant will have a 60 day option to receive 6,250,000 shares of common stock in lieu of the 5.0% interest in the product.

On September 23, 2013, Lightlake commenced a two-week patient trial for the treatment to reverse opioid overdoses in collaboration with NIDA. This study was designed to evaluate the pharmacokinetic properties of the Company's intranasal naloxone application for the novel intranasal naloxone application.

On December 3, 2013, Lightlake announced that the initial findings of its clinical trial with NIDA supported the Company’s intranasal delivery of naloxone as a promising innovative treatment for reversing opioid overdoses. Initial data from the study showed that the Company’s naloxone nasal spray potentially can be delivered into the blood stream at least as quickly as the injection process currently used by hospitals, first responders, and others treating opioid overdoses.

On March 14, 2014, Lightlake filed US Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

On May 15, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months the investor will have a 60 day option to receive 3,750,000 shares of common stock in lieu of the 1.5% interest in the product.

On July 9, 2014, Lightlake announced that it signed an agreement with a commercial contract manufacturer to commence production of its naloxone-based opioid overdose reversal treatment. The Company expected that this manufacturer would be able to provide sufficient manufacturing capacity at cGMP production facilities to enable commercialization of the Company’s treatment on a global scale.

On July 9, 2014, Lightlake filed US Provisional Application No. 62/022,268 with respect to the Company’s treating opioid overdoses through the administration of intranasal naloxone.

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest.

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray.

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

In 2011, Lightlake commenced a randomized double-blind placebo controlled Phase II trial investigating the use of naloxone intranasally as a treatment for Binge Eating Disorder. The Company randomly selected 138 patients meeting the criteria for Binge Eating Disorder from over 900 applicants, of which 298 of these applicants had gene samples analyzed, and 127 patients enrolled in the trial. Each patient was randomized to take either intranasal naloxone or a placebo nasal spray. The Company contracted the Phase II trial operations to Lightlake Sinclair of Helsinki, Finland.

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

On December 17, 2013, the Company entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Net Profit as related to the Company’s Binge Eating Disorder treatment. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a 60 day option to receive 3,125,000 shares of common stock in lieu of the 0.5% interest in the product.

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

General Information

Lightlake was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31 and the Company is a Development Stage Company.  The Company is an early stage biopharmaceutical company and the Company’s strategy is to develop treatments to addictions and related disorders based on the Company’s expertise using opioid antagonists.

During the fiscal year ended July 31, 2013, Lightlake carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair.  The Company was informed on October 15, 2010, that the US Patent application was approved. The Company has successfully commenced and completed a Phase II Binge Eating Disorder trial. The Company also has collaborated with NIDA, part of the NIH, with respect to developing a treatment to reverse opioid overdoses.

On September 23, 2009, Dr. Roger Crystal became Lightlake’s Chief Executive Officer (CEO) and joined the Company’s board of directors.

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

On December 29, 2010, Lightlake announced that it had appointed Mary K. Pendergast JD, LLM, as the Company’s advisor for Regulatory and Strategic Matters.  She is President of Pendergast Consulting, a legal and regulatory consulting firm founded in 2003.  Her background consists of a distinguished pedigree in her field including serving as Deputy Commissioner and Senior Advisor at the FDA.  Her appointment is a significant addition to the team as her expertise as well as her wealth of knowledge will assist the Company in navigating through an increasingly challenging regulatory environment.

On April 17, 2012, Lightlake appointed Kevin A. Pollack to the Company’s board of directors.  Mr. Pollack has been an investment banker and securities attorney at Banc of America Securities and Sidley Austin (formerly Brown & Wood), respectively, and has previous asset management experience at Paragon Capital. He is a magna cum laude graduate of the Wharton School of the University of Pennsylvania and holds JD and MBA degrees from Vanderbilt University, where he graduated with Beta Gamma Sigma honors. Currently, Mr. Pollack sits on the board of directors of MagneGas Corporation and Pressure BioSciences, Inc. He also is President of Short Hills Capital LLC.

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

Lightlake has not attained profitable operations and is dependent upon obtaining financing. The Company anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products.   However, the Company may not be able to raise sufficient funding to fund the Company’s operations.

Lightlake has not had a bankruptcy, receivership or similar proceeding. Lightlake has not had material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business. Lightlake is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Employees

As of July 31, 2014, Lightlake has three permanent employees.  In addition, the Company has numerous outside consultants that are not on the Company’s payroll.

ITEM 1A.  RISK FACTORS

Lightlake has not generated any revenue and expects to incur significant operating losses for the foreseeable future.

Lightlake was incorporated on June 21, 2005.  The Company operates as an early stage biopharmaceutical company focusing on using the Company’s expertise in opioid antagonists to build a platform of innovative solutions to common addictions and related disorders.  The Company has not generated any revenues as of the date of this report.   The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders.  These potential problems include, but are not limited to, unanticipated problems relating to the clinical trials, changes in the regulatory and competitive landscape, and additional costs and expenses that may exceed current budget estimates for the completion of the trials.  Prior to submitting the overdose reversal treatment for FDA approval, the Company anticipates that the Company will incur increased operating expenses. Prior to completion of any Phase III clinical trials with respect to treating obesity and eating disorders, the Company anticipates that the Company will incur increased operating expenses.  The Company expects to incur significant losses into the foreseeable future. The Company recognizes that if the Company is unable to generate funding, the Company will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful.  If the Company is unsuccessful in addressing these risks, then the Company will most likely fail.

Lightlake’s independent auditor has issued an audit opinion for the Company which includes a statement describing the company’s going concern status. The Company’s financial status creates a doubt whether the Company will continue as a going concern.

Based on Lightlake’s financial history since inception, the Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has generated no revenue to date.

The trading in Lightlake’s shares is regulated by Securities and Exchange Commission rule 15g-9 which established the definition of a "penny stock."

Lightlake’s shares are defined as a “Penny Stock” under the Securities and Exchange Act of 1934, and rules of the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s securities, which could severely limit the market price and liquidity of the Company’s securities. These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell Company’s common stock.

Lightlake will incur ongoing costs and expenses for SEC reporting and compliance. Without revenue the Company may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Lightlake’s shares are quoted on the OTCQB Market under the symbol “LLTP.”  To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for the Company to remain in compliance the Company will require cash to cover the cost of these filings, which could comprise a substantial portion of the Company’s available cash resources.  If the Company is unable to remain in compliance it may be difficult for the Company’s shareholders to resell any shares, if at all.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

Lightlake does not currently own any physical property.  The Company is currently utilizing space provided by an officer of the Company free of charge at 96-98 Baker Street, First Floor, London, England W1U 6TJ for corporate offices.  The Company believes that the current premises are sufficient for the Company’s needs at this time.

Lightlake currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

Item 3.  Legal Proceedings.

Lightlake is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s common stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since April 2007, Lightlake’s common stock has been listed for quotation on the OTCQB under the symbol “LLTP”.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of Lightlake’s common stock as reported by the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First quarter ended October 31, 2012	$0.17	$0.11
Second quarter ended January 31, 2013	$0.14	$0.06
Third quarter ended April 30, 2013	$0.09	$0.04
Fourth quarter ended July 31, 2013	$0.05	$0.02

Fiscal Year 2014
First quarter ended October 31, 2013	$0.11	$0.03
Second quarter ended January 31, 2014	$0.07	$0.03
Third quarter ended April 30, 2014	$0.06	$0.03
Fourth quarter ended July 31, 2014	$0.06	$0.02

Approximate Number of Equity Security Holders

As of October 23, 2014, there were approximately 100 stockholders of record. Because shares of Lightlake’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities

Stock Options

On June 15, 2014, Lightlake granted its executive officers and a director cashless stock options to purchase a total of 107,500,000 shares of its common stock at exercise prices ranging from $0.05 to $0.08 per share. These options vest immediately and expire in ten years on June 14, 2024. These options may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of a New Drug Application with the U.S. Food and Drug Administration with respect to the opioid overdose reversal treatment; and (ii) the Expiration Date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $2,580,000 which has been fully recognized as expense for the year ended July 31, 2014.

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

Securities Authorized for Issuance under Equity Compensation Plans

Lightlake does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Item 6.      Selected Financial Data.

Lightlake is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended July 31, 2014 and 2013 and should be read in conjunction with Lightlake’s financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Results of Operations

Revenues

Lightlake did not have any revenues during the years ended July 31, 2014 or 2013, and has generated no revenues since inception as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

General and Administrative Expenses

Lightlake’s general and administrative expenses were incurred in the amounts of $10,838,760 and $8,523,902 for the years ended July 31, 2014 and 2013, respectively.  The difference in the year over year change of $2,314,858 was primarily due to stock based compensation issued to officers, directors and outside consultants in the amount of $9,003,582 during the year ended July 31, 2014.

Research and Development

Lightlake spent $464,609 and $282,670 during the years ended July 31, 2014 and 2013, respectively. The Company does not anticipate any decreases in expenditures related to research and development; however, the Company’s research and development initiatives and processes are dependent on the ability of the Company to raise capital.

Interest Expense

During the years ended July 31, 2014 and 2013, Lightlake’s interest expense decreased from $553,045 to $160,303. This decrease was due to the elimination of the convertible notes payable during the year ended July 31, 2014.

Net Loss

The comparable net loss for the year ended July 31, 2014, as compared to the net loss for the year ended July 31, 2013 was $11,482,818 and $9,177,491, respectively. Included in these net losses was issuance of stock based compensation to officers, directors and outside consultants for services rendered to Lightlake in the amount of $9,003,582 in 2014 and $6,871,362 during the same period in 2013.

Lightlake has not attained profitable operations and is dependent upon obtaining financing to pursue its objectives and further certain planned initiatives.  In their report on the Company’s financial statements at July 31, 2014 and July 31, 2013, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Lightlake’s cash balance at July 31, 2014 was $254,770 together with $3,378,725 outstanding liabilities.  The Company’s management believes that the Company’s current cash balance will not be sufficient to fund the Company’s operations for the next twelve months. As a result, the Company will need to seek additional funding in the near future.  The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. However, during the year ended July 31, 2014, the Company received funding amounting to $661,470. Additionally, during the year ended July 31, 2014, the Company received a commitment for $3,000,000 of investment. During the year ended July 31, 2013, the Company received investments totaling $750,000.

At this time, Lightlake cannot provide investors with any assurance that it will be able to obtain sufficient funding from debt financing and/or the sale of its common stock and/or the sale of interests in the Company’s prospective products to meet its obligations over the next twelve months.  The Company does not have any arrangements in place for any future financing.  The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs.  The Company has no material commitments for capital expenditures as of July 31, 2014.

The financial position of Lightlake at the year ended July 31, 2014 showed a decrease in assets from July 31, 2013 of $643,053 to $300,657, respectively. This was due primarily to a decrease in the Company’s cash position, which was the due to an increase in the Company’s operating expenses during the year. The liabilities at July 31, 2014 increased to $3,378,725 from $1,633,069 at July 31, 2013. This increase was partially the result of an increase in Company’s investment into its opioid addiction treatment program of $661,470 and an increase in the accrued officers’ salaries of $959,015.

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

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of this treatment.

Lightlake also aims to collaborate with other parties to progress the Company’s drug development program for Binge Eating Disorder. The Company has identified suitable centers in the United States.

Lightlake also is looking to commence Phase II trials to investigate an opioid antagonist-based treatment for Bulimia Nervosa at King’s College London, UK, as the Company is confident that it can apply the same science to develop a solution for this condition. In working with King’s College, which has an internationally renowned eating disorder unit, the Company believes that it would considerably strengthen the Company’s already distinguished research and development team.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products.   The Company does not have any arrangements in place for any future funding. The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2014.

Critical Accounting Policies and Estimates

Lightlake believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s consolidated financial statements.

Lightlake prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Company’s board of directors; however, actual results could differ from those estimates.

Lightlake issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

Fair value estimates used in preparation of the consolidated financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of Lightlake’s convertible note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of July 31, 2014 and 2013.

Recent Accounting Pronouncements

Lightlake has reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.   The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, the Company’s Annual Report, filed on Form 10-K for the period ended July 31, 2014.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Lightlake is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements.

Lightlake Therapeutics Inc.

Financial Statements

For the Years Ended

July 31, 2014 and 2013

Lightlake Therapeutics Inc.

Index to Financial Statements

July 31, 2014 and 2013

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lightlake Therapeutics Inc.

We have audited the accompanying balance sheet of Lightlake Therapeutics Inc. as of July 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightlake Therapeutics Inc. as of July 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

October 27, 2014, except for Note 4, which date is October 24, 2014

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd - Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Lightlake Therapeutics Inc.

We have audited the accompanying balance sheet of Lightlake Therapeutics, Inc., a development stage company, as of July 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightlake Therapeutics, Inc. as of July 31, 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

October 23, 2013, except for Note 4 which date is October 24, 2014

Lightlake Therapeutics Inc.

Balance Sheets

As of July 31,

	2014	2013

Assets
Current assets
Cash and cash equivalents	$254,770	$598,623
Prepaid insurance	24,079	21,250
Total current assets	278,849	619,873

Other assets
Patents and patent applications (net of accumulated amortization of $5,642 at July 31, 2014 and $4,270 at July 31, 2013)	21,808	23,180

Total assets	$300,657	$643,053

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$200,604	$40,767
Accrued salaries and wages	1,416,651	457,636
Due to related parties	350,000	350,000
Convertible note payable	-	25,000
Derivative liability	-	9,666
Total current liabilities	1,967,255	883,069

Deferred revenue	1,411,470	750,000
Total liabilities	3,378,725	1,633,069

Stockholders' deficit
Common stock; par value $0.001; 200,000,000 shares authorized; 178,207,278 shares issued and outstanding at July 31, 2014 and 164,699,973 shares issued and outstanding at July 31, 2013	178,206	164,700
Additional paid-in capital	43,076,939	33,695,679
Accumulated deficit	(46,333,213)	(34,850,395)
Total stockholders' deficit	(3,078,068)	(990,016)
Total liabilities and stockholders' deficit	$300,657	$643,053

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statements of Operations

For the years ended July 31, 2014 and 2013

	For the
	Years Ended
	July 31,
	2014	2013

Operating expenses
General and administrative	$10,838,760	$8,523,902
Research and development	464,609	282,670
Total operating expenses	11,303,369	8,806,572

Loss from operations	(11,303,369)	(8,806,572)

Other income (expense)
Interest expense	(160,303)	(553,045)
Change in derivative	(27,067)	182,126
Loss on foreign exchange	(12,730)	-
Gain on debt settlement/forgiveness	20,651	-
Total other income (expense)	(179,449)	(370,919)

Loss before provision for income taxes	(11,482,818)	(9,177,491)

Provision for income taxes	-	-

Net loss	$(11,482,818)	$(9,177,491)

Loss per common share:
Basic and diluted	$(0.07)	$(0.06)
Weighted average common shares outstanding
Basic and diluted	174,788,102	143,243,425

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statements of Stockholders' Deficit

For the years ended July 31, 2014 and 2013

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at August 1, 2012	126,083,416	$126,083	$24,928,103	$(25,672,904)	$(618,718)

Sales of common stock	916,666	917	54,083	-	55,000

Stock issued for services	12,265,568	12,266	925,087	-	937,353

Conversion of convertible notes payable to common stock	25,334,323	25,334	777,078	-	802,412

Issuance of common stock as deferred financing cost	100,000	100	13,400	-	13,500

Stock based compensation from issuance of stock options	-	-	3,610,362	-	3,610,362

Stock based compensation from issuance of warrants	-	-	3,261,000	-	3,261,000

Forgiveness of debt by related party	-	-	126,566	-	126,566

Net loss	-	-	-	(9,177,491)	(9,177,491)

Balance at July 31, 2013	164,699,973	$164,700	$33,695,679	$(34,850,395)	$(990,016)

Derivative liability	-	-	(337,413)	-	(337,413)

Settlement of derivative liability	-	-	506,574	-	506,574

Conversion of convertible note to common stock	333,333	333	7,723	-	8,056

Stock issued for services	4,186,692	4,186	209,781	-	213,967

Stock issued due to exercise of warrants	8,987,280	8,987	(8,987)	-	-

Stock based compensation from issuance of stock options	-	-	8,283,582	-	8,283,582

Stock based compensation from issuance of warrants	-	-	720,000	-	720,000

Net loss	-	-	-	(11,482,818)	(11,482,818)

Balance at July 31, 2014	178,207,278	$178,206	$43,076,939	$(46,333,213)	$(3,078,068)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statements of Cash Flows

For the years ended July 31, 2013 and 2014

	For the
	Years Ended
	July 31,
	2014	2013

Cash flows provided by (used in) operating activities
Net loss	$(11,482,818)	$(9,177,491)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,372	1,373
Issuance of common stock for services	213,967	937,353
Issuance of common stock as deferred financing cost	-	13,500
Stock based compensation from issuance of options	8,283,582	3,610,362
Stock based compensation from issuance of warrants	720,000	3,261,000
Accreted interest on debt discounts	132,428	423,373
Gain on debt settlement/forgiveness	(20,651)	-
Change in derivative	27,067	(182,126)

Changes in assets and liabilities:
(Increase) in prepaid insurance	(2,829)	(21,250)
Increase (decrease) in accounts payable	159,837	(14,730)
Increase in accrued salaries and wages	962,722	401,336
Net cash used in operating activities	(1,005,323)	(747,300)

Cash flows provided by (used in) investing activities	-	-

Cash flows provided by (used in) financing activities
Borrowings from related parties	-	350,000
Borrowings on convertible notes payable	-	170,500
Investment received in exchange for royalty agreement	661,470	750,000
Issuance of common stock for cash	-	55,000
Net cash provided by financing activities	661,470	1,325,500

Net increase (decrease) in cash and cash equivalents	(343,853)	578,200
Cash and cash equivalents, beginning of period	598,623	20,423
Cash and cash equivalents, end of period	$254,770	$598,623

Supplemental disclosure
Interest paid during the period	$-	$257,754
Taxes paid during the period	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$8,056	$270,844
Debt discounts attributable to derivative valuation	$132,428	$152,078
Settlement of derivative liability	$506,574	$-
Cashless exercise of warrants	$8,987	$-
Derivative liability	$337,413	$-

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $254,770 and $598,623 at July 31, 2014 and 2013, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to 85,000 GBP by the Financial Services Compensation Scheme (UK Equivalent). The cash balances exceeded these insured amounts during the year.

Long-Lived Assets

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over estimated useful lives (3 to 7 years). The Company’s capitalizes all asset purchases greater than $500 having a useful life greater than one year.

The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight line method over their estimated useful lives (20 years).

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any years presented.

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

Common stock equivalents have not been included in the calculation of dilutive earnings (loss) per share as the result would be anti-dilutive. At July 31 2014, potentially dilutive common stock equivalents are approximately 318,475,239 which consist of options and warrants.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

The Company had stock-based compensation of $9,003,582 and $6,871,362 for the years ended July 31, 2014 and 2013, respectively.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and due to related parties. The fair value of the Company’s convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

As of July 31, 2014, the convertible note was converted into equity and the derivative warrants were either exchanged for common stock or no longer required derivative treatment as a result of note conversion into equity. Consequently, at July 31, 2014, derivative liabilities have a balance of zero. The derivative instruments were marked to market at settlement dates and the corresponding value of the derivative liabilities of $506,574 was credited to additional paid in capital.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2013	$9,666
Fair value of warrant derivative liabilities at issuance	469,841
Settlement of derivative liability	(506,574)
Unrealized derivative loss included in other expense	27,067
Balance at July 30, 2014	$-

The fair value of the derivative liabilities are calculated at inception and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

The derivative warrants were valued using the Black-Scholes option pricing model using the following assumptions:

	At settlement dates	July 31, 2013
Market value of stock on measurement date	$ 0.043-$0.05	$0.0289
Risk-free interest rate	0.77-0.96%	0.11%
Dividend yield	0%	0%
Volatility factor	169-217%	76.9%
Term	2.8-3.9 years	.0493 years

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the years ended July 31, 2014 and 2013 totaled $350,000, and was comprised of loans to the Company.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  At July 31, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of July 31, 2014 and 2013, the deferred tax asset related to the Company’s net operating loss (NOL) carry-forward is fully reserved.

 Recently Issued Accounting Pronouncements

In the period ended July 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage

4.	Revision of Prior Period Amounts

In preparing the Company’s financial statements for the year ended July 31, 2013, the Company discovered and corrected errors related to the accounting of stock options issued to officers and a director in prior years which were either fully vested at the date of grant or with a vesting term ranging up to 9 years. The prior period financial statements amortized these costs over the contractual term as opposed to the vesting period. This error resulted in a misstatement in stock based compensation expense for the year ended July 31, 2013 of $2,181,461 and $1,744,009 applicable to years prior to fiscal year 2013.

Additionally, 72,500,000 in warrants were issued to officers on December 31, 2012 as part of their employment agreements. These warrants vested on that date and were determined to have a fair value of $3,261,000. During the year ended July 31, 2013, the Company recognized an expense related to these warrants of $920,463, respectively. Therefore, there was a net understatement in stock-based compensation expense of $2,340,537 for the year ended July 31, 2013.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the year ended July 31, 2014, the Company believes the impact would have been significant to the current quarter and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company revised in the current filing previously reported results during the year ended July 31, 2013.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

The above errors resulted to an increase in accumulated deficit and additional paid capital reported in the balance sheet as of July 31, 2013 by $6,266,007.

The impact of the above errors to the statement of operations for the year ended July 31, 2013 is as follows:

	As previously reported	Adjustments	As revised
Operating expenses
General and administrative	4,001,904	4,521,998	8,523,902
Research and development	282,670	-	282,670

Total operating expenses	4,284,574	4,521,998	8,806,572

Other income (expense)
Interest expense	(553,045)	-	(553,045)
Change in derivative	182,126	-	182,126

Total other income (expense)	(370,919)	-	(370,919)

Loss before provision for income taxes	(4,655,493)	(4,521,998)	(9,177,491)
Provision for income taxes	-	-	-

Net loss	(4,655,493)	(4,521,998)	(9,177,491)

Loss per common share:
Basic and diluted	$(0.03)	-	$(0.06)

Weighted average common shares outstanding
Basic and diluted	143,243,245	-	143,243,425

The above errors did not impact previously reported amounts of net cash used in operating activities, investing activities and financing activities as reported in the statements of cash flows for the year ended July 31, 2013.

5.	Related Party Transactions

At July 31, 2014 and 2013, the Company had loans outstanding with its three directors (two of which are officers), in the total amount of $350,000.  During December 2012, funds were advanced as per agreements dated December 18, 2012 in the total amount of  $350,000 and at an interest rate of 6.0% per annum to cover the short-term cash needs of the Company.  The agreements were amended on December 16, 2013 to extend the final maturity date to January 6, 2015 and increased the interest rate to 8.5% per annum.  In the event that at least one-third and one-ninth of the amount due plus interest is not repaid by September 30, 2014 and December 25, 2014, respectively, certain penalties will apply. The Company has evaluated the modification of the loans under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2014	July 31, 2013

Income tax expense at statutory rate	$(5,527,011)	$(756,082)

Valuation allowance	5,527,011	756,082

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2014	July 31, 2013

Net operating loss carryover at statutory rate	$(13,969,817)		$(8,442,807)

Valuation allowance	13,969,817		8,442,807

Net deferred tax asset	$-	$	.-

The Company had no uncertain tax positions at July 31, 2014 or July 31, 2013.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

7.	Deferred Revenue

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

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the U.S. Food and Drug Administration within 24 months the investor will have a 60 day option to receive 3,750,000 shares of common stock in lieu of the 1.5% interest in the product.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

On July 22, 2014, the Company received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the U.S. Food and Drug Administration within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest.

These investments were accounted for as deferred revenue pursuant to current accounting research until such time as the product is approved by the U.S. Food and Drug Administration, at which time it will be recognized as revenue. However, if the milestone is not achieved then the investment will be recorded as additional paid-in capital upon issuance of the common stock.

8.	Stockholders’ Equity

Common Stock

The Company has 200,000,000 common shares authorized at a par value of $0.001. At July 31, 2014 and 2013 there were 178,207,278 and 164,699,973 shares issued and outstanding, respectively. The Company has no other classes of shares authorized for issuance.

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

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

On December 23, 2013, the Company issued 375,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $21,750.

On April 7, 2014, the Company issued 376,225 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,049.

During the year ended, July 31, 2014, the Company issued 8,987,280 shares as a result of the cashless exercise of 888,452 warrants.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized in the Statement of Operations for the years ended July 31, 2014 and 2013 was $9,003,582 and $6,871,362, respectively.

On August 1, 2013, the Company granted its executive officers cashless stock options to purchase a total of 37,500,000 shares of its common stock at exercise prices ranging from $0.10 to $0.20 per share. These options vested immediately and expire in ten years on July 31, 2023. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $1,068,750 which has been fully recognized as expense for the year ended July 31, 2014.

On November 1, 2013, the Company granted its executive officers cashless stock options to purchase a total of 22,500,000 shares of its common stock at exercise prices ranging from $0.06 to $0.10 per share. These options vested immediately and expire in ten years on October 31, 2023. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $985,500 which has been fully recognized as expense for the year ended July 31, 2014.

On December 31, 2013, the Company granted its executive officers cashless stock options to purchase a total of 66,500,000 shares of its common stock at exercise prices ranging from $0.06 to $0.10 per share. These options vested immediately and expire in ten years on December 30, 2023. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $3,591,000 which has been fully recognized as expense for the year ended July 31, 2014.

On June 15, 2014, the Company granted its executive officers and a director cashless stock options to purchase a total of 107,500,000 shares of its common stock at exercise prices ranging from $0.05 to $0.08 per share. These options vest immediately and expire in ten years on June 14, 2024. These options may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of a New Drug Application with the U.S. Food and Drug Administration with respect to the opioid overdose reversal treatment; and (ii) the Expiration Date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $2,580,000 which has been fully recognized as expense for the year ended July 31, 2014.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

On June 24, 2014, the Company granted 3,000,000 cashless stock options to an outside consultant to purchase its common stock at an exercise price of $0.05 per share. These options vest immediately and expire in seven years on June 23, 2021. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $69,000 of which 34,500 has been recognized as expense for the year ended July 31, 2014.

On June 11, 2014, the Company issued a total of 24,000,000 warrants with a strike price of $0.10 per share to a consultant in exchange for consulting and other strategic advisory services, including clinical strategy and intellectual property strategy. These warrants expire in ten years on June 10, 2024. Additionally, upon the achievement of certain milestones the consultant will be granted up to an additional 22,540,000 warrants with strike prices from $0.125 to $0.25 per share.

The assumptions used in the valuation were as follows:

Market value of stock on measurement date	$0.024-0.054
Risk-free interest rate	2.19-2.99%
Dividend yield	0%
Volatility factor	418-459%
Term	7-10 years

Stock option activity for year ended July 31, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	76,250,000	$0.18	5.56	$-
Granted	237,000,000	$0.09	9.53	$-
Forfeited/expired/cancelled	(8,500,000)	$0.67	-	$-
Outstanding at July 31, 2014	304,750,000	$0.09	8.56	$444,000
Exercisable at July 31,2014	158,000,000	$0.10	8.52	$12,000

Warrants

Warrant activity for year ended July 31, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,363,691	$0.22	3.02	$-
Granted	24,000,000	$0.10	9.86	$-
Exercised	(888,452)	$0.50	-	$-
Outstanding at July 31, 2014	125,475,239	$0.20	4.33	$-
Exercisable at April 30, 2014	52,975,239	$0.27	4.33	$-

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

9.	Settlement of Convertible Note Payable

On January 23, 2014 the Company entered into a settlement of a convertible note payable in the amount of $25,000 and accrued interest of $3,707 thru the issuance of 333,333 shares of common stock. This transaction resulted in a gain on the extinguishment of the debt in the amount of $20,651.

10.	Commitments

On July 17, 2013, the Company entered into a three year consulting agreement for consulting and advisory services related to the development of the Company’s treatment to reverse opioid overdoses. In exchange for these services, the Company has agreed to pay the consultant 5.0% of the net profit generated from the product as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months the consultant will have a sixty day option to receive 6,250,000 shares of common stock in lieu of the 5.0% interest in the product.

11.	Subsequent Events

On August 2, 2014, the Company granted 3,000,000 stock options with an exercise price of $0.1 per share to Phax Limited for consulting services. These options have a term of 5 years and vested immediately.

On August 13 and September 8, 2014 the Company made capital calls of $422,344 and $444,530, respectively, from the aforementioned foundation (see Note 7) in exchange for a 0.844687% and 0.888906% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses.

On September 9, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 5,000,000 shares of common stock in lieu of the interest in the product.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2014 and 2013

On September 17, 2014, the Company entered into an agreement and subsequently received additional funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a sixty day option to receive 6,250,000 shares of common stock in lieu of the 1.0% interest in the product.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 29, 2011, Lightlake’s auditor PS Stephenson & Co., P.C. declined to stand for re-election, due to changes within their firm, firm direction, and scheduling, and the distance of the Company in regard to their office location. There were no disagreements between PS Stephenson & Co., P.C. and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.   On October 11, 2011, Peter Messineo, CPA (“PM”) was appointed as the Company’s new auditor.

In December 2012, PM merged into the firm known as DKM Certified Public Accountants of Clearwater, Florida (“DKM”). PM audited Lightlake’s financial statements for the year ended July 31, 2012. In April 2013, the agreement of DKM and PM was terminated. The successor firm, Messineo & Co, CPAs, LLC, is a continuation of the audit firm DKM.

On October 30, 2013, Lightlake dismissed Messineo & Co., CPAs, LLC, as the Company’s independent registered public accounting firm. There were no disagreements between Messineo & Co., CPAs, LLC and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On the same date, the Company’s board of directors appointed Malone Bailey, LLP as the Company’s independent registered public accounting firm.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Lightlake’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the evaluation date that the Company’s disclosure controls and procedures were not effective due to material weaknesses indicated below.

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

Under the supervision and with the participation of Lightlake’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2014.

Lightlake’s management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2014 and identified the following material weaknesses:

a)	Lack of audit committee and one outside director on the Company’s board of directors. Lightlake does not have a functioning audit committee and the Company has one outside director on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
b)	Lack of proper segregation of duties due to limited personnel.

c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

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

Lightlake’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm.  Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Lightlake’s directors, executive officers, and key employees are listed below. The number of directors is determined by the Company’s board of directors. All of the Company’s directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. The Company’s officers are elected by the Company’s board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Company’s board of directors.

NAME	AGE	POSITION

Dr. Michael Sinclair	71	Executive Chairman, Chairman of the Board
Dr. Roger Crystal	38	Chief Executive Officer, President, Director
Kevin Pollack	44	Chief Financial Officer, Treasurer, Secretary, Director
Geoffrey Wolf	61	Director

Set forth below is a brief description of the background and business experience of Lightlake’s executive officers and directors for the past five years.

Dr. Michael Sinclair has been the Executive Chairman and Director of Lightlake since November 29, 2010. Dr. Sinclair qualified as a physician in 1967, specializing in psychiatry. He has built both private and public healthcare businesses, establishing medical facilities and hospitals in the US, Middle East, East Asia, Australia and UK, including the Portland in London, which was his personal vision to launch the first private hospital in Britain dedicated to treating women and children. He serves on the Board of Overseers (Emeritus) of Tufts University Medical School, where, together with Dean Mort Madoff, he founded the US’ first combined MD/MBA program. Dr. Sinclair has been the Chairman of Symthera Inc., Advanced Oncotherapy Plc., and Emess Biosciences Ltd.

Dr. Sinclair’s qualifications to serve on Lightlake’s board of directors include his medical and management experience.

Dr. Roger Crystal has been Chief Executive Officer and Director of Lightlake since September 23, 2009. He has an extensive background in healthcare, having worked as a surgeon in London’s leading hospitals, before transitioning into business. He has experience working in strategy healthcare consulting, serving across several functions in the UK National Health Service and with global pharmaceutical clients. He also has worked in business development with GE Healthcare since October 2010. In addition to his medical degree, he was awarded membership in The Royal College of Surgeons of England and holds an MBA from London Business School. He also has M&A experience at GE Capital and Goldman Sachs. He remains a UK board certified physician.

Dr. Crystal’s qualifications to serve on Lightlake’s board of directors include his knowledge of the healthcare industry.

Kevin Pollack has been Chief Financial Officer and Director of Lightlake since November 26, 2012 and April 17, 2012, respectively. Mr. Pollack has served as a director and audit committee member of MagneGas Corporation (NASDAQ:MNGA), the developer of a technology that converts liquid waste into a hydrogen-based metal working fuel and natural gas alternative, since June 21, 2012. Additionally, Mr. Pollack has served as a director and chair of the audit committee of Pressure Biosciences, Inc. (OTCQB: PBIO), a life sciences company involved in pressure cycling technology, since July 3, 2012. Mr. Pollack serves as President of Short Hills Capital LLC, where he provides a range of advisory services to investors, asset management firms, institutions and companies. Previously, Mr. Pollack worked in asset management at Paragon Capital, focusing primarily on United States-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance and on mergers and acquisitions. Mr. Pollack graduated magna cum laude from The Wharton School of the University of Pennsylvania and received a dual JD/MBA from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Pollack’s qualifications to serve on Lightlake’s board of directors include his financial and management experience, including his experience with other public companies.

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

Mr. Wolf’s qualifications to serve on Lightlake’s board of directors include his financial and management experience.

Involvement in Certain Legal Proceedings

To the best of Lightlake’s knowledge, none of the Company’s directors or executive officers has, during the past ten years:

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

Except as set forth in Lightlake’s discussion below in “Certain Relationships and Related Transactions,” none of the Company’s directors or executive officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Lightlake’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws. The Company’s officers are appointed by the Company’s board of directors and hold office until removed by the Company’s board of directors.

Code of Ethics

Lightlake does not currently have a code of ethics, and because the Company has only limited business operations and only three officers and four directors, the Company believes that a code of ethics would have limited utility.  The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more directors, officers, and employees.

Director Independence

Pursuant to Rule 5605 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. Lightlake’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the Company’s board of directors has determined that the only independent director is Mr. Geoffrey Wolf.

Corporate Governance

For reasons similar to those described above, Lightlake does not have a nominating nor audit committee of the board of directors. The Company’s board of directors consists of four directors. The Company receives no revenues. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Board of Directors and Director Nominees

Since Lightlake’s board of Directors has one independent director, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 10 days prior to the next annual shareholder meeting at which a slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address, and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the Company’s security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, the board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Lightlake does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by Lightlake during the years ended July 31, 2014, and 2013 in all capacities for the accounts of the Company’s executives, including the Chairman, Chief Executive Officer, and Chief Financial Officer.

Name and principal position	Year	Salary($)(1)	Bonus($)	Stock Award(s)($)	Option awards ($)(2)	All Other Compensation($)	Total ($)

Dr. Roger Crystal	2014	402,083	50,000	-0-	4,961,650	-0-	5,413,733
CEO	2013	206,250	-0-	-0-	916,500	-0-	1,122,750
Kevin Pollack,	2014	366,667	40,000	-0-	4,311,650	-0-	4,718,317
CFO	2013	150,260	-0-	-0-	1,318,500	-0-	1,468,760
Dr. Michael Sinclair	2014	314,583	10,000	-0-	3,030,050	-0-	3,354,633
Chairman	2013	193,750	-0-	-0-	2,418,500	-0-	2,612,250

(1)	During the fiscal year ended July 31, 2014, only the following amounts of salary were actually paid: $120,844 to Dr. Roger Crystal, $108,522 to Kevin Pollack, and $75,522 to Dr. Michael Sinclair. The remaining amounts have been accrued and are owed.

(2)	The following restrictions apply to the aforementioned options: 35,000,000, 35,000,000, and 25,000,000 of the options awarded to Dr. Roger Crystal, Kevin Pollack, and Dr. Michael Sinclair, respectively, may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of a New Drug Application with the U.S. Food and Drug Administration with respect to the opioid overdose reversal treatment; and (ii) the Expiration Date.

Director Compensation

The following table provides information for 2014 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director during the fiscal year ended July 31, 2014. With respect to the fiscal year ended July 31, 2014, other than as set forth in the table, Lightlake has not paid any fees to or, except for reasonable expenses for attending board and committee meetings, reimbursed any expenses of directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Wolf	-0-	-0-	$716,250	-0-	-0-	-0-	$716,250

(1)	The following restrictions apply to the aforementioned options: the options awarded to Geoffrey Wolf may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of a New Drug Application with the U.S. Food and Drug Administration with respect to the opioid overdose reversal treatment; and (ii) the Expiration Date.

Employment Agreements

Employment Agreements

As previously disclosed in Lightlake’s Current Report on Form 8-K filed on February 25, 2014 with the Securities and Exchange Commission (the “Employment Agreements 8-K”), on December 31, 2013, the Company amended its employment agreements with Dr. Michael Sinclair, the Company’s Executive Chairman (the “Sinclair Amendment”), Dr. Roger Crystal, the Company’s Chief Executive Officer (the “Crystal Amendment”), and Mr. Kevin Pollack, the Company’s Chief Financial Officer (the “Pollack Amendment”).

The Sinclair Amendment

The Sinclair Amendment amends the amended employment agreement between the Company and Dr. Sinclair dated December 31, 2012. The Sinclair Amendment extends the term of Dr. Sinclair’s employment until December 31, 2015.

From January 1, 2014 until December 31, 2014, Dr. Sinclair will receive a base salary of $325,000, subject to adjustment in accordance with the Sinclair Amendment. Notwithstanding the foregoing, between January 1, 2014 and December 31, 2014, Dr. Sinclair shall not actually receive more than $175,000 of the total cash compensation earned by Dr. Sinclair between January 1, 2014 and December 31, 2014 unless either: (a) there is a Change in Control (as defined in the Sinclair Amendment); (b) a termination event as set forth in Paragraph 7 of the Sinclair Amendment; or (c) a majority of the board of directors approves the receipt of cash compensation by Dr. Sinclair from the Company in excess of $175,000 between January 1, 2014 and December 31, 2014, in which case a majority of the board of directors shall determine the amount of such payment of cash compensation by the Company to Dr. Sinclair, but in no event shall such amount be in excess of the total amounts owed by the Company to Dr. Sinclair at such time. All amounts earned by Dr. Sinclair between January 1, 2014 and December 31, 2014 in excess of the amounts actually paid to Dr. Sinclair shall accrue and be owed by the Company to Dr. Sinclair. From January 1, 2015 until December 31, 2015, Dr. Sinclair will receive a base salary of $350,000. Throughout the term of the Sinclair Amendment Dr. Sinclair will have certain incentive bonus opportunities pursuant to certain objectives as outlined in the Sinclair Amendment. Moreover, the Company agreed to grant upon execution of the Sinclair Amendment 7,500,000 stock options exercisable at $0.06 per share which expire ten years from the options grant date, 3,000,000 stock options exercisable at $0.08 per share which expire ten years from the options grant date and 3,000,000 stock options exercisable at $0.10 per share which expire ten years from the options grant date. The Sinclair Amendment also provides for the Company to issue each year additional stock options of no less than three percent (3%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2014 and 2015.

The Crystal Amendment

The Crystal Amendment amends the amended employment agreement between the Company and Dr. Crystal dated December 31, 2012. The Crystal Amendment extends the term of Dr. Crystal’s employment until December 31, 2015.

From January 1, 2014 until December 31, 2014, Dr. Crystal will receive a base salary of $475,000, subject to adjustment in accordance with the Crystal Amendment. Notwithstanding the foregoing, between January 1, 2014 and December 31, 2014, Dr. Crystal shall not actually receive more than $330,000 of the total cash compensation earned by Dr. Crystal between January 1, 2014 and December 31, 2014 unless either: (a) there is a Change in Control (as defined in the Crystal Amendment); (b) a termination event as set forth in Paragraph 7 of the Crystal Amendment; or (c) a majority of the board of directors approves the receipt of cash compensation by Dr. Crystal from the Company in excess of $330,000 between January 1, 2014 and December 31, 2014, in which case a majority of the board of directors shall determine the amount of such payment of cash compensation by the Company to Dr. Crystal, but in no event shall such amount be in excess of the total amounts owed by the Company to Dr. Crystal at such time. All amounts earned by Dr. Crystal between January 1, 2014 and December 31, 2014 in excess of the amounts actually paid to Dr. Crystal shall accrue and be owed by the Company to Dr. Crystal. Between January 1, 2014 and December 31, 2014, the Company shall pay Dr. Crystal no less than $330,000 of the total cash compensation earned by Dr. Crystal between January 1, 2014 and December 31, 2014. From January 1, 2015 until December 31, 2015, Dr. Crystal will receive a base salary of $593,750. Throughout the term of the Crystal Amendment Dr. Crystal will have certain incentive bonus opportunities pursuant to certain objectives as outlined in the Crystal Amendment. Moreover, the Company agreed to grant upon execution of the Crystal Amendment 7,500,000 stock options exercisable at $0.06 per share which expire ten years from the options grant date, 10,000,000 stock options exercisable at $0.08 per share which expire ten years from the options grant date and 10,000,000 stock options exercisable at $0.10 per share which expire ten years from the options grant date. The Crystal Amendment also provides for the Company to issue each year additional stock options of no less than six percent (6%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2014 and 2015.

The Pollack Amendment

The Pollack Amendment amends the amended employment agreement between the Company and Mr. Pollack dated December 31, 2012. The Pollack Amendment extends the term of Mr. Pollack’s employment until December 31, 2015.

From January 1, 2014 until December 31, 2014, Mr. Pollack will receive a base salary of $450,000, subject to adjustment in accordance with the Pollack Amendment. Notwithstanding the foregoing, between January 1, 2014 and December 31, 2014, Mr. Pollack shall not actually receive more than $300,000 of the total cash compensation earned by Mr. Pollack between January 1, 2014 and December 31, 2014 unless either: (a) there is a Change in Control (as defined in the Pollack Amendment); (b) a termination event as set forth in Paragraph 7 of the Pollack Amendment; or (c) a majority of the board of directors approves the receipt of cash compensation by Mr. Pollack from the Company in excess of $300,000 between January 1, 2014 and December 31, 2014, in which case a majority of the board of directors shall determine the amount of such payment of cash compensation by the Company to Mr. Pollack, but in no event shall such amount be in excess of the total amounts owed by the Company to Mr. Pollack at such time. All amounts earned by Mr. Pollack between January 1, 2014 and December 31, 2014 in excess of the amounts actually paid to Mr. Pollack shall accrue and be owed by the Company to Mr. Pollack. Between January 1, 2014 and December 31, 2014, the Company shall pay Mr. Pollack no less than $300,000 of the total cash compensation earned by Mr. Pollack between January 1, 2014 and December 31, 2014. From January 1, 2015 until December 31, 2015, Mr. Pollack will receive a base salary of $562,500. Throughout the term of the Pollack Amendment Mr. Pollack will have certain incentive bonus opportunities pursuant to certain objectives as outlined in the Pollack Amendment. Moreover, the Company agreed to grant upon execution of the Pollack Amendment 7,500,000 stock options exercisable at $0.06 per share which expire ten years from the options grant date, 9,000,000 stock options exercisable at $0.08 per share which expire ten years from the options grant date and 9,000,000 stock options exercisable at $0.10 per share which expire ten years from the options grant date. The Pollack Amendment also provides for the Company to issue each year additional stock options of no less than six percent (6%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2014 and 2015.

The foregoing descriptions of the Sinclair Amendment, Crystal Amendment, and Pollack Amendment  (collectively, the “Amendments”) are qualified in its entirety by reference to the full text of the Amendments, copies of which were filed as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, to the Employment Agreements 8-K and is incorporated by reference herein.

Lightlake has an agreement with Geoffrey Wolf, a director of the Company, which provides for the grant of 3,500,000 stock options exercisable at $0.15 per share which terminate five years from their grant date. The director agreement also provides warrants to purchase 34,500,000 shares of common stock exercisable at $0.15 per share with a 5 year termination date. All of the options and warrants may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above US$0.30 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) five years from the grant date. The director agreement has a one-year term limit and can be renewed by mutual agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding Lightlake’s shares of common stock beneficially owned as of October 23, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 23, 2014. For purposes of computing the percentage of outstanding shares of Lightlake’s common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 23, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.  Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 96-98 Baker Street, First Floor, , London, England W1U 6TJ.

The following table sets forth information on the ownership of Lightlake Therapeutics Inc. voting securities by officers, directors, and major shareholders as well as those who own beneficially more than five percent of Lightlake’s common stock as of the date of this report:

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
None.	-		-%
Directors and Executive Officers
Kevin Pollack	108,000,000	(2)	37.55%
Dr. Roger Crystal	108,750,000	(3)	37.78%
Dr. Michael Sinclair	109,522,000	(4)	38.65%
Geoffrey Wolf	69,080,000	(5)	28.33%
All directors and officers as a group (4 people)	395,352,000	(6)	70.12%

(1)

As of October 23, 2014, there were 179,608,675 shares issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	This amount includes: (1) 5,500,000 shares of common stock issuable upon the exercise of warrants and (2) 102,500,000 shares of common stock issuable upon the exercise of stock options.

(3)	This amount includes: (1) 4,000,000 shares of common stock issuable upon the exercise of warrants and (2) 104,250,000 shares of common stock issuable upon the exercise of stock options.

(4)	This amount includes: (1) 28,500,000 shares of common stock issuable upon the exercise of warrants; (2) 75,250,000 shares of common stock issuable upon exercise of stock options; (3) 1,200,000 shares owned in total by two different pension funds for the benefit of Dr. Sinclair’s family for each of which Dr. Sinclair serves as one of three trustees; and (4) 500,000 shares owned by Proton Therapy USA which is an entity jointly owned by Dr. Sinclair and his son.

(5)	This amount includes: (1) 34,500,000 shares of common stock issuable upon the exercise of warrants and (2) 16,000,000 shares of common stock issuable upon exercise of stock options. 13,700,000 shares are issuable upon the exercise of warrants held by GTL Investments Limited, of which Geoffrey Wolf is an asset manager.

(6)	This amount includes an aggregate of 86,200,000 shares of common stock issuable upon exercise of warrants and 298,000,000 shares of common stock issuable upon exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which Lightlake has engaged since August 1, 2013:

Lightlake uses office space provided by an officer of the Company free of charge.

At July 31, 2014, Lightlake had loans outstanding with its three officers and a director in the amount of $350,000.

In December, 2012, the Company borrowed $350,000 from two of its officers and an outside director. These notes accrue interest at 6.0% per year and were due December, 2013. These notes were amended on December 16, 2013 to extend the final maturity date to January 6, 2015 and increased the interest rate to 8.5% per annum.  In the event that at least one-third and one-ninth of the amount due plus interest is not repaid by September 30, 2014 and December 25, 2014, respectively, certain penalties will apply.

Director Independence

Because Lightlake’s common stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Based on the rule listed above, Lightlake’s board of directors determined that the Company’s only independent director is Mr. Geoffrey Wolf.

Lightlake does not currently have a separately designated audit, nominating, or compensation committee.

Item 14.  Principal Accounting Fees and Services.

The total fees charged to Lightlake for audit services were $25,000, for audit-related services were $12,500, for tax services were $3,000 and for other services were $31,549 during the year ended July 31, 2014.

The total fees charged to Lightlake for audit services were $10,000, for audit-related services were $6,000, for tax services were $0, and for other services were $0 during the year ended July 31, 2013.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are included with this filing:

Exhibit Number	Description

3(i)	Articles of Incorporation
3(ii)	Bylaws
10.4(iii)	Pelikin Agreement
10.5(iii)	Sinclair Agreement
10.6(iii)	US Patent Application
10.7(iii) 10.8(iv) 10.9(iv) 10.10(iv) 10.11(iv) 10.12(v) 10.13(v) 10.14(v)	European Patent Sinclair Employment Agreement Crystal Employment Agreement Pollack Employment Agreement Wolf Agreement Sinclair Amendment Crystal Amendment Pollack Amendment
31.1*	CEO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
31.2*	CFO CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
32.1*	CEO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
32.2*	CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(i)	Incorporated by reference to Lightlake’s Current Report on Form 8-K filed 9/04/14
(ii)	Incorporated by reference to Lightlake’s SB-2 Registration Statement filed 1/11/07.
(iii)	Incorporated by reference to Lightlake’s Annual Report on Form 10-K filed 10/15/09.
(iv)	Incorporated by reference to Lightlake’s Annual Report on Form 10-K filed 10/29/13.
(v)	Incorporated by reference to Lightlake’s Current Report on Form 8-K filed 2/25/14.

* Filed herewith except that in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin A. Pollack	October 27, 2014
Kevin A. Pollack, Chief Financial Officer	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 27, 2014.

By:	/s/ Dr .Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ Kevin A. Pollack	Director & Chief Financial Officer
	Kevin A. Pollack	(Principal Financial and Accounting Officer)

By:	/s/ Dr. Michael Sinclair	Director
Dr. Michael Sinclair

