Form 10-Q
period 2014-10-31
Lightlake Therapeutics Inc.
filed 2014-12-09
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 5, 2014, there were 182,010,212 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended October 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Lightlake Therapeutics Inc.

Financial Statements

For the Three Months Ended

October 31, 2014 and 2013

Lightlake Therapeutics Inc.

Balance Sheets (Unaudited)

As of

October 31, 2014 and July 31, 2014

	October 31,	July 31,
	2014	2014

Assets
Current assets
Cash and cash equivalents	$1,147,636	$254,770
Prepaid expenses and other current assets	534,542	24,079
Total current assets	1,682,178	278,849

Other assets
Patents and patent applications (net of accumulated amortization of $5,986 at October 31, 2014 and $5,642 at July 31, 2014)	21,464	21,808
Total assets	$1,703,642	$300,657

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$71,750	$200,604
Accrued salaries and wages	1,638,231	1,416,651
Due to related parties	350,000	350,000
Total current liabilities	2,059,981	1,967,255

Deferred revenue	3,278,344	1,411,470
Total liabilities	5,338,325	3,378,725

Stockholders' deficit
Common stock; par value $0.001; 200,000,000 shares authorized;
178,991,893 shares issued and outstanding at October 31, 2014 and
178,207,278 shares issued and outstanding at July 31, 2014	178,991	178,206
Additional paid-in capital	43,294,876	43,076,939
Accumulated deficit during the development stage	(47,108,550)	(46,333,213)
Total stockholders' deficit	(3,634,683)	(3,078,068)
Total liabilities and stockholders' deficit	$1,703,642	$300,657

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Operations (Unaudited)

For the three months ended

October 31, 2014 and 2013

	2014	2013

Operating expenses
General and administrative	$708,013	$1,481,983
Research and development	52,101	57,590
Total operating expenses	760,114	1,539,573

Loss from operations	(760,114)	(1,539,573)

Other income (expense)
Interest expense	(8,212)	(125,547)
Change in derivative	-	(48,713)
Loss on foreign exchange	(7,011)	-
Total other income (expense)	(15,223)	(174,260)

Loss before provision for income taxes	(775,337)	(1,713,833)

Provision for income taxes	-	-

Net loss	$(775,337)	$(1,713,833)

Loss per common share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding
Basic and diluted	178,836,694	166,210,611

Lightlake Therapeutics Inc.

Statement of Shareholders' Deficit (Unaudited)

For the three months ended

October 31, 2014

				Deficit
			Additional	During the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at July 31, 2014	178,207,278	$178,206	$43,076,939	$(46,333,213)	$(3,078,068)

Stock issued for services	784,615	785	43,938	-	44,723

Stock based compensation from issuance of stock options	-	-	173,999	-	173,999

Net loss	-	-	-	(775,337)	(775,337)

Balance at October 31, 2014	178,991,893	$178,991	$43,294,876	$(47,108,550)	$(3,634,683)

 The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Cash Flows (Unaudited)

For the three months ended

October 31, 2014 and 2013

	2014	2013

Cash flows provided by (used in) operating activities
Net loss	$(775,337)	$(1,713,833)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	344	419
Issuance of common stock for services	44,723	110,668
Stock based compensation from issuance of options	173,999	1,080,201
Accreted interest on debt discounts	-	132,428
Change in derivative	-	48,713
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(510,463)	8,500
Decrease in accounts payable	(128,854)	(16,424)
Increase in accrued salaries and wages	221,580	74,414
Net cash used by operating activities	(974,008)	(274,914)

Cash flows provided by (used in) investing activities	-	-

Cash flows provided by (used in) financing activities
Borrowings from related parties	-	-
Borrowings on convertible notes payable	-	-
Payments to related parties on notes payable	-	-
Investment received in exchange for royalty agreement	1,866,874	-
Issuance of common stock for cash	-	-
Net cash provided from financing activities	1,866,874	-

Net increase (decrease) in cash and cash equivalents	892,866	(274,914)
Cash and cash equivalents, beginning of period	254,770	598,623
Cash and cash equivalents, end of period	$1,147,636	$323,709

Supplemental disclosure
Interest paid during the period	$-	$125,547
Taxes paid during the period	$-	$-

Non-Cash Transactions
Debt discounts attributable to derivative valuation	$-	$132,428
Settlement of derivative liability	$-	$8,820
Cashless exercise of warrants	$-	$1,524
Derivative liability	$-	$337,413

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

1.	Organization and Basis of Presentation

Lightlake Therapeutics Inc. (“Lightlake”, “we”, “our”, the “Company”) is a biopharmaceutical company focused on treatments for common addictions, including Binge Eating Disorder, and related disorders, including a treatment to reverse opioid overdoses.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2014 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

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

Prepaid supplies

As of October 31, 2014, the Company has prepaid supplies of $493,360, which it will use in its clinical trials and the development of its products for testing purposes to meet the U.S. Food and Drug Administration requirements for approval of its treatment to reverse opioid overdoses. The Company expects to amortize these prepaid supplies to research and development costs as these are used over the course of its clinical studies and testing period.

Deferred revenue

Amounts from nonrefundable investments received in exchange for net profit interests in the Company’s prospective products are recognized as deferred revenue and will be amortized on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur or manufacturing services are expected to be provided. Such investments are contingently convertible to equity and as such, no amortization to revenue has been recorded. (see Note 5)

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions

At October 31, and July 31, 2014, the Company had loans outstanding with its three directors (two of which are officers), in the total amount of $350,000.  The loans mature on January 6, 2015 and are subject to annual interest of 8.5%. In the event that at least one-third and one-sixth of the amount due plus interest is not repaid by September 30, 2014 and December 25, 2014, respectively, certain penalties will apply. As of October 1, 2014, the outstanding loan balances are subject to a penalty rate of 6% per annum due to non-payment of the required repayment amounts.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

5.	Deferred Revenue

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation, from which the Company has the right to make capital calls for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. On August 13 and September 8, 2014 the Company received investments of $422,344 and $444,530, respectively, from the foundation in exchange for a 0.844687% and a 0.888906% interest, respectively, in the Company’s opioid overdose reversal treatment.

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

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

6.	Stockholders’ Equity

Common Stock

On November 26, 2014, the Company amended its articles of incorporation to increase its authorized capital stock from 200,000,000 common shares to 1,000,000,000 common shares.

In August 2014, the Company issued 784,615 shares to consultants for services rendered. The shares have a fair value of $44,723 based on stock prices at issuance dates.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized for the three months ended October 31, 2014 was $173,999.

On August 2, 2014, the Company granted 3,000,000 stock options with an exercise price of $0.10 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black Scholes option pricing model which resulted in a fair market value of $173,999 which have been fully recognized as expense for the three months ended, October 31, 2014. The assumptions used in the valuation were as follows:

Market value of stock on measurement date	$0.058
Risk-free interest rate	1.73%
Dividend yield	0%
Volatility factor	413%
Term	5.0 years

Stock option activity for three months ended October 31, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	304,750,000	0.09	8.56	$12,000
Granted	3,000,000	0.10	5.00
Forfeited/expired/cancelled	-	-	-
Outstanding at October 31, 2014	307,750,000	0.09	8.27	$-
Exercisable at October 31, 2014	162,025,000	0.10	8.19	$-

Warrants

Warrant activity for quarter ended October 31, 2014 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	125,475,239	0.20	4.33	$-
Granted	-		-
Exercised	-		-
Outstanding at October 31, 2014	125,475,239	0.20	4.33	$-
Exercisable at October 31, 2014	52,975,239	0.20	4.08	$-

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

7.	Subsequent Events

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback the interest from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, of the investment amount. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 5,000,000 shares of common stock in lieu of the interest in the product.

On November 13, 2014, the Company made a capital call of $1,033,614 from the aforementioned foundation (see Note 5) in exchange for a 2.067228% interest in the Company’s opioid overdose reversal treatment.

On December 1, 2014, the Company and Aegis Therapeutics, LLC (“Aegis”), entered into a Material Transfer, Option and Research License Agreement (the “License Agreement”) that provides the Company with an exclusive royalty-free research license for a period of time to Aegis’ proprietary delivery enhancement and stabilization agents, including Aegis’ ProTek® and Intravail® technologies (collectively, the “Technology”) to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology. During this period of time, the Company may also evaluate its interest in having an exclusive license to the Technology for use with opioid antagonists to treat, diagnose, predict, detect or prevent any disease, disorder, state, condition or malady in humans (the “Possible License”). Aegis has granted the Company an exclusive option to obtain the Possible License for a certain period after the study is completed.

In consideration of the license granted to the Company pursuant to the License Agreement, the Company is required to pay to Aegis a nonrefundable study fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months ended October 31, 2014 and 2013 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

Overview

Lightlake is an early stage biopharmaceutical company using the Company’s expertise in opioid antagonists to develop innovative treatments for common addictions and related disorders.  The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc.  The Company’s fiscal year end is July 31.  The Company’s strategy is to develop treatments to addictions and related disorders based on the Company’s expertise using opioid antagonists. The Company currently is developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). The Company also is developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder.

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13 and September 8, 2014 the Company made capital calls of $422,344 and $444,530, respectively, from the foundation in exchange for 0.844687% and 0.888906% interests in the Net Profit as related to the Company’s treatment to reverse opioid overdoses.

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray, and the Company announced on December 4, 2014 that this study had begun.

On September 9, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 5,000,000 shares of common stock in lieu of the interest in the product.

On December 4, 2014, Lightlake announced that the Company has begun a trial designed to evaluate its intranasal naloxone application for opioid overdose. The trial is being conducted in partnership with NIDA.

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

On September 17, 2014, Lightlake entered into an agreement and subsequently received additional funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a sixty day option to receive 6,250,000 shares of common stock in lieu of the 1.0% interest in the product.

Lightlake now aims to collaborate with other parties to progress its drug development program for Binge Eating Disorder. The Company has identified suitable centers in the United States.

Bulimia Nervosa

The Company anticipates launching Phase II trials to investigate the application of the Company’s technology as a treatment for Bulimia Nervosa, and the Company is seeking funding to facilitate the launch of these trials. The Company has made arrangements with King’s College London, UK, to conduct these trials at the institution. In working with King’s College, which has an internationally renowned eating disorder unit, the Company believes that it will considerably strengthen the Company’s already distinguished research and development team. Professor Janet Treasure, head of the Eating Disorders Unit at the South London and Maudsley NHS Trust and author of several well-regarded books on eating disorders, and Professor Ulrike Schmidt, a consultant psychiatrist for the Eating Disorders Service and a fellow of the Academy for Eating Disorders, would serve as tremendous guides for these Phase II trials.

Results of Operations

The following compares Lightlake’s operations for the three months ended October 31, 2014 to the same period at October 31, 2013.

Revenues

Lightlake did not have any revenues during the three months ended October 31, 2014 or 2013, and has generated no revenues since inception, as the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $708,013 and $1,481,983 for the three months ended October 31, 2014 and 2013, respectively. The reduction in expenses as compared to the same period in the prior year was primarily due to a reduction in administrative salaries as no stock options were issued to officers during the period.

Research and Development Expenses

Lightlake spent $52,101 and $57,590 during the three months ended October 31, 2014 and 2013, respectively. The year over year decrease of $5,489 was primarily due to less spending on research and development of the Company’s opioid overdose reversal treatment

Interest Expense

During the three months ended October 31, 2014, interest expense decreased to $8,212 at October 31, 2014 as compared to $125,547 at October 31, 2013. This decrease was due to a reduction in obligations connected to outstanding convertible debt.

Net Loss

The comparable net loss for the three months ended October 31, 2014 was $775,337 as compared to the net loss of $1,713,833 for the three months ended October 31, 2013. This reduction of net loss was due primarily to a reduction in operating expenses of $779,459 together with reduced interest expense of $117,335 which is the result of the conversion of the derivative debt contracts arising out of Lightlake’s convertible notes payable occurring in previous quarters.

Liquidity and Capital Resources

Lightlake’s cash position of $1,147,636 at October 31, 2014 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to seek additional funding. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

However, during the three months ended October 31, 2014, Lightlake received $500,000 in funding in exchange for a 1.0% interest in the Company’s Binge Eating Disorder product. In addition, the Company received $1,366,874 in funding in exchange for 2.714% of interests in the Company’s opioid overdose reversal treatment. These investments increased the cash position of the Company. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan.

The financial position of Lightlake at October 31, 2014 and the year ended July 31, 2014 showed an increase of $1,402,985 in assets from the year ended July 31, 2014 of $300,657 to $1,703,642. This was due to an increase in the Company’s cash position of $892,866, which was due to the Company receiving funding of its operations during the quarter as well as prepaid supplies of $493,360. The liabilities at October 31, 2014 increased $1,959,600 to $5,338,325. Included in this increase are the accrual of officer salaries of $221,580 and an increase in the investment in the Company’s Binge Eating Disorder and opioid overdose reversal treatment of $1,866,874 in exchange for interests.

Going Concern

Lightlake has not attained profitable operations and is dependent upon obtaining financing to pursue additional clinical trials with respect to Binge Eating Disorder and to develop the other parts of the Company’s pipeline. In their report on the Company’s financial statements at October 31, 2014 and July 31, 2014, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

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

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company anticipates that additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products.  The Company does not have any arrangements in place for any future funding. The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs. The Company has no material commitments for capital expenditures as of October 31, 2014.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of October 31, 2014 and July 31, 2014.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

There has been a material change in our risk factors:

The Company’s future ability to execute our business plan depends upon the continued service of Dr. Crystal, our Chief Executive Officer, President and Director. Although Dr. Crystal devotes 35 hours per week to his work for the Company, he has a job as part of the management team, albeit not as an executive officer, of a private company to which he also devotes 35 hours per week. Dr. Crystal will abide by the doctrine of corporate opportunity, and will only take for himself a business opportunity if: (1) the opportunity is offered to Dr. Crystal in his individual capacity and not in his capacity as an officer and director of the Company; (2) the opportunity is not essential to the Company; (3) the Company has no interest or expectancy with regard to the opportunity, and (4) Dr. Crystal has not employed the resources of the Company in pursuing or exploiting the opportunity.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2014, the Company issued 384,615 and 400,000 shares in exchange for services rendered. The shares issued in these transactions were valued at market and amounted to $21,923 and $22,800, respectively.

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

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

As disclosed under Item 1A, Dr. Roger Crystal, the Company’s Chief Executive Officer, President and Director has a job as part of the management team, albeit not as an executive officer, of a private company to which he devotes 35 hours per week. He started this job on July 10, 2014.

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

LIGHTLAKE THERAPEUTICS INC.

Date: December 9, 2014	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: December 9, 2014	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

