Form 10-Q
period 2015-01-31
Lightlake Therapeutics Inc.
filed 2015-03-17
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-55330

LIGHTLAKE THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, 9th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 829-5546

(Registrant’s telephone number, including area code)

96-98 Baker Street, First Floor, London, England W1U 6TJ

44 (0) 203 617 8739

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 12, 2015, there were 1,827,562 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended January 31, 2015

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

Lightlake Therapeutics Inc.

Index to Financial Statements

January 31, 2015 and 2014

Lightlake Therapeutics Inc.

Balance Sheets (Unaudited)

As of

    January 31, 2015 and July 31, 2014

	January 31,	July 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$1,060,919	$254,770
Prepaid insurance	31,018	24,079
Total current assets	1,091,937	278,849

Other assets
Patents and patent applications (net of accumulated amortization of $6,329 at
January 31, 2015 and $5,642 at July 31, 2014)	21,121	21,808

Total assets	$1,113,058	$300,657

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$77,618	$200,604
Accrued salaries and wages	2,093,657	1,416,651
Due to related parties	130,000	350,000
Total current liabilities	2,301,275	1,967,255

Deferred revenue	4,811,957	1,411,470
Total liabilities	7,113,232	3,378,725

Stockholders' deficit
Common stock; par value $0.001; 200,000,000 shares authorized;
1,818,943 shares issued and outstanding at January 31, 2015 and
1,782,072 shares issued and outstanding at July 31, 2014	1,819	178,206
Additional paid-in capital	43,882,171	43,076,939
Accumulated deficit	(49,884,164)	(46,333,213)
Total stockholders' deficit	(6,000,174)	(3,078,068)
Total liabilities and stockholders' deficit	$1,113,058	$300,657

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Operations (Unaudited)

For the three and six months ended

    January 31, 2015 and 2014

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net revenue	$560,000	$-	$560,000	$-

Operating expenses
General and administrative	2,138,609	5,059,362	2,846,622	6,541,345
Research and development	1,191,747	31,806	1,243,848	89,396
Total operating expenses	3,330,356	5,091,168	4,090,470	6,630,741

Loss from operations	(2,770,356)	(5,091,168)	(3,530,470)	(6,630,741)

Other income (expense)
Interest expense	(19,370)	(6,242)	(27,582)	(131,789)
Change in derivative	-	21,646	-	(27,067)
Gain (loss) on foreign exchange	14,112	20,651	7,101	20,651
Total other income (expense)	(5,258)	36,055	(20,481)	(138,205)

Loss before provision for income taxes	(2,775,614)	(5,055,113)	(3,550,951)	(6,768,946)

Provision for income taxes	-	-	-	-

Net loss	$(2,775,614)	$(5,055,113)	$(3,550,951)	$(6,768,946)

Loss per common share:
Basic and diluted	$(1.54)	$(2.96)	$(1.980)	$(3.94)
Weighted average common shares outstanding
Basic and diluted	1,806,303	1,705,624	1,797,032	1,716,199

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statement of Shareholders' Deficit (Unaudited)

For the six months ended

   January 31, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2014	1,782,073	$1,782	$43,253,363	$(46,333,213)	$(3,078,068

Stock issued for services	36,861	37	155,664	-	155,701

Stock based compensation from issuance of stock options	-	-	328,420	-	328,420

Stock based compensation from issuance of warrants	-	-	144,724	-	144,724

Net loss	-	-	-	(3,550,951)	(3,550,951)

Balance at January 31, 2015	1,818,934	$1,819	$43,882,171	$(49,884,164)	$(6,000,174)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Cash Flows (Unaudited)

For the six months ended

January 31, 2015 and 2014

	For the
	Six Months Ended
	January 31,	January 31,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(3,550,951)	$(6,768,946
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	687	686
Issuance of common stock for services	155,701	217,668
Stock based compensation from issuance of options	328,420	5,662,223
Stock based compensation from issuance of warrants	144,724	-
Accreted interest on debt discounts	-	132,428
Gain on debt settlement/forgiveness		(20,651
Change in derivative	-	27,067

Changes in assets and liabilities:
(Increase) decrease in prepaid insurance	(6,939)	17,000
Decrease in accounts payable	(122,986)	(27,715
Increase in accrued salaries and wages	677,006	328,545
Net cash used by operating activities	(2,374,338)	(431,695

Cash flows provided by (used in) financing activities
Payments to related parties on notes payable	(220,000)	-
Investment received in exchange for royalty agreement	3,400,487	253,500
Net cash provided from financing activities	3,180,487	253,500

Net increase (decrease) in cash and cash equivalents	806,149	(178,195
Cash and cash equivalents, beginning of period	254,770	598,623
Cash and cash equivalents, end of period	$1,060,919	$420,428

Supplemental disclosure
Interest paid during the period	$-	$125,547
Taxes paid during the period	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$-	$8,056
Debt discounts attributable to derivative valuation	$-	$132,428
Settlement of derivative liability	$-	$506,574
Cashless exercise of warrants	$-	$8,988
Derivative liability	$-	$337,413

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

1.	Organization and Basis of Presentation

Lightlake Therapeutics Inc. (“Lightlake”, “we”, “our”, the “Company”) is a biopharmaceutical company focused on treatments for common addictions and related disorders, including a treatment to reverse opioid overdoses.

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

The results of operations for the six months ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

Reverse Stock Split

In December 2014, the Company effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 182.7 million shares to approximately 1.827 million shares as of March 12, 2015.  The number of authorized shares of common stock and preferred stock remained the same following the 1:100 Reverse Stock Split. Unless otherwise noted, impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include but are not limited to shares of common stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred or common stock authorized resulting from the 1:100 Reverse Stock Split.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues from nonrefundable, up-front license fees related to collaboration agreements, including the $500,000 received in December 2014 with respect to the licensing agreement with Adapt Pharma Operations Limited, as being recognized as revenue upon receipt.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur. When the period of performance is based on the period over which research and/or development is expected to occur, the Company is required to make estimates regarding drug development timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions

At January 31, 2015 and July 31, 2014, the Company had loans outstanding with its three directors (two of which are officers), in the total amount of $130,000 and $350,000, respectively. $220,000 of the principal amount was repaid during the quarter ended January 31, 2014. The loans mature on April 30, 2016 and are subject to annual interest of 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts.

5.	Deferred Revenue

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation, from which the Company has the right to make capital calls for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. On August 13, September 8, and November 13, 2014, the Company made capital calls for $422,344, $444,530, and $1,033,614, respectively, from the foundation in exchange for 0.844687%, 0.88906%, and 2.067228% interests in the Company’s opioid overdose reversal treatment.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

On September 9, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

On September 17, 2014, the Company entered into an agreement and subsequently received additional funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the Net Profit generated from this treatment in perpetuity. Net Profit includes the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback the interest from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, of the investment amount. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur. When the period of performance is based on the period over which research and/or development is expected to occur, the Company is required to make estimates regarding drug development timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

6.	Stockholders’ Equity

Common Stock

On November 26, 2014, the Company amended its articles of incorporation to increase its authorized capital stock from 200,000,000 common shares to 1,000,000,000 common shares.

In August 2014, the Company issued 7,846 shares to consultants for services rendered. The shares have a fair value of $44,723 based on stock prices at issuance dates.

In December 2014, the Company issued 24,015 shares to a company for services rendered. The shares have a fair value of $91,258 based on the stock prices at issuance dates.

In January 2015, the Company issued a total of 5,000 shares to two consultants for services rendered. The shares have a fair value of $19,720 based on the stock prices at issuance dates.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized for the six months ended January 31, 2015 was $0.

On August 2, 2014, the Company granted 30,000 stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $173,999 which have been fully recognized as expense for the six months ended January 31, 2015. The assumptions used in the valuation were as follows:

On November 12, 2014, the Company granted 30,000 stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over 3 years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $115,499, of which $9,625 has been fully recognized as expense for the six months ended January 31, 2015.

On November 12, 2014, the Company granted 20,000 stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over three years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $76,999, of which $6,148 has been fully recognized as expense for the six months ended, January 31, 2015.

On January 9, 2015, the Company granted 15,000 stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $65,163 which have been fully recognized as expense for the six months ended January 31, 2015.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

On January 25, 2015, the Company granted 10,000 stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $36,169 which have been fully recognized as expense for the six months ended January 31, 2015.

The Company also recognized stock based compensation expense of $37,046 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the six months ended January 31, 2015 were as follows:

Market value of stock on measurement date	$3.75 to 5.80
Risk-free interest rate	1.28 to 1.73%
Dividend yield	0%
Volatility factor	204% to 413%
Term	5.0 years

Stock option activity for six months ended January 31, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	3,047,500	9.00	8.56	$12,000
Granted	105,000	10.00	5.00
Forfeited/expired/cancelled	(85,000)	11.21	-
Outstanding at January 31, 2015	3, 067,500	9.00	8.27	$-
Exercisable at January 31, 2015	1,570,416	10.00	8.19	$-

Warrants

On December 16, 2015, the Company granted 38,800 stock options with an exercise price of $8.00 per share to a consultant for services rendered. These options have a term of 10 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $144,724 which have been fully recognized as expense for the six months ended January 31, 2015.

Warrant activity for quarter ended January 31, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	1,254,752	20.00	4.33	$-
Granted	38,800	8.00	-	-
Exercised	-		-	-
Outstanding at January 31, 2015	1,293,552	20.00	4.33	$-
Exercisable at January 31, 2015	568,552	20.00	4.08	$-

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

7.	Subsequent Events

On February 17, 2015, the Company made a capital call of $988,043 from the aforementioned foundation (see Note 5) in exchange for a 1.976085% interest in the Company’s opioid overdose reversal treatment.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months and six months ended January 31, 2015 and 2014 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

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

Currently, Lightlake is primarily focused on developing: (i) a treatment to reverse opioid overdoses, (ii) a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, and (iii) a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time.

To date, Lightlake has carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair. The Company was informed on October 15, 2010, that the US Patent application was approved. These patents are related to a method for treating eating disorders by repeatedly administering naloxone in a dosage sufficient to block the effects of opiate agonists to a subject suffering from an eating disorder caused by one or more related problem responses (the “Sinclair Method”). The Sinclair Method was developed by Dr. David Sinclair and originally intended for the treatment of alcohol dependency. In 1990, Dr. Sinclair discovered that the opioid antagonist naltrexone, when used correctly in the presence of drinking alcohol, resulted in a 78% success rate, with patients abstaining from alcohol or consuming it at safe levels. H. Lundbeck A/S’s Selincro (nalmefene), was approved in Europe, and the treatment regimen is based on Dr. Sinclair’s work.

In 1989, Dr. Sinclair patented his "Method for Treating Alcohol Drinking Responses,” also known as the “Sinclair Method,” and in 1994, the U.S. Food and Drug Administration (“FDA”) approved the use of naltrexone as a treatment for alcohol dependency. Since then, this form of treatment has been used by medical practices around the globe as an effective treatment for alcoholism. As stated above, the Company continues to explore various medical applications of this method. The Company aims to broaden its product pipeline, and anticipates commencing further trials based on its existing as well as potential patents that relate to the use of opioid antagonists.

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine currently available through injection that can rapidly reverse the overdose of prescription and illicit opioids. Lightlake’s new intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of the NIDA, part of the NIH, to co-develop a treatment for the reversal of opioid overdoses. Under the terms of the agreement, the DPMCDA of NIDA agreed to sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA planned to file an investigational new drug application (“IND”) for a final larger study. The goal of the collaboration has been to establish a clinical development plan and regulatory pathway that would potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively reverses opioid overdoses.

With respect to Lightlake’s potential treatment for reversing opioid overdoses, on April 16, 2013 and May 30, 2013, the Company entered into agreements and subsequently received funding from one investor in the amounts of $600,000 and $150,000, respectively, for the research, development, marketing and commercialization of the Company’s aforementioned treatment. In exchange for these investments, the Company agreed to provide the investor with 6.0% and 1.5%, respectively, interests in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 6.0% and 1.5% interests if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months of the dates of investment, the investor will have a 60 day option to receive 75,000 and 18,750 shares of common stock in lieu of the 6.0% and 1.5% interests in the product, respectively.

On July 17, 2013, Lightlake entered into a three year consulting agreement for consulting and advisory services related to the development of the Company’s potential treatment for opioid addiction. In exchange for these services, the Company has agreed to provide the consultant with a 5.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The consultant also has rights with respect to its 5.0% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months the consultant will have a 60 day option to receive 62,500 shares of common stock in lieu of the 5.0% interest in the product.

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

On May 15, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product.

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the FDA or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock at a rate of 0.1 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, September 8, 2014, and November 13, 2014, the Company made capital calls of $422,344 $444,530, and $1,033,614, respectively, from the foundation in exchange for 0.844687%, 0.888906%, and 2.067228% interests, respectively, in the Net Profit as related to the Company’s treatment to reverse opioid overdoses.

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray, and the Company announced on December 4, 2014 that this study had begun.

On September 9, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback the interest from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, of the investment amount. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

On December 4, 2014, Lightlake announced that the Company has begun a trial designed to evaluate its intranasal naloxone application for opioid overdose. The trial was conducted in partnership with NIDA.

On December 16, 2014, Lightlake announced that the Company had entered into a license agreement with Adapt Pharma Operations Limited (“Adapt”), a wholly owned subsidiary of Adapt Pharma Limited, an Ireland-based pharmaceutical company. Pursuant to the license agreement (the “Adapt Agreement”), Adapt has received from the Company a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment to Adapt, the Company could receive potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties. The foregoing description is qualified in its entirety by reference to the complete text of the Adapt Agreement attached hereto as Exhibit 10.1.

On February 17, 2015, Lightlake announced that Adapt received Fast Track designation by the FDA.

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

On December 17, 2013, the Company entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Net Profit as related to the Company’s Binge Eating Disorder treatment. Net Profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the FDA within 36 months the investor will have a 60 day option to receive 31,250 shares of common stock in lieu of the 0.5% interest in the product.

On September 17, 2014, Lightlake entered into an agreement and subsequently received additional funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the Net Profit generated from this treatment in perpetuity. Net Profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

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

Other Activities

On December 1, 2014, Lightlake and Aegis Therapeutics, LLC (“Aegis”), entered into a Material Transfer, Option and Research License Agreement (the “Aegis Agreement”) that provides the Company with an exclusive royalty-free research license for a period of time to Aegis’ proprietary delivery enhancement and stabilization agents, including Aegis’ ProTek® and Intravail® technologies (collectively, the “Technology”) to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology. During this period of time, the Company may also evaluate its interest in having an exclusive license to the Technology for use with opioid antagonists to treat, diagnose, predict, detect or prevent any disease, disorder, state, condition or malady in humans (the “Possible License”). Aegis has granted the Company an exclusive option to obtain the Possible License for a certain period after the study is completed. In consideration of the license granted to the Company pursuant to the Aegis Agreement, the Company is required to pay to Aegis a nonrefundable study fee. The foregoing description is qualified in its entirety by reference to the complete text of the Aegis Agreement attached hereto as Exhibit 10.2.

On February 9, 2015, Lightlake announced that Arvind Agrawal joined the Company as Executive Vice President, Medical Affairs, effective, January 2015. Mr. Agrawal previously has been Head of Medical Affairs New Products at Mundipharma International, where he made significant advances towards the development of a novel treatment for opioid addiction. He also worked as European Clinical and Scientific Affairs Director at Reckitt Benckiser Pharmaceuticals, where he developed strategies leading to positive clinical, political, and legislative changes for the treatment of opioid dependence. His earlier professional experience was with AstraZeneca plc, GlaxoSmithKline plc, SmithKline Beecham plc, and Wellcome Pharmaceuticals, where he held various senior management positions in medical affairs and clinical development, and helped to launch the pharmaceutical blockbusters Crestor (rosuvastatin) and Avandia (rosiglitazone). Mr. Agrawal holds an MSc in Human & Applied Physiology from King's College, University of London. He is also the Managing Director of Ekagra Ltd, a pharmaceutical medical affairs consultancy in the UK.

Results of Operations

The following compares Lightlake’s operations for the three months ended January 31, 2015 to the same period at January 31, 2014.

Revenues

Lightlake had $560,000 of revenue during the three months ended January 31, 2015. This revenue is derived from the Adapt Agreement. The Company had no revenue during the three months ended January 31, 2014 and had generated no revenue from inception through January 31, 2014 as the Company was devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $2,138,609 and $5,059,362 for the three months ended January 31, 2015 and 2014, respectively. The reduction in expenses as compared to the same period in the prior year was primarily due to a reduction in administrative compensation as no stock options were issued to officers during the period.

Research and Development Expenses

Lightlake spent $1,191,747 and $31,806 during the three months ended January 31, 2015 and 2014, respectively. The year over year increase was primarily due to increased spending on research and development of the Company’s opioid overdose reversal treatment.

Interest Expense

During the three months ended January 31, 2015, interest expense increased to $19,370 at January 31, 2015 as compared to $6,242 at January 31, 2014.

Net Loss

The comparable net loss for the three months ended January 31, 2015 was $2,775,614 as compared to the net loss of $5,055,113 for the three months ended January 31, 2014. This reduction of net loss was due primarily to a reduction in operating expenses combined with a reduction in derivative debt contracts arising out of Lightlake’s convertible notes payable occurring in previous quarters.

The following compares Lightlake’s operations for the six months ended January 31, 2015 to the same period at January 31, 2014.

Revenues

Lightlake had $560,000 of revenue during the six months ended January 31, 2015. This revenue is derived from the Adapt Agreement. The Company had no revenue during the six months ended January 31, 2014 and had generated no revenue from inception through January 31, 2014 as the Company was devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $2,846,622 and $6,541,345 for the six months ended January 31, 2015 and 2014, respectively. The reduction in expenses as compared to the same period in the prior year was primarily due to a reduction in administrative compensation as no stock options were issued to officers during the period.

Research and Development Expenses

Lightlake spent $1,243,848 and $89,396 during the six months ended July 31, 2015 and 2014, respectively. The year over year increase is primarily due to increased spending on research and development of the Company’s opioid overdose reversal treatment.

Interest Expense

During the six months ended January 31, 2015, interest expense decreased to $27,582 at January 31, 2015 as compared to $131,789 at January 31, 2014. This decrease was due to a reduction in obligations connected to outstanding convertible debt.

Net Loss

The comparable net loss for the six months ended January 31, 2015 was $3,550,951 as compared to the net loss of $6,768,946 for the six months ended January 31, 2014. This reduction of net loss was due primarily to a reduction in operating expenses, including a reduction in officers’ compensation.

Liquidity and Capital Resources

Lightlake’s cash position of $1,060,919 at January 31, 2015 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to generate sufficient revenues and/or seek additional funding. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that if revenues are not sufficient then additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding or generate sufficient revenues to meet the Company’s obligations over the next twelve months. The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

However, during the six months ended January 31, 2015, Lightlake receive $3,400,487 in funding in exchange for an interest in the Company’s opioid overdose reversal treatment. This investment increased the cash position of the Company. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan unless sufficient revenues are generated.

The financial position of Lightlake at January 31, 2015 and the year ended July 31, 2014 showed an increase of $812,401 in assets from the year ended July 31, 2014 of $300,657 to $1,113,058. This was due to an increase in the Company’s cash position of $806,149, which was due to the Company receiving funding of its operations. The liabilities increased from $3,378,725 at the year ended July 31, 2014 to $7,113,232 at January 31, 2015. Included in this increase is the accrual of officer salaries of $677,006 and an increase in the investment in the Company’s opioid overdose reversal treatment of $3,400,487 in exchange for interests.

Going Concern

Lightlake has not attained profitable operations and is dependent upon obtaining financing and revenues to pursue additional clinical trials with respect to Binge Eating Disorder and to develop the other parts of the Company’s pipeline. In their report on the Company’s financial statements at January 31, 2015 and July 31, 2014, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray, which study commenced in December 2014. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of this treatment.

Pursuant to the Adapt Agreement, the Company will be working with Adapt to develop an Initial Development Plan (as defined in the Adapt Agreement) and will be sharing some costs with Adapt.

In consideration of the license granted to the Company pursuant to the Aegis Agreement, the Company is required to pay to Aegis a nonrefundable study fee.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to generate sufficient revenues and/or obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company anticipates that if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. The Company does not have any arrangements in place for any future funding. The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of January 31, 2015 and July 31, 2014.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2015, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There has not been a material change in our risk factors since December 9, 2014 when we filed our Quarterly Report on Form 10-Q for the period ended October 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2014, the Company issued 7,846 shares to consultants for services rendered. The shares have a fair value of $44,723 based on stock prices at issuance dates.

In December 2014, the Company issued 24,015 shares to a company for services rendered. The shares have a fair value of $91,258 based on the stock prices at issuance dates.

In January 2015, the Company issued a total of 5,000 shares to two consultants for services rendered. The shares have a fair value of $19,720 based on the stock prices at issuance dates.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
10.1+	License Agreement between Lightlake Therapeutics Inc. and Adapt Pharma Operations Limited, dated as of December 15, 2014.

10.2+	Material Transfer, Option and Research License Agreement between Lightlake Therapeutics Inc. and Aegis Therapeutics, LLC, dated as of December 1, 2014, as amended December 16, 2014.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

+ Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTLAKE THERAPEUTICS INC.

Date: March 17, 2015	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 17, 2015	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

