Form 10-Q
period 2015-04-30
Lightlake Therapeutics Inc.
filed 2015-06-12
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As June 9, 2015, there were 1,847,294 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2015

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

3

Lightlake Therapeutics Inc.

Index to Financial Statements

April 30, 2015 and 2014

Item 1.	Financial Statements (Unaudited)

Lightlake Therapeutics Inc.

Balance Sheets (Unaudited)

As of April 30, 2015 and July 31, 2014

	April 30,	July 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$1,339,229	$254,770
Prepaid insurance	50,982	24,079
Total current assets	1,390,211	278,849

Other assets
Patents and patent applications (net of accumulated amortization of $6,672 at April 30, 2015 and $5,642 at July 31, 2014)	20,778	21,808

Total assets	$1,410,989	$300,657

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$76,046	$200,604
Accrued salaries and wages	2,258,264	1,416,651
Due to related parties	130,000	350,000
Total current liabilities	2,464,310	1,967,255

Deferred revenue	5,800,000	1,411,470
Total liabilities	8,264,310	3,378,725

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized; 1,841,066 shares issued and outstanding at April 30, 2015 and 1,782,072 shares issued and outstanding at July 31, 2014	1,841	1,782
Additional paid-in capital	44,879,697	43,253,363
Accumulated deficit	(51,734,859)	(46,333,213)
Total stockholders' deficit	(6,853,321)	(3,078,068)
Total liabilities and stockholders' deficit	$1,410,989	$300,657

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Operations (Unaudited)

For the three and nine months ended

April 30, 2015 and 2014

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenue	$120,000	$-	$680,000	$-

Operating expenses
General and administrative	1,863,512	494,455	4,710,134	7,035,800
Research and development	96,906	52,486	1,340,754	141,882
Total operating expenses	1,960,418	546,941	6,050,888	7,177,682

Loss from operations	(1,840,418)	(546,941)	(5,370,888)	(7,177,682)

Other income (expense)
Interest income (expense)	4,102	(7,254)	(23,480)	(139,043)
Change in derivative	-	-	-	(27,067)
Gain (loss) on foreign exchange	(14,379)	-	(7,278)	20,651
Total other income (expense)	(10,277)	(7,254)	(30,758)	(145,459)

Loss before provision for income taxes	(1,850,695)	(554,195)	(5,401,646)	(7,323,141)

Provision for income taxes	-	-	-	-

Net loss	$(1,850,695)	$(554,195)	$(5,401,646)	$(7,323,141)

Loss per common share:
Basic and diluted	$(1.01)	$(0.31)	$(2.99)	$(4.22)
Weighted average common shares outstanding
Basic and diluted	1,830,134	1,779,294	1,803,634	1,736,316

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statement of Shareholders' Deficit (Unaudited)

For the nine months ended

April 30, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2014	1,782,073	$1,782	$43,253,363	$(46,333,213)	$(3,078,068)

Stock issued for services	58,993	59	305,766	-	305,825

Stock based compensation from issuance of stock options	-	-	911,256	-	911,256

Stock based compensation from issuance of warrants	-	-	409,312	-	409,312

Net loss	-	-	-	(5,401,646)	(5,401,646)

Balance at April 30, 2015	1,841,066	$1,841	$44,879,697	$(51,734,859)	$(6,853,321)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Cash Flows (Unaudited)

For the nine months ended

April 30, 2015 and 2014

	For the
	Nine Months Ended
	April 30,	April 30,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(5,401,646)	$(7,323,141)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,030	954
Issuance of common stock for services	305,825	213,967
Stock based compensation from issuance of options	911,256	5,662,223
Stock based compensation from issuance of warrants	409,312	-
Accreted interest on debt discounts	-	132,428
Gain on debt settlement/forgiveness	-	(20,651)
Change in derivative	-	27,067

Changes in assets and liabilities:
Increase in prepaid insurance	(26,903)	(20,400)
Decrease in accounts payable	(124,558)	(21,707)
Increase in accrued salaries and wages	841,613	677,964
Net cash used by operating activities	(3,084,071)	(671,296)

Cash flows provided by (used in) financing activities
Payments to related parties on notes payable	(220,000)	-
Investment received in exchange for royalty agreement	4,388,530	253,500
Net cash provided from financing activities	4,168,530	253,500

Net increase (decrease) in cash and cash equivalents	1,084,459	(417,796)
Cash and cash equivalents, beginning of period	254,770	598,623
Cash and cash equivalents, end of period	$1,339,229	$180,827

Supplemental disclosure
Interest paid during the period	$-	$139,043
Taxes paid during the period	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$-	$8,056
Debt discounts attributable to derivative valuation	$-	$132,428
Settlement of derivative liability	$-	$506,574
Cashless exercise of warrants	$-	$8,988
Derivative liability	$-	$337,413

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

1.	Organization and Basis of Presentation

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

The results of operations for the nine months ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

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

3.	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues from nonrefundable, up-front license fees related to collaboration agreements, including the $500,000 received in December 2014 with respect to the licensing agreement with Adapt Pharma Operations Limited, upon receipt.

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

At April 30, 2015, the Company had loans outstanding with its three directors (two of which are officers), in the total amount of $130,000 and as of July 31, 2104, such total amount was $350,000. During the nine months ended April 30, 2015, $220,000 of the principal amount was repaid. The loans mature on April 30, 2016 and are subject to annual interest of 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts.

5.	Deferred Revenue

On April 16, 2013, the Company entered into an agreement and subsequently received funding in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 6.0% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a sixty day option to receive 75,000 shares of common stock in lieu of the 6.0% interest in the product.

On May 30, 2013, the Company entered into an agreement and subsequently received additional funding totaling $150,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 1.50% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a sixty day option to receive 18,750 shares of common stock in lieu of the 1.50% interest in the product.

On December 17, 2013, the Company entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 0.5% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months, the investor will have a sixty day option to receive 31,250 shares of common stock in lieu of the 0.5% interest in the product.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the U.S. Food and Drug Administration within 24 months, the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product.

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation, from which the Company has the right to make capital calls for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. On July 28, August 13, September 8, November 13, 2014, and February 17, 2015, the Company made capital calls for $111,470 $422,344, $444,530, $1,033,614, and $988,042, respectively, from the foundation in exchange for 0.22294%, 0.844687%, 0.88906%, 2.067228%, and 1.976085% interests in the Company’s opioid overdose reversal treatment. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months, the foundation will have a 60 day option to receive 300,000 shares of common stock in lieu of the interest in the product.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

On September 9, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

On September 17, 2014, the Company entered into an agreement and subsequently received additional funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the Net Profit generated from this treatment in perpetuity. Net Profit includes the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months, the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback the interest from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, of the investment amount. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration (“FDA”) or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur. At April 30, 2015, none of the investments had been recognized as revenue and the Company had recorded the $5,800,000 of investments as deferred revenue. When the period of performance is based on the period over which research and/or development is expected to occur, the Company is required to make estimates regarding drug development timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

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

In March 2015, the Company issued a total of 20,900 shares to two companies and a consultant for services rendered. The shares have a fair value of $141,130 based on the stock prices at issuance dates.

In April 2015, the Company issued 1,232 shares to a consultant for services rendered. The shares have a fair value of $8,994 based on the stock prices at issuance dates.

Stock Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values. Stock based compensation expense recognized for the nine months ended April 30, 2015 was $0.

On August 2, 2014, the Company granted 30,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $173,999 which have been fully recognized as expense for the nine months ended April 30, 2015.

On November 12, 2014, the Company granted 30,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over 3 years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $188,825, of which $77,710 has been fully recognized as expense for the nine months ended April 30, 2015.

On November 12, 2014, the Company granted 20,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over three years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $127,150, of which $52,285 has been fully recognized as expense for the nine months ended April 30, 2015.

On January 9, 2015, the Company granted 15,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $65,163 which have been fully recognized as expense for the nine months ended April 30, 2015.

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

On January 25, 2015, the Company granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $36,169 which have been fully recognized as expense for the nine months ended April 30, 2015.

On March 19, 2015, the Company granted 48,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $282,227 which have been fully recognized as expense for the nine months ended April 30, 2015.

On March 19, 2015, the Company granted 32,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $186,655 which have been fully recognized as expense for the nine months ended April 30, 2015.

The Company also recognized stock based compensation expense of $37,048 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the nine months ended April 30, 2015 were as follows:

Market value of stock on measurement date	$3.75 to 6.10
Risk-free interest rate	1.48 to 1.73%
Dividend yield	0%
Volatility factor	195% to 407%
Term	5.0 years

Stock option activity for nine months ended April 30, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	3,047,500	9.00	8.56
Granted	185,000	11.41
Forfeited/expired/cancelled	(85,000)	11.21
Outstanding at April 30, 2015	3,147,500	9.42	7.84	$285,000
Exercisable at April 30, 2015	1,654,583	10.40	7.90	$285,000

Lightlake Therapeutics Inc.

Notes to (Unaudited) Financial Statements

A summary of the status of the Company’s non-vested options as of April 30, 2015 and changes during the nine months ended April 30, 2015 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value
		$

Non-vested at July 31, 2014	17,500	3.11

Granted	185,000	5.06
Vested	(160,833)	5.17

Non-vested at April 30, 2015	41,667	3.85

At April 30, 2015, there was $185,980 of unrecognized compensation costs related to non-vested share-based compensation arrangements.

Warrants

On December 16, 2015, the Company issued 38,800 stock warrants with an exercise price of $8.00 per share to a consultant for services rendered. These warrants have a term of 10 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $144,724 which have been fully recognized as expense for the nine months ended April 30, 2015.

On March 19, 2015, the Company issued 45,000 stock warrants with an exercise price of $10.00 per share to a consultant for services rendered. These warrants have a term of 10 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $264,588 which have been fully recognized as expense for the nine months ended April 30, 2015.

Warrant activity for quarter ended April 30, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	1,254,752	20.00	4.33	$-
Issued	83,800	9.07	-	-
Exercised	-		-	-
Outstanding at April 30, 2015	1,338,552	19.53	3.80	$-
Exercisable at April 30, 2015	613,552	24.88	5.14	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three months and nine months ended April 30, 2015 and 2014 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

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

Currently, Lightlake is primarily focused on: (i) progressing a treatment to reverse opioid overdoses, (ii) developing a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, and (iii) developing a treatment for patients with Bulimia Nervosa, which is a condition estimated to be affecting five million people in the United States at this time.

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

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to co-develop a treatment for the reversal of opioid overdoses. Under the terms of the agreement, the DPMCDA of NIDA agreed to sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA planned to file an investigational new drug application (“IND”) for a final larger study. The goal of the collaboration has been to establish a clinical development plan and regulatory pathway that would potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively reverses opioid overdoses.

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

On May 15, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product.

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the FDA or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock at a rate of 0.1 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the Net Profit as related to the Company’s treatment to reverse opioid overdoses.

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

On December 15, 2014, Lightlake and Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company, entered into a license agreement (the “Adapt Agreement”). Pursuant to the agreement Adapt has received from the Company a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment to Adapt, the Company could receive potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties.

On February 17, 2015, Lightlake announced that Adapt received Fast Track designation by the FDA.

On April 22, 2015, Lightlake announced that Adapt successfully completed a clinical study of intranasal naloxone. The pharmacokinetic study compared intranasal naloxone with an injectable formulation of naloxone. The study met its objectives and demonstrated the intranasal formulation of naloxone delivered the targeted naloxone dose as expected.

On June 3, 2015, Lightlake announced that Adapt commenced a rolling submission of a New Drug Application (“NDA”) to the FDA for a nasal spray formulation of naloxone, a drug intended to treat opioid overdose. A rolling submission allows completed portions of the NDA to be submitted and reviewed by the FDA on an ongoing basis.

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

Results of Operations

The following compares Lightlake’s operations for the three months ended April 30, 2015 to the same period at April 30, 2014.

Revenues

Lightlake had $120,000 of revenue during the three months ended April 30, 2015. This revenue is derived from the Adapt Agreement. The Company had no revenue during the three months ended April 30, 2014 and had generated no revenue from inception through April 30, 2014 as the Company was devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $1,863,512 and $494,455 for the three months ended April 30, 2015 and 2014, respectively. The increase in expenses as compared to the same period in the prior year was primarily due to an increase of $997,548 of stock-based compensation during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014.

Research and Development Expenses

Lightlake spent $96,906 and $52,486 during the three months ended April 30, 2015 and 2014, respectively. The year over year increase was primarily due to increased spending on research and development of the Company’s treatments.

Interest Expense

During the three months ended April 30, 2015, interest expense decreased to a recovery of $4,102 at April 30, 2015 as compared to interest expense of $7,254 at April 30, 2014. This was due to an over accrual in the prior period.

Net Loss

The comparable net loss for the three months ended April 30, 2015 was $1,850,695 as compared to the net loss of $554,195 for the three months ended April 30, 2014. This increased net loss was due primarily to the increase in general and administrative expenses and research and development expenses.

The following compares Lightlake’s operations for the nine months ended April 30, 2015 to the same period at April 30, 2014.

Revenues

Lightlake had $680,000 of revenue during the nine months ended April 30, 2015. This revenue is derived from the Adapt Agreement. The Company had no revenue during the nine months ended April 30, 2014 and had generated no revenue from inception through April 30, 2014 as the Company was devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $4,710,134 and $7,035,800 for the nine months ended April 30, 2015 and 2014, respectively. The reduction in expenses as compared to the same period in the prior year was primarily due to a reduction in administrative compensation as the Company recorded $1,626,393 of stock-based compensation during the nine months ended April 30, 2015 as compared to $5,876,190 during the nine months ended April 30, 2014.

Research and Development Expenses

Lightlake spent $1,340,754 and $141,882 during the nine months ended April 30, 2015 and 2014, respectively. The year over year increase is primarily due to increased spending on research and development of the Company’s opioid overdose reversal treatment.

Interest Expense

During the nine months ended April 30, 2015, interest expense decreased to $23,480 compared to $139,043 during the nine months ended April 30, 2014. This decrease was due to a reduction in obligations connected to outstanding debt.

Net Loss

The comparable net loss for the nine months ended April 30, 2015 was $5,401,646 as compared to the net loss of $7,323,141 for the nine months ended April 30, 2014. This reduction of net loss was due primarily to a reduction in operating expenses, including a reduction in officers’ compensation.

Liquidity and Capital Resources

Lightlake’s cash position of $1,399,229 at April 30, 2015 is not sufficient to meet the Company’s obligations for the next twelve-month period. As a result, the Company will need to generate sufficient revenues and/or seek additional funding. The Company currently does not have a specific plan of how the Company will obtain such funding; however, the Company anticipates that if revenues are not sufficient then additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. At this time, the Company cannot provide investors with any assurance that the Company will be able to obtain sufficient funding or generate sufficient revenues to meet the Company’s obligations over the next twelve months. The Company does not have any arrangements in place for any future financing and may seek to obtain additional short-term loans from its officers and directors to meet its short-term funding needs.

However, during the nine months ended April 30, 2015, Lightlake received $4,388,530 in funding in exchange for interests in the Company’s opioid overdose reversal and binge eating disorder treatments. This investment increased the cash position of the Company. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan unless sufficient revenues are generated.

The financial position of Lightlake at April 30, 2015 and at July 31, 2014 showed an increase of $1,110,332 in assets at July 31, 2014 of $300,657 to $1,410,989. This was due to an increase in the Company’s cash position of $1,084,459, which was due to the Company receiving funding of its operations. The liabilities increased from $3,378,725 at July 31, 2014 to $8,264,310 at April 30, 2015. Included in this increase is the accrual of officer salaries of $841,613 and an increase in the investment in the Company’s opioid overdose reversal and binge eating disorder treatments of $4,388,530 in exchange for interests. This increase was offset by a decrease in accounts payable and accrued liabilities of $124,558 and a decrease in due to related parties of $220,000.

Going Concern

Lightlake has not attained profitable operations and is dependent upon obtaining financing and revenues to pursue additional clinical trials with respect to Binge Eating Disorder and to develop the other parts of the Company’s pipeline. In their report on the Company’s financial statements at April 30, 2015 and July 31, 2014, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray, which study commenced in December 2014. On December 15, 2014, the Company and Adapt entered into a license agreement. On April 22, 2015, the Company announced that Adapt successfully completed this clinical study. The goal is to establish a clinical development plan and regulatory pathway that will potentially result in FDA approval and commercialization of this treatment.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of April 30, 2015 and July 31, 2014.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2015, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There has not been a material change in our risk factors since March 17, 2015 when we filed our Quarterly Report on Form 10-Q for the period ended January 31, 2015.

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

In March 2015, the Company issued a total of 20,900 shares to two companies and a consultant for services rendered. The shares have a fair value of $141,130 based on the stock prices at issuance dates.

In April 2015, the Company issued 1,232 shares to a consultant for services rendered. The shares have a fair value of $8,994 based on the stock prices at issuance dates.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.1+	License Agreement between Lightlake Therapeutics Inc. and Adapt Pharma Operations Limited, dated as of December 15, 2014.

10.2+	Material Transfer, Option and Research License Agreement between Lightlake Therapeutics Inc. and Aegis Therapeutics, LLC, dated as of December 1, 2014, as amended December 16, 2014.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission. Lightlake is again attaching Exhibits 10.1 and 10.2 to this Report, because, after receiving comments from the SEC Staff regarding the confidential treatment application filed in March in connection with the Exhibits filed with the Quarterly Report on Form 10-Q for the period ended January 31, 2015 (the “March 10-Q”), there have been changes in the amount of materials omitted.

In addition, Lightlake is disclosing that it mistakenly included the title pages of the schedules to Exhibit 10.1 in the March 10-Q. These schedules are not part of the confidential treatment application. Rather, they are being omitted because Lightlake believes that they do not contain information material to an outside investor’s investment decision.

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTLAKE THERAPEUTICS INC.

Date: June 12, 2015	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: June 12, 2015	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

