Form 10-K
period 2015-07-31
Lightlake Therapeutics Inc.
filed 2015-10-26
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Registrant’s telephone number:

(212) 829-5546

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (1,713,629) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 30, 2015 ($3.58), was $6,134,791.82.

As of October 20, 2015, the registrant had 1,871,791 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

Our Company

Lightlake Therapeutics Inc. (“Lightlake” or the “Company”) is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company’s fiscal year end is July 31. The Company’s strategy is to develop treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has been developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). The Company also is developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder.

In December 2014, Lightlake effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares as of December 29, 2015. Unless otherwise noted, all shares amounts listed in this Report been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock splits occurred prior to the issuance of such shares.

Lightlake has been focused on developing: (i) a treatment to reverse opioid overdoses, (ii) a treatment for overweight and obese patients with Binge Eating Disorder, which is thought to be the most common eating disorder in the United States today, and (iii) a treatment for Cocaine Use Disorder.

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

On April 24, 2013, Lightlake announced that it had signed a collaboration agreement with the Division of Pharmacotherapies and Medical Consequences of Drug Abuse (“DPMCDA”) of NIDA, part of the NIH, to co-develop a treatment for the reversal of opioid overdoses. Under the terms of the agreement, the DPMCDA of NIDA agreed to sponsor a Phase I clinical study designed to evaluate the pharmacokinetic properties of the Company’s product candidate in 14 healthy volunteer subjects. Assuming successful completion of this study, NIDA planned to file an investigational new drug application (“IND”) for a final larger study. The goal of the collaboration was to establish a clinical development plan and regulatory pathway that would potentially result in FDA approval and commercialization of a new pharmaceutical treatment that effectively reverses opioid overdoses.

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the net profit as related to the Company’s treatment to reverse opioid overdoses.

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

On December 15, 2014, Lightlake and Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company, entered into a license agreement (the “Adapt Agreement”). Pursuant to the agreement Adapt has received from the Company a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment to Adapt, the Company could receive potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties. The Adapt Agreement provided for an upfront and nonrefundable payment of $500,000, and monthly payments for up to one year for participation in joint development committee calls and the production and submission of an initial development plan. The Adapt Agreement also required the Company to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement.

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

On July 29, 2015, Lightlake announced that Adapt has submitted a NDA to the FDA for Narcan® (naloxone) Nasal Spray, an investigational drug intended to treat opioid overdose.

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

Lightlake considers naloxone an optimal opioid antagonist to address Binge Eating Disorder as naloxone remains in the brain for two hours, which is the duration of a typical binge. Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone works to selectively remove only unhealthy eating responses. Moreover, the Company believes that its treatment is well-suited for treating Binge Eating Disorder as it is unlikely to be used in a truly chronic manner. The Company expects that patients will only administer the treatment when they have the urge to binge eat, and the Company expects that they will require less of the spray over time as they regain control of their eating habits.

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

On September 17, 2014, Lightlake entered into an agreement and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

On July 20, 2015, Lightlake entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 0.5% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 25,000 shares of common stock in lieu of the 0.5% interest in the product.

Lightlake now aims to collaborate with other parties to progress its drug development program for Binge Eating Disorder.

Cocaine Use Disorder

Lightlake is developing a treatment for Cocaine Use Disorder (CocUD). There are approximately 1.5 million current cocaine users in the U.S., as reported by The Substance Abuse and Mental Health Services Administration (SAMHSA).

Cocaine is often used in a binge pattern. Taking the drug repeatedly within a relatively short period of time, at increasingly higher doses, can easily lead to addiction, a chronic relapsing disease caused by changes in the brain and characterized by uncontrollable drug-seeking no matter the consequences. Cocaine is a strong central nervous system stimulant that increases levels of the neurotransmitter dopamine in brain circuits regulating pleasure and movement, with the opioidergic system strongly linked to the dopamine reward circuitry.

Any route of administration can lead to absorption of toxic amounts of cocaine. Most seriously, in the short-term cocaine users can suffer from heart attacks, strokes, and convulsions, which can result in sudden death. Repeated use of cocaine can lead to long-term harmful changes in the brain and other parts of the body, including decreases in appetite, weight loss, and malnourishment. Snorting cocaine can lead to loss of sense of smell and difficulty in swallowing, ingesting cocaine can cause severe bowel gangrene due to reduced blood flow, and injecting cocaine can lead to puncture marks called “tracks” and possible allergic reactions. Cocaine users are also at high risk of contracting HIV and viral hepatitis from sharing contaminated needles and engaging in risky sexual behaviors.

The extraordinary cost of cocaine addiction, financially, medically and socially, is directly related to the stubborn clinical problem of relapse. Relapse rates have remained discouragingly high for decades: up to 80% of addicted individuals relapse within six months of treatment. Finding effective interventions, psychosocial or pharmacologic, has proven difficult. However, important advances in clinical neuroscience of addiction have put this goal within reach.

Lightlake has planned a study to help progress a potential treatment for Cocaine Use Disorder.

General Information

Lightlake was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company’s fiscal year end is July 31 and the Company is a Development Stage Company. The Company is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders.

During the fiscal year ended July 31, 2015, Lightlake carried out operations to utilize the patent and patent applications, including European Patent EP1681057B1 and US Patent Application 11/031,534, which were acquired on August 24, 2009 from Dr. David Sinclair.  The Company has successfully commenced and completed a Phase II Binge Eating Disorder trial. The Company also has collaborated with NIDA, part of the NIH, with respect to developing a treatment to reverse opioid overdoses.

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

Lightlake has not attained profitable operations and is dependent upon generating sufficient revenues and/or obtaining sufficient financing. The Company anticipates if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s Common Stock and/or in the form of financing from the sale of interests in the Company’s prospective products. However, the Company may not be able to generate sufficient revenues or raise sufficient funding to fund the Company’s operations.

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

Employees

As of July 31, 2015, Lightlake has four employees. In addition, the Company has numerous outside consultants that are not on the Company’s payroll.

ITEM 1A.  RISK FACTORS

Lightlake has generated limited revenue to date and expects to incur significant operating losses for the foreseeable future.

Lightlake was incorporated on June 21, 2005. The Company operates as a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders. The Company has generated limited revenues from inception through the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential problems include, but are not limited to, unanticipated problems relating to the clinical trials, changes in the regulatory and competitive landscape, and additional costs and expenses that may exceed current budget estimates for the completion of the trials. Prior to completion of any Phase III clinical trials with respect to treating obesity and eating disorders, the Company anticipates that the Company will incur increased operating expenses. The Company expects to incur significant losses into the foreseeable future. The Company recognizes that if the Company is unable to generate funding or sufficient revenues, the Company will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. If the Company is unsuccessful in addressing these risks, then the Company will most likely fail.

Lightlake may not succeed in completing the development of its products, commercializing its products, and generating significant revenues.

Since commencing operations, Lightlake has focused on the research and development of using naloxone to: (i) reverse opioid overdoses, (ii) treat overweight and obese patients with Binge Eating Disorder; and (iii) treat Cocaine Use Disorder. The Company’s products have generated limited revenues. The Company’s ability to generate significant revenues and achieve profitability depends on the Company’s ability to successfully complete the development of its products, obtain market approval, and generate significant revenues. On December 15, 2014, the Company and Adapt entered into the Adapt Agreement that provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. The loss for any reason of Adapt as a key partner could have a significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize the Company’s products as planned and the Company may experience delays in or suspension of the Company’s marketing launch of the Company’s products.

The future success of Lightlake’s business cannot be determined at this time, and the Company does not anticipate generating revenues from product sales for the foreseeable future. Notwithstanding the foregoing, the Company expects to generate revenues from the treatment using naloxone to reverse opioid overdoses, for which the Company is dependent on many factors, including the performance of the Company’s licensing partner Adapt. In addition, the Company has no experience in commercializing its treatments on its own and faces a number of challenges with respect to its commercialization efforts, including, among others, that:

•	the Company may not have adequate financial or other resources to complete the development of its products;

•	the Company may not be able to manufacture its products in commercial quantities, at an adequate quality, or at an acceptable cost;

•	the Company may not be able to establish adequate sales, marketing, and distribution channels;

•	healthcare professionals and patients may not accept the Company’s treatments;

•      the Company may not be aware of possible complications from the continued use of its products since the Company has limited clinical experience with respect to the actual use of its products;

•      technological breakthroughs in reversing opioid overdoses, treating overweight and obese patients with Binge Eating Disorder, and treating Cocaine Use Disorder may reduce the demand for the Company’s products;

•      changes in the market for reversing opioid overdoses, treating overweight and obese patients with Binge Eating Disorder, and treating Cocaine Use Disorder, new alliances between existing market participants, and the entrance of new market participants may interfere with the Company’s market penetration efforts;

•      third-party payors may not agree to reimburse patients for any or all of the purchase price of the Company’s products, which may adversely affect patients’ willingness to purchase the Company’s products;

•	uncertainty as to market demand may result in inefficient pricing of the Company’s products;

•	the Company may face third-party claims of intellectual property infringement;

•      the Company may fail to obtain or maintain regulatory approvals for its products in the Company’s target markets or may face adverse regulatory or legal actions relating to its products even if regulatory approval is obtained; and

•      the Company is dependent upon the results of clinical studies relating to its products and the products of its competitors.

If Lightlake is unable to meet any one or more of these challenges successfully, the Company’s ability to effectively commercialize its products could be limited, which in turn could have a material adverse effect on its business, financial condition, and results of operations.

Given Lightlake’s limited revenue and cash flow, the Company may need to raise additional capital, which may be unavailable to the Company or, even if consummated, may cause dilution or place significant restrictions on the Company’s ability to operate.

Since Lightlake may be unable to generate sufficient revenue or cash flow to fund its operations for the foreseeable future, the Company may need to seek additional equity or debt financing to provide the capital required to maintain or expand its operations. The Company may also need additional funding to continue the development of its products, increase its sales and marketing capabilities, promote brand identity, or develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes.

Lightlake does not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that the Company will be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its operations and financial condition may be materially adversely affected. The Company’s inability to fund its business could thus lead to the loss of your investment.

If Lightlake raises additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of the Company’s existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. The Company may also issue equity securities and/or equity-linked securities that provide for rights, preferences, and privileges senior to those of its Common Stock. Given the Company’s need for cash and that equity and equity-linked issuances are very common types of fundraising for companies like the Company, the risk of dilution is particularly significant for stockholders of the Company.

Debt financing, if obtained, may involve agreements that include liens on Lightlake’s assets and covenants limiting or restricting the Company’s ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of the Company’s operating results.

If Lightlake raises additional funds through collaborations and licensing arrangements, the Company may be required to relinquish some rights to its products, or to grant licenses on terms that are not favorable to the Company.

Lightlake has no experience as a company in obtaining regulatory approval for, or commercializing, any product candidate.

As a company, Lightlake has never obtained regulatory approval for, or commercialized, any product candidate. It is possible that the FDA may conclude after review of the Company’s data from clinical studies that the data is insufficient to obtain regulatory approval. The FDA may also conclude that the Company has not met the requirements to obtain regulatory approval for its treatments. If the FDA does not accept or approve the Company’s treatments, it may require that the Company conduct additional clinical, preclinical, or manufacturing validation studies, which may be costly, and submit that data before it will reconsider the Company’s application. Depending on the extent of these or any other FDA required studies, approval of any NDA or other application that the Company submits may be significantly delayed, possibly for several years, or may require the Company to expend more resources than it has available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent the Company from commercializing its products, generating significant revenues in the case of the Company’s treatment using naloxone to reverse opioid overdoses, or generating any revenues at all in the case of the Company’s other treatments, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA the Company submits. The Company faces similar risks for any approval in a foreign jurisdiction.

Lightlake’s current and future operations substantially depend on the Company’s management team and the Company’s ability to hire other key personnel, the loss of any of whom could disrupt the Company’s business operations.

Lightlake’s business depends and will continue to depend in substantial part on the continued service of Dr. Roger Crystal and Kevin Pollack. The loss of the services of either of these individuals would significantly impede implementation and execution of the Company’s business strategy and may result in the failure to reach its goals. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management.

In addition, although Dr. Crystal devotes 35 hours per week to his work for Lightlake, he has a job as part of the management team, albeit not as an executive officer, of a private company to which he also devotes 35 hours per week. Dr. Crystal will abide by the doctrine of corporate opportunity, and will only take for himself a business opportunity if: (1) the opportunity is offered to Dr. Crystal in his individual capacity and not in his capacity as an officer and director of the Company; (2) the opportunity is not essential to the Company; (3) the Company has no interest or expectancy with regard to the opportunity; and (4) Dr. Crystal has not employed the resources of the Company in pursuing or exploiting the opportunity.

Lightlake’s future viability and ability to achieve sales and profits will also depend on the Company’s ability to attract, train, retain, and motivate highly qualified personnel in the diverse areas required for continuing its operations. There is a risk that the Company will be unable to attract, train, retain, or motivate qualified personnel, both near term or in the future, and the Company’s failure to do so may severely damage its prospects.

Lightlake’s independent auditor has issued an audit opinion for the Company which includes a statement describing the Company’s going concern status. The Company’s financial status creates a doubt whether the Company will continue as a going concern.

Based on Lightlake’s financial history since inception, the Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has generated limited revenue to date.

Lightlake’s products may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit sales of the product.

Unforeseen side effects from Lightlake’s products could arise either during clinical development or, if approved, after the Company’s products has been marketed. This could cause regulatory approvals for, or market acceptance of, the Company’s products harder and more costly to obtain.

To date, no serious adverse events have been attributed to Lightlake’s products. The results of the Company’s planned or any future clinical trials may show that the Company’s products causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings.

If Lightlake’s products receive marketing approval and the Company or others later identify undesirable or unacceptable side effects caused by the use of the Company’s products:

• regulatory authorities may withdraw their approval of the products, which would force the Company to remove its products from the market;

• regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians, pharmacies, and others;

• the Company may be required to change instructions regarding the way the products are administered, conduct additional clinical trials, or change the labeling of the products;

• the Company may be subject to limitations on how it may promote the products;

• sales of the products may decrease significantly;

• the Company may be subject to litigation or product liability claims; and

• the Company’s reputation may suffer.

Any of these events could prevent Lightlake or its potential future collaborators from achieving or maintaining market acceptance of the Company’s products or could substantially increase commercialization costs and expenses, which in turn could delay or prevent the Company from generating significant revenues from the sale of its products.

Lightlake currently has no marketing and sales organization and has no experience as a company in marketing pharmaceutical products. If the Company is unable to establish its own marketing and sales capabilities, or enter into agreements with third parties, to market and sell its products after they are approved, the Company may not be able to generate product revenues.

Lightlake does not have a sales organization for the marketing, sales, and distribution of any pharmaceutical products. In order to commercialize the Company’s products or any other product candidate the Company may develop or acquire in the future, the Company must develop these capabilities on its own or make arrangements with third parties for the marketing, sales, and distribution of its products. The establishment and development of the Company’s own sales force would be expensive and time consuming and could delay any product launch, and the Company cannot be certain that it would be able to successfully develop this capability. As a result, the Company may seek one or more licensing partners to handle some or all of the sales and marketing of its products in the U.S. and elsewhere. There also may be certain markets within the U.S. for the Company’s products for which the Company may seek a co-promotion arrangement. However, the Company may not be able to enter into arrangements with third parties to sell its products on favorable terms or at all. In the event the Company is unable to develop its own marketing and sales force or collaborate with a third-party marketing and sales organization, the Company would not be able to commercialize its products or any other product candidates that it develops, which would negatively impact its ability to generate product revenues. Furthermore, whether the Company commercializes products on its own or relies on a third party to do so, the Company’s ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent the Company relies on third parties to commercialize its approved products, the Company would likely receive less revenues than if the Company commercialized these products itself.

Lightlake relies heavily on the Adapt Agreement and Adapt to develop and commercialize its intranasal naloxone opioid overdose reversal treatment.

On December 15, 2014, Lightlake and Adapt entered into the Adapt Agreement that provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. The Company may be unable to establish or maintain this relationship on a commercially reasonable basis, if at all. In addition, Adapt may have similar or more established relationships with the Company’s competitors or larger customers. Moreover, the loss for any reason of Adapt as a key partner could have a significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize its products as planned and it may experience delays in or suspension of its marketing launch of its products. The same could apply to other product candidates the Company may develop or acquire in the future. The Company’s dependence upon third parties may adversely affect the Company’s ability to generate profits or acceptable profit margins and the Company’s ability to develop and deliver such products on a timely and competitive basis.

Lightlake is exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon the Company, should lawsuits be filed against the Company.

Lightlake’s business exposes the Company to potential product liability and other liability risks that are inherent in the testing, manufacturing, and marketing of pharmaceutical formulations and products. The Company expects that such claims are likely to be asserted against it at some point. In addition, the use in the Company’s clinical trials of pharmaceutical formulations and products and the subsequent sale of these formulations or products by the Company or its potential collaborators may cause the Company to bear a portion of or all product liability risks. The Company currently does not have adequate insurance coverage relating to personal injury, product liability, medical expenses, and office premises. However, any claim under any existing insurance policies or future insurance policies may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability the Company may actually face. Therefore, a successful liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition, and results of operations.

Risks Related to Lightlake’s Common Stock

The trading in Lightlake’s shares is regulated by Securities and Exchange Commission rule 15g-9 which established the definition of a “penny stock.”

Although Lightlake’s shares are currently traded at a price higher than $5.00, the Company’s shares have frequently traded in the past at a price lower than $5.00. If the Company’s share price goes below $5.00, the shares will be defined as a “Penny Stock” under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and rules of the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s securities, which could severely limit the market price and liquidity of the Company’s securities. These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell Company’s common stock.

Lightlake will incur ongoing costs and expenses for SEC reporting and compliance. Without sufficient revenue the Company may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Lightlake’s shares are quoted on the OTCQB Market under the symbol “LLTP.” To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for the Company to remain in compliance the Company will require cash to cover the cost of these filings, which could comprise a substantial portion of the Company’s available cash resources. If the Company is unable to remain in compliance it may be difficult for the Company’s stockholders to resell any shares, if at all.

Lightlake does not anticipate declaring any cash dividends on its Common Stock.

Lightlake currently intends to retain any future earnings for use in the operation and expansion of its business. Accordingly, the Company does not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate.

As an “emerging growth company” under applicable law, Lightlake is subject to lessened disclosure requirements, which could leave its stockholders without information or rights available to stockholders of more mature companies.

For as long as Lightlake remains an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which is referred to herein as the JOBS Act), the Company has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

• not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

• taking advantage of an extension of time to comply with new or revised financial accounting standards;

• reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and

• exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Lightlake expects to take advantage of these reporting exemptions until it is no longer an “emerging growth company.” Because of these lessened regulatory requirements, the Company’s stockholders would be left without information or rights available to stockholders of more mature companies.

Because Lightlake has elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” its financial statements may not be comparable to companies that comply with public company effective dates.

Lightlake has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing the Company’s business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of the Company’s Common Stock.

Lightlake will incur ongoing costs and expenses for SEC reporting and compliance. Without significant revenue the Company may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

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

Item 2.  Properties.

Lightlake does not currently own any physical property. The Company leases space on the 9th Floor of 445 Park Avenue, New York, NY 10022 for approximately $600 per month. The lease expires on January 31, 2016. Lightlake currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

Item 3.  Legal Proceedings.

Lightlake is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s common stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

	High	Low
Fiscal Year 2014
First quarter ended October 31, 2013	$11.29	$2.80
Second quarter ended January 31, 2014	$7.00	$3.30
Third quarter ended April 30, 2014	$6.00	$3.10
Fourth quarter ended July 31, 2014	$6.10	$1.97

Fiscal Year 2015
First quarter ended October 31, 2014	$6.10	$3.20
Second quarter ended January 31, 2015	$6.00	$3.16
Third quarter ended April 30, 2015	$10.99	$3.43
Fourth quarter ended July 31, 2015	$8.10	$6.09

Approximate Number of Equity Security Holders

As of October 20, 2015, there were approximately 100 stockholders of record. Because shares of Lightlake’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities

Stock Options

On August 2, 2014, Lightlake granted 30,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $173,999 which have been fully recognized as expense for the year ended July 31, 2015.

On November 12, 2014, Lightlake granted 30,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over 3 years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $188,825, of which $103,951 has been fully recognized as expense for the year ended July 31, 2015.

On November 12, 2014, Lightlake granted 20,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over three years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $127,150, of which $67,984 has been fully recognized as expense for the year ended July 31, 2015.

On January 9, 2015, Lightlake granted 15,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $65,163 which have been fully recognized as expense for the year ended July 31, 2015.

On January 25, 2015, Lightlake granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $36,169 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, Lightlake granted 48,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $282,227 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, Lightlake granted 32,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $186,655 which have been fully recognized as expense for the year ended July 31, 2015.

On July 15, 2015, Lightlake granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 3 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $55,043 which have been fully recognized as expense for the year ended July 31, 2015.

On December 16, 2014, Lightlake issued 38,800 stock warrants with an exercise price of $8.00 per share to a consultant for services rendered. These warrants have a term of 10 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $144,724 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, Lightlake issued 45,000 stock warrants with an exercise price of $10.00 per share to a consultant for services rendered. These warrants have a term of 5 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $264,588 which have been fully recognized as expense for the year ended July 31, 2015.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended July 31, 2015 and 2014 and should be read in conjunction with Lightlake’s financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Results of Operations

Lightlake had $1,550,000 of revenue  during the year ended July 31, 2015. The Company recognized $800,000 of revenue derived from the Adapt Agreement. The Company also recognized $750,000 from investments in treatments that were classified as deferred revenue as of July 31, 2014. Lightlake did not have any revenues during the year ended July 31, 2014 and had generated no revenue from inception through July 31, 2014 as the Company was devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.

General and Administrative Expenses

Lightlake’s general and administrative expenses were incurred in the amounts of $6,034,520 and $10,838,760 for the years ended July 31, 2015 and 2014, respectively. The difference in the year over year change of $4,804,240 was primarily due to a reduction in administrative compensation as the Company recorded $1,729,216 of stock-based compensation during the year ended July 31, 2015 as compared to $9,003,582 during the year ended July 31, 2014. This was partially offset by increases in professional fees, consulting costs, and non-stock based officer’s compensation.

Research and Development

Lightlake spent $2,414,973 and $464,609 during the years ended July 31, 2015 and 2014, respectively. The year over year increase is primarily due to increased spending on research and development of the Company’s opioid overdose reversal treatment.

Interest Expense

During the years ended July 31, 2015 and 2014, Lightlake’s interest expense decreased from $160,303 to $28,232. This decrease was due to a reduction in obligations connected to outstanding debt.

Net Loss

The comparable net loss for the year ended July 31, 2015, as compared to the net loss for the year ended July 31, 2014 was $7,037,873 and $11,482,818, respectively. This reduction of net loss was due primarily to a reduction in operating expenses and stock-based compensation, partially offset by an increase in research and development expenses.

Lightlake has not attained profitable operations and is dependent upon generating sufficient revenues and/or obtaining financing to pursue its objectives and further certain planned initiatives. In their report on the Company’s financial statements at July 31, 2015 and July 31, 2014, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Lightlake’s cash balance at July 31, 2015, was $434,217 together with $8,874,520 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance will not be sufficient to fund the Company’s operations for the next twelve months. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to the terms of the Adapt Agreement.

During the year ended July 31, 2015, Lightlake received $4,638,530 in funding in exchange for interests in the Company’s opioid overdose reversal treatment and Binge Eating Disorder treatments. This investment increased the cash position of the Company. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan unless sufficient revenues are generated. During the year ended July 31, 2014, the Company received funding amounting to $661,470. Additionally, during the year ended July 31, 2014, the Company received a commitment for $3,000,000 of investment.

At this time, Lightlake cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its common stock and/or the sale of interests in the Company’s prospective products to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2015 other than obligations with respect to the Adapt Agreement.

The financial position of Lightlake at the year ended July 31, 2015 showed an increase in assets from July 31, 2014 of $300,657 to $487,795, respectively. This was due primarily to an increase in the Company’s cash position, which was the due to revenues and an increase in funding during the year. The liabilities at July 31, 2015 increased to $8,874,520 from $3,378,725 at July 31, 2014. This increase was partially the result of an increase in Company’s investment into its opioid overdose reversal treatment program and Binge Eating Disorder treatments of $3,888,530 and an increase in the accrued officers’ salaries of $1,712,409.

Going Concern

Lightlake’s independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Lightlake has incurred significant losses, a working capital deficit as of July 31, 2015 of $3,107,160 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

 Plan Of Operation

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

Lightlake has been focused on establishing a clinical development plan and regulatory pathway that could potentially result in FDA approval and commercialization of the Company’s opioid overdose reversal treatment. On December 4, 2014, Lightlake announced that the Company has begun a trial designed to evaluate its intranasal naloxone application for opioid overdose. The trial was conducted in partnership with NIDA. On December 15, 2014, Lightlake and Adapt entered into the Adapt Agreement. Pursuant to the agreement Adapt has received from the Company a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment to Adapt, the Company could receive potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties. On February 17, 2015, Lightlake announced that Adapt received Fast Track designation by the FDA. On April 22, 2015, Lightlake announced that Adapt successfully completed a clinical study of intranasal naloxone. On June 3, 2015, Lightlake announced that Adapt commenced a rolling submission of a NDA to the FDA for a nasal spray formulation of naloxone, a drug intended to treat opioid overdose. On July 29, 2015, Lightlake announced that Adapt has submitted a NDA to the FDA for Narcan® (naloxone) Nasal Spray, an investigational drug intended to treat opioid overdose.

Lightlake also aims to collaborate with other parties to progress the Company’s drug development program for Binge Eating Disorder.

Lightlake also has planned a study to help progress a potential treatment for Cocaine Use Disorder.

At this time, Lightlake cannot provide investors with any assurance that the Company will be able to generate sufficient revenues and/or obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company anticipates that if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. The Company does not have any arrangements in place for any future funding. The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2015.

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

Revenue Recognition

We recognize revenues from nonrefundable, up-front license fees related to collaboration agreements, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur or manufacturing services are expected to be provided. When the period of performance is based on the period over which research and/or development is expected to occur, we are required to make estimates regarding drug development and commercialization timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change.

In addition, we evaluate each arrangement to determine whether or not it qualifies as a multiple-deliverable revenue arrangement under ASC 605-25. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the R&D services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining R&D itself, and when the Company has no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

Licensing Agreements

On December 15, 2014, Lightlake entered into the Adapt Agreement with Adapt Pharma Operations Limited. Pursuant to the Adapt Agreement the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company is also to receive a monthly fee for up to one year, for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable has a standalone value and therefore, the payment was recognized as revenue.

Lightlake could also receive additional payments upon reaching various sales and regulatory milestones. In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2015, the Company had contributed $2,341,419 of which $204,908 is unpaid and reported in accounts payable and accrued liabilities in the balance sheets.

Lightlake recognizes revenue for fees related to participation in the initial development plan and joint development committee calls as revenue once the fee is received and the Company has performed the required services for the period.

Treatment Investments

With respect to investments in interests in Lightlake’s treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 605.In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of July 31, 2015 and 2014.

Recent Accounting Pronouncements

Lightlake has reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, the Company’s Annual Report, filed on Form 10-K for the period ended July 31, 2015.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Lightlake is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements.

Lightlake Therapeutics Inc.

Index to Financial Statements

July 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lightlake Therapeutics Inc.

We have audited the accompanying balance sheets of Lightlake Therapeutics Inc. as of July 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightlake Therapeutics Inc. as of July 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
October 26, 2015

Lightlake Therapeutics Inc.

Balance Sheets

As of July 31, 2015 and 2014

	July 31,	July 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$434,217	$254,770
Prepaid insurance	33,143	24,079
Total current assets	467,360	278,849

Other assets
Patents and patent applications (net of accumulated amortization of $7,015 at July 31, 2015 and $5,642 at July 31, 2014)	20,435	21,808

Total assets	$487,795	$300,657

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$315,460	$200,604
Accrued salaries and wages	3,129,060	1,416,651
Due to related parties	130,000	350,000
Total current liabilities	3,574,520	1,967,255

Deferred revenue	5,300,000	1,411,470
Total liabilities	8,874,520	3,378,725

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized;
1,841,866 shares issued and outstanding at July 31, 2015 and 1,782,073 shares issued and outstanding at July 31, 2014	1,842	1,782
Additional paid-in capital	44,982,519	43,253,363
Accumulated deficit	(53,371,086)	(46,333,213)
Total stockholders' deficit	(8,386,725)	(3,078,068)
Total liabilities and stockholders' deficit	$487,795	$300,657

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statements of Operations

For the years ended July 31, 2015 and 2014

	For the
	Year Ended
	July 31,
	2015	2014

Revenue	$1,550,000	$-

Operating expenses
General and administrative	6,034,520	10,838,760
Research and development	2,414,973	464,609
Total operating expenses	8,449,493	11,303,369

Loss from operations	(6,899,493)	(11,303,369)

Other income (expense)
Interest expense	(28,232)	(160,303)
Change in derivative	-	(27,067)
Loss on foreign exchange	(110,148)	(12,730)
Gain on debt settlement/forgiveness	-	20,651
Total other income (expense)	(138,380)	(179,449)

Loss before provision for income taxes	(7,037,873)	(11,482,818)

Provision for income taxes	-	-

Net loss	$(7,037,873)	$(11,482,818)

Loss per common share:
Basic and diluted	$(3.88)	$(6.57)
Weighted average common shares outstanding
Basic and diluted	1,813,069	1,747,881

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statements of Stockholders' Deficit

For the years ended July 31, 2015 and 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2013	1,647,001	$1,647	$33,858,732	$(34,850,395)	(990,016)

Derivative liability	-	-	(337,413)	-	(337,413)

Settlement of derivative liability	-	-	506,574	-	506,574

Conversion of convertible note to common stock	3,333	3	8,053	-	8,056

Stock issued for services	41,867	42	213,925	-	213,967

Stock issued due to exercise of warrants	89,872	90	(90)	-	-

Stock based compensation from issuance of stock options	-	-	8,283,582	-	8,283,582

Stock based compensation from issuance of warrants	-	-	720,000	-	720,000

Net loss	-	-	-	(11,482,818)	(11,482,818)

Balance at July 31, 2014	1,782,073	$1,782	$43,253,363	$(46,333,213)	$(3,078,068)

Stock issued for services	59,793	60	311,605	-	311,665

Stock based compensation from issuance of stock options	-	-	1,008,239	-	1,008,239

Stock based compensation from issuance of warrants	-	-	409,312	-	409,312

Net loss	-	-	-	(7,037,873)	(7,037,873)

Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Statements of Cash Flows

For the years ended July 31, 2015 and 2014

	For the
	Year Ended
	July 31,	July 31,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(7,037,873)	$(11,482,818)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,373	1,372
Issuance of common stock for services	311,665	213,967
Stock based compensation from issuance of options	1,008,239	8,283,582
Stock based compensation from issuance of warrants	409,312	720,000
Accreted interest on debt discounts	-	132,428
Gain on debt settlement/forgiveness	-	(20,651)
Change in derivative	-	27,067

Changes in assets and liabilities:
Increase in prepaid insurance	(9,064)	(2,829)
Decrease in deferred revenue	(750,000)	-
Increase in accounts payable	114,856	159,837
Increase in accrued salaries and wages	1,712,409	962,722
Net cash used in operating activities	(4,239,083)	(1,005,323)

Cash flows provided by (used in) financing activities
Payments to related parties on notes payable	(220,000)	-
Investment received in exchange for royalty agreement	4,638,530	661,470
Net cash provided by financing activities	4,418,530	661,470

Net increase (decrease) in cash and cash equivalents	179,447	(343,853)
Cash and cash equivalents, beginning of period	254,770	598,623
Cash and cash equivalents, end of period	$434,217	$254,770

Supplemental disclosure
Interest paid during the period	$-	$-
Taxes paid during the period	$-	$-

Non-Cash Transactions
Conversion of debt to equity	$-	$8,056
Debt discounts attributable to derivative valuation	$-	$132,428
Settlement of derivative liability	$-	$506,574
Cashless exercise of warrants	$-	$8,987
Derivative liability	$-	$337,413

The accompanying notes are an integral part of these financial statements.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

1.	Organization and Basis of Presentation

Lightlake Therapeutics Inc. (“Lightlake”, “we”, “our”, the “Company”) was originally incorporated in the State of Nevada on June 21, 2005. On September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders, including a treatment to reverse opioid overdoses. The Company’s fiscal year end is July 31.

Reverse Stock Split

In December 2014, Lightlake effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 182.7 million shares to approximately 1.827 million shares as of March 12, 2015. Unless otherwise noted, impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include but are not limited to shares of common stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred or common stock authorized resulting from the 1:100 Reverse Stock Split.

2.	Going Concern

The accompanying financial statements have been prepared assuming Lightlake will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses, a working capital deficit as of July 31, 2015 of $3,107,160 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Lightlake prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Lightlake considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $434,217 and $254,770 at July 31, 2015 and 2014, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85,000 by the Financial Services Compensation Scheme (UK Equivalent). The cash balances exceeded these insured amounts during the year.

Long-Lived Assets

Lightlake follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to 7 years). The Company’s capitalizes all asset purchases greater than $500 having a useful life greater than one year.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

Lightlake follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight line method over their estimated useful lives (20 years).

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

Earnings (Loss) per Share

Lightlake follows ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in the Company’s accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Lightlake’s net loss position at the calculation date.

Common stock equivalents have not been included in the calculation of dilutive earnings (loss) per share as the result would be anti-dilutive. At July 31 2015, potentially dilutive common stock equivalents are approximately 4,496,052 (2014 – 3,184,523) which consist of options and warrants.

Research and Development Costs

Lightlake follows ASC 730, Research and Development, and expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

Foreign Currency Translation

Lightlake’s functional and reporting currency is the United States dollar. Occasional transactions may occur in British Pounds and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Stock-Based Compensation

ASC 718 Compensation – Stock Compensation prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

Lightlake accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Lightlake had stock-based compensation of $1,729,216 and $9,217,549 for the years ended July 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and due to related parties. The fair value of Lightlake’s convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

As of July 31, 2015 and 2014 Lightlake did not have any financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

Balance at July 31, 2013	$9,666
Fair value of warrant derivative liabilities at issuance	469,841
Settlement of derivative liability	(506,574)
Unrealized derivative loss included in other expense	27,067
Balance at July 31, 2015 and 2014	$-

The fair value of the derivative liabilities are calculated at inception and Lightlake records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

The derivative warrants were valued using the Black-Scholes option pricing model using the following assumptions:

At settlement dates
Market value of stock on measurement date	$ 0.043-$0.05
Risk-free interest rate	0.77-0.96%
Dividend yield	0%
Volatility factor	169-217%
Term	2.8-3.9 years

Related Parties

Lightlake follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balance as of July 31, 2015 amount to $130,000 (2014 - $350,000), and was comprised of loans to the Company. (See Note 4)

Revenue Recognition

We recognize revenues from nonrefundable, up-front license fees related to collaboration agreements, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur or manufacturing services are expected to be provided. When the period of performance is based on the period over which research and/or development is expected to occur, we are required to make estimates regarding drug development and commercialization timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change.

In addition, we evaluate each arrangement to determine whether or not it qualifies as a multiple-deliverable revenue arrangement under ASC 605-25. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the R&D services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining R&D itself, and when the Company has no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

Licensing Agreement

On December 15, 2014, Lightlake entered into a licensing agreement with Adapt Pharma Operations Limited. Pursuant to the license agreement the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company is also to receive a monthly fee for up to one year, for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable has a standalone value and therefore, the payment was recognized as revenue.

Lightlake could also receive additional payments upon reaching various sales and regulatory milestones. In addition, pursuant to the licensing agreement, the Company is required to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the agreement with Adapt Pharma Operations Limited. At July 31, 2015, the Company had contributed $2,341,419 of which $204,908 is unpaid and reported in accounts payable and accrued liabilities in the balance sheets.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

Lightlake recognizes revenue for fees related to participation in the initial development plan and joint development calls as revenue once the fee is received and the Company has performed the required services for the period.

Treatment Investments

With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of Lightlake, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Recently Issued Accounting Pronouncements

In August 2014, Lightlake elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Lightlake has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions

At July 31, 2015, Lightlake had loans outstanding with its three directors (two of which are officers), in the total amount of $130,000 (July 31, 2014 - $350,000). During the year ended July 31, 2015, $220,000 of the principal amount was repaid. In December 2014, the agreements were amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts.  The loans are unsecured.

5.	Deferred Revenue

On April 16, 2013, Lightlake entered into an agreement and subsequently received funding in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 6.0% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a sixty day option to receive 75,000 shares of common stock in lieu of the 6.0% interest in the product. During the year ended July 31, 2015, the Company recognized $600,000 as revenue because the option to receive the shares of common stock expired unexercised, and the research and development work related to the product was completed as of July 31, 2015.

On May 30, 2013, Lightlake entered into an agreement and subsequently received additional funding totaling $150,000 for the research, development, marketing and commercialization of a product relating to a treatment for opioid addiction. In exchange for this funding, the Company agreed to pay the investor 1.50% of the net profit generated from the product in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a sixty day option to receive 18,750 shares of common stock in lieu of the 1.50% interest in the product. During the year ended July 31, 2015, the Company recognized $150,000 as revenue because the option to receive shares of common stock expired unexercised, and the research and development work related to the product was completed as of July 31, 2015.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

On December 17, 2013, Lightlake entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 0.5% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a sixty day option to receive 31,250 shares of common stock in lieu of the 0.5% interest in the product.

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 6.0 % interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the Net Profit as related to the Company’s treatment to reverse opioid overdoses.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

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

On September 17, 2014, Lightlake entered into an agreement and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s Binge Eating Disorder treatment product and pay the investor 1.0% of the Net Profit generated from this treatment in perpetuity. Net Profit includes the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the U.S. Food and Drug Administration within 36 months, the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

On October 31, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback the interest from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, of the investment amount. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

On July 20, 2015, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.50% interest in the Net Profit as related to the Company’s treatment of binge eating disorder. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.50% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 36 months, the investor will have a 60 day option to receive 25,000 shares of common stock in lieu of the interest in the product.

6.	Stockholders’ Equity

Common Stock

On November 26, 2014, Lightlake amended its articles of incorporation to increase its authorized capital stock from 200,000,000 common shares to 1,000,000,000 common shares.

During the year ended July 31, 2015

In August 2014, Lightlake issued 7,846 shares to consultants for services rendered. The shares have a fair value of $44,723 based on stock prices at issuance dates.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

In December 2014, Lightlake issued 24,015 shares to a company for services rendered. The shares have a fair value of $91,258 based on the stock prices at issuance dates.

In January 2015, Lightlake issued a total of 5,000 shares to two consultants for services rendered. The shares have a fair value of $19,720 based on the stock prices at issuance dates.

In March 2015, Lightlake issued a total of 20,900 shares to two companies and a consultant for services rendered. The shares have a fair value of $141,130 based on the stock prices at issuance dates.

In April 2015, Lightlake issued 1,232 shares to a consultant for services rendered. The shares have a fair value of $8,994 based on the stock prices at issuance dates.

In July, 2015, Lightlake issued 800 shares to a consultant for services rendered. The shares have a fair value of $5,840 based on the stock prices at the date performance by the consultant was complete.

During the year ended July 31, 2014

On August 12, 2013, Lightlake issued 3,750 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,000.

On August 28, 2013, Lightlake issued 5,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $35,000.

On September 18, 2013, Lightlake issued 3,750 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $22,500.

On October 21, 2013, Lightlake issued 2,259 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $9,036.

On October 25, 2013, Lightlake issued 3,346 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $13,382.

On October 31, 2013, Lightlake issued 3,750 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,750.

In November 2013, Lightlake issued 12,500 shares in exchange for services rendered. The shares issued were valued at market and amounted to $66,500.

On December 23, 2013, Lightlake issued 3,750 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $21,750.

On January 23, 2014, Lightlake issued 3,333 shares in settlement of a convertible note payable in the amount of $25,000 and accrued interest of $3,707. This transaction resulted in a gain on the extinguishment of the debt in the amount of $20,651.

On April 7, 2014, Lightlake issued 3,762 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $15,049.

During the year ended July 31, 2014, Lightlake issued 89,872 shares as a result of the cashless exercise of 888,452 warrants.

Stock Options

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

As required by the Stock Compensation Topic, ASC 718, Lightlake measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period. Stock option expense recognized for the years ended July 31, 2015 and 2014 was $1,008,239 and $8,283,582, respectively.

On August 1, 2013, Lightlake granted its executive officers cashless stock options to purchase a total of 375,000 shares of its common stock at exercise prices ranging from $10.00 to $20.00 per share. These options vested immediately and expire in ten years on July 31, 2023. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $1,068,750 which has been fully recognized as expense for the year ended July 31, 2014.

On November 1, 2013, Lightlake granted its executive officers cashless stock options to purchase a total of 225,000 shares of its common stock at exercise prices ranging from $6.00 to $10.00 per share.

These options vested immediately and expire in ten years on October 31, 2023. Lightlake has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $985,500 which has been fully recognized as expense for the year ended July 31, 2014.

On December 31, 2013, Lightlake granted its executive officers cashless stock options to purchase a total of 665,000 shares of its common stock at exercise prices ranging from $6.00 to $10.00 per share. These options vested immediately and expire in ten years on December 30, 2023. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $3,591,000 which has been fully recognized as expense for the year ended July 31, 2014.

On June 15, 2014, Lightlake granted its executive officers and a director cashless stock options to purchase a total of 1,075,000 shares of its common stock at exercise prices ranging from $5.00 to $8.00 per share. These options vest immediately and expire in ten years on June 14, 2024. These options may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of a New Drug Application with the U.S. Food and Drug Administration with respect to the opioid overdose reversal treatment; and (ii) the Expiration Date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $2,580,000 which has been fully recognized as expense for the year ended July 31, 2014.

On June 24, 2014, Lightlake granted 30,000 cashless stock options to an outside consultant to purchase its common stock at an exercise price of $5.00 per share. These options vest immediately and expire in seven years on June 23, 2021. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $69,000 of which $34,500 has been recognized as expense for the year ended July 31, 2014, and $34,500 has been recognized as expense for the year ended July 31, 2015.

On June 11, 2014, Lightlake issued a total of 240,000 warrants with a strike price of $10.00 per share to a consultant in exchange for consulting and other strategic advisory services, including clinical strategy and intellectual property strategy. These warrants expire in ten years on June 10, 2024. Additionally, upon the achievement of certain milestones the consultant will be granted up to an additional 225,400 warrants with strike prices from $12.50 to $25.00 per share.

On August 2, 2014, Lightlake granted 30,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $173,999 which have been fully recognized as expense for the year ended July 31, 2015.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

On November 12, 2014, Lightlake granted 30,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over 3 years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $188,825, of which $103,951 has been fully recognized as expense for the year ended July 31, 2015.

On November 12, 2014, Lightlake granted 20,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over three years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $127,150, of which $67,984 has been fully recognized as expense for the year ended July 31, 2015.

On January 9, 2015, Lightlake granted 15,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $65,163 which have been fully recognized as expense for the year ended July 31, 2015.

On January 25, 2015, Lightlake granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $36,169 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, Lightlake granted 48,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $282,227 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, Lightlake granted 32,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $186,655 which have been fully recognized as expense for the year ended July 31, 2015.

On July, 2015, Lightlake granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 3 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $55,043 which have been fully recognized as expense for the year ended July 31, 2015.

Lightlake also recognized stock based compensation expense of $37,048 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the year ended July 31, 2015 were as follows:

Market value of stock on measurement date	$ 3.75 to 7.30	$ 2.40 to 5.40
Risk-free interest rate	1.00 to 1.73%	2.19-2.99%
Dividend yield	0%	0%
Volatility factor	147 to 407%	418-459%
Term	3 to 5 years	7-10 years

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

Stock option activity for year ended July 31, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	3,047,500	9.00	8.56
Granted	195,000	11.33
Forfeited/expired/cancelled	(85,000)	11.21
Outstanding at July 31, 2015	3,157,500	9.42	7.58	$1,569,000
Exercisable at July 31, 2015	2,743,750	8.88	8.11	$1,569,000

A summary of the status of Lightlake’s non-vested options as of July 31, 2015 and changes during the year ended July 31, 2015 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2014	17,500	$3.11

Granted	195,000	5.09
Vested	(175,000)	5.06

Non-vested at July 31, 2015	37,500	$3.85

At July 31, 2015, there was $135,640 of unrecognized compensation costs related to non-vested stock options.

Warrants

On December 16, 2014, Lightlake issued 38,800 stock warrants with an exercise price of $8.00 per share to a consultant for services rendered. These warrants have a term of 10 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $144,724 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, Lightlake issued 45,000 stock warrants with an exercise price of $10.00 per share to a consultant for services rendered. These warrants have a term of 5 years  and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $264,588 which have been fully recognized as expense for the year ended July 31, 2015.

Warrant activity for the year ended July 31, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	1,254,752	$20.00	4.33	$-
Issued	83,800	9.07	-	-
Exercised	-		-	-
Outstanding at July 31, 2015	1,338,552	$19.53	3.55	$-
Exercisable at July 31, 2015	613,552	$24.88	4.89	$-

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

7.	Settlement of Convertible Note Payable

On January 23, 2014, Lightlake entered into a settlement of a convertible note payable in the amount of $25,000 and accrued interest of $3,707 through the issuance of 3,333 shares of common stock. This transaction resulted in a gain on the extinguishment of the debt in the amount of $20,651.

8.	Income Taxes

Lightlake provides for income taxes asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Lightlake has net operating loss (NOL) carry forwards that were derived solely from operating losses from prior years. These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carry forwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant net operating losses. The income tax period for 2015 is open for examination by taxing authorities.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2015	July 31, 2014

Income tax expense at statutory rate	$(2,070,422)	$(5,527,011)

Valuation allowance	2,070,422	5,527,011

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2015	July 31, 2014

Net operating loss carryover at statutory rate	$(16,040,239)		$(13,969,817)

Valuation allowance	16,040,239		13,969,817

Net deferred tax asset	$-	$	.-

Lightlake had no uncertain tax positions at July 31, 2015 or July 31, 2014.

Lightlake Therapeutics Inc.

Notes to Financial Statements

For the years ended July 31, 2015 and 2014

9.	Subsequent Events

a)

On September 22, 2015, Lightlake received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, the Company received $618,000 from the foundation in exchange for a 0.824% interest in the Company’s products covered by the commitment agreement.  The Company will defer recording revenue until such time as the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

b)

During September 2015 and October 2015, the Company received loans from each of its three executive officers, all of who are directors, totaling $151,191. The loans bear interest at 6% per annum until January 31, 2016. After January 31, 2016, a penalty of 4% shall be added such that the loans bear interest at 10% per annum. The loans are unsecured and are due on January 31, 2016 unless the Company receives specified funding. If the Company receives the specified funding the loans become due 10 business days after the funding. If the loans are not repaid by January 31, 2016, the maturity date of the loans shall be changed to May 31, 2016.

c)

On September 1, 2015, Lightlake entered into an agreement with a consultant with significant regulatory experience that contributed to the progression of the Company’s opioid overdose reversal treatment through the providing of significant strategic advice and other value-add. The agreement provides for payment of $50,000 and 10,000 shares of common stock to the consultant. In addition, the consultant may receive other cash amounts including payments of up to $535,000 upon the Company’s receipt of certain milestone payments pursuant to the agreement with Adapt Pharma Operations Limited. The agreement also provides that the consultant is entitled to 1.0% of the net profit, as defined in the agreement that the Company receives from Adapt Pharma Operations Limited with respect to the treatment, excluding certain amounts received by the Company from Adapt Pharma Operations Limited. So long as the consultant continues to provide services to the Company pursuant to the agreement, the consultant is entitled to 0.5% of the net profit, as defined in the agreement, that the Company receives from Adapt Pharma Operations Limited with respect to the treatment, excluding certain amounts received by the Company from Adapt Pharma Operations Limited, and other cash compensation. Subsequent to July 31, 2015, the Company issued 10,000 shares to the consultant.

d)

On October 6, 2015, the Company entered into an amendment to an agreement to use certain technology owned by Aegis Therapeutics, LLC. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate Aegis’ Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate Aegis’ Technology until February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s common stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 30, 2013, Lightlake dismissed Messineo & Co., CPAs, LLC, as the Company’s independent registered public accounting firm. There were no disagreements between Messineo & Co., CPAs, LLC and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On the same date, the Company’s board of directors appointed MaloneBailey, LLP as the Company’s independent registered public accounting firm.

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

Under the supervision and with the participation of Lightlake’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2015.

Lightlake’s management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2015 and identified the following material weaknesses:

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

Item 9B. Other Information.

Reference is made to the disclosure set forth under the caption Unregistered Sales of Equity Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

NAME	AGE	POSITION

Dr. Michael Sinclair	72	Executive Chairman, Chairman of the Board
Dr. Roger Crystal	39	Chief Executive Officer, President, Director
Kevin Pollack	45	Chief Financial Officer, Treasurer, Secretary, Director
Geoffrey Wolf	62	Director

Set forth below is a brief description of the background and business experience of Lightlake’s executive officers and directors for the past five years.

Dr. Michael Sinclair has been the Executive Chairman and Director of Lightlake since November 29, 2010. Dr. Sinclair qualified as a physician in 1967, specializing in psychiatry. In 1971, he founded Nestor Plc., which grew to become, at the time, the UK’s largest domiciliary and institutional provider of care personnel. Dr. Sinclair was also Chief Executive of Nestor's parent company, which was sold in 1978. From 1978 to 1980, Dr. Sinclair served as President (International) of INA Healthcare Group (subsequently CIGNA) and its Hospital Affiliates Inc. subsidiary. In 1982, Dr. Sinclair entered the Homecare Industry in the United States as Executive Chairman of Kimberly Quality Care; he was instrumental in growing KQC from one office in Nashville to a business with a turnover of $1 billion, becoming the US market leader with 400 offices and 75,000 care givers. Subsequently, Dr. Sinclair became Chairman of Lifetime Corporation, a NYSE-listed company and at the time, the parent company of KQC. In 1997, Dr. Sinclair led the purchase of Nursefinders, a major US nursing personnel business, on behalf of US fund Atlantic Medical, a fund Dr. Sinclair founded and served as Managing Partner. Dr. Sinclair is Chairman of Advanced Oncotherapy, PLC.

Dr. Sinclair’s qualifications to serve on Lightlake’s board of directors include his medical and management experience.

Dr. Roger Crystal has been Chief Executive Officer and Director of Lightlake since September 23, 2009. Dr. Crystal began his career as a surgeon in the UK at University College Hospital London, becoming a member of the Royal College of Surgeons of England. He specialized in ENT surgery at St Mary’s Hospital, part of Imperial College Healthcare, London. He holds degrees in Medicine and Physiology, and was an Honorary Research Fellow at University College London. He is the author of a number of peer-reviewed scientific articles. Dr. Crystal also completed an MBA at London Business School. He has worked in investment banking at Goldman Sachs, healthcare strategy management consulting at A.T. Kearney, and has held various leadership roles at GE Healthcare.

Dr. Crystal’s qualifications to serve on Lightlake’s board of directors include his knowledge of the healthcare industry.

Kevin Pollack has been Chief Financial Officer and Director of Lightlake since November 26, 2012 and April 17, 2012, respectively. Mr. Pollack has served as a director and audit committee member of MagneGas Corporation (NASDAQ:MNGA), the developer of a technology that converts liquid waste into a hydrogen-based metal working fuel and natural gas alternative, since June 21, 2012. Additionally, Mr. Pollack has served as a director and chair of the audit committee of Pressure Biosciences, Inc. (OTCQB: PBIO), a life sciences company involved in pressure cycling technology, since July 3, 2012. Mr. Pollack serves as President of Short Hills Capital LLC, where he has provided a range of services. Previously, Mr. Pollack worked in asset management at Paragon Capital, focusing primarily on United States-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance and on mergers and acquisitions. Mr. Pollack graduated magna cum laude from The Wharton School of the University of Pennsylvania and received a dual JD/MBA from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

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

Corporate Governance

For reasons similar to those described above, Lightlake does not have a nominating nor audit committee of the board of directors. The Company’s board of directors consists of four directors. The Company receives limited revenues. At such time that the Company has a larger board of directors and generates significant revenues, the Company plans to propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of July 31, 2015, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Dr. Roger Crystal	1	Dr. Crystal did not file the initial Form 3 required by the Company filing a Form 8-A on December 10, 2014.
Mr. Kevin Pollack	1	Mr. Pollack voluntarily filed a Form 3 in December 2012 and a Form 4 in January 2013. Mr. Pollack did not file the initial Form 4 required by the Company filing a Form 8-A on December 10, 2014.
Dr. Michael Sinclair	1	Dr. Sinclair voluntarily filed a Form 3 in May 2012, a Form 4 in May 2012, and a Form 4 in January 2013. Dr. Sinclair did not file the initial Form 4 required by the Company filing a Form 8-A on December 10, 2014
Mr. Geoffrey Wolf	1	Mr. Wolf did not file the initial Form 3 required by the Company filing a Form 8-A on December 10, 2014.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by Lightlake during the years ended July 31, 2015, and 2014 in all capacities for the accounts of the Company’s executives, including the Chairman, Chief Executive Officer, and Chief Financial Officer.

Name and principal position	Year	Salary($)(1)	Bonus($)	Stock Award(s)($)	Option awards ($)	All Other Compensation($)	Total ($)

Dr. Roger Crystal	2015	567,892	820,000	-0-	-0-	-0-	1,387,892
CEO	2014	402,083	50,000	-0-	4,961,650	-0-	5,413,733
Kevin Pollack,	2015	541,598	767,500	-0-	-0-	-0-	1,309,098
CFO	2014	366,667	40,000	-0-	4,311,650	-0-	4,718,317
Dr. Michael Sinclair	2015	355,918	193,000	-0-	-0-	-0-	548,918
Chairman	2014	314,583	10,000	-0-	3,030,050	-0-	3,354,633

(1)	During the fiscal year ended July 31, 2015, less than 50% of salaries were paid to each of Dr. Roger Crystal, Kevin Pollack, and Dr. Michael Sinclair and less than 12% of bonus compensation was paid to each of Dr. Roger Crystal, Kevin Pollack, and Dr. Michael Sinclair. The remaining amounts have been accrued and are owed. Per the description below, stock options are owed to Dr. Roger Crystal, Kevin Pollack, and Dr. Michael Sinclair, but they have not been disclosed in the Summary Compensation Table because they were not actually issued as of July 31, 2015.

Director Compensation

The following table provides information for 2015 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director during the fiscal year ended July 31, 2015. With respect to the fiscal year ended July 31, 2015, other than as set forth in the table, Lightlake has not paid any fees to or, except for reasonable expenses for attending board and committee meetings, reimbursed any expenses of directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Wolf	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

From January 1, 2014 until December 31, 2014, Dr. Sinclair will receive a base salary of $325,000, subject to adjustment in accordance with the Sinclair Amendment. Notwithstanding the foregoing, between January 1, 2014 and December 31, 2014, Dr. Sinclair shall not actually receive more than $175,000 of the total cash compensation earned by Dr. Sinclair between January 1, 2014 and December 31, 2014 unless either: (a) there is a Change in Control (as defined in the Sinclair Amendment); (b) a termination event as set forth in Paragraph 7 of the Sinclair Amendment; or (c) a majority of the board of directors approves the receipt of cash compensation by Dr. Sinclair from the Company in excess of $175,000 between January 1, 2014 and December 31, 2014, in which case a majority of the board of directors shall determine the amount of such payment of cash compensation by the Company to Dr. Sinclair, but in no event shall such amount be in excess of the total amounts owed by the Company to Dr. Sinclair at such time. All amounts earned by Dr. Sinclair between January 1, 2014 and December 31, 2014 in excess of the amounts actually paid to Dr. Sinclair shall accrue and be owed by the Company to Dr. Sinclair. From January 1, 2015 until December 31, 2015, Dr. Sinclair will receive a base salary of $350,000. Throughout the term of the Sinclair Amendment Dr. Sinclair will have certain incentive bonus opportunities pursuant to certain objectives as outlined in the Sinclair Amendment. Moreover, the Company agreed to grant upon execution of the Sinclair Amendment 7,500,000 stock options exercisable at $0.06 per share which expire ten years from the options grant date, 3,000,000 stock options exercisable at $0.08 per share which expire ten years from the options grant date and 3,000,000 stock options exercisable at $0.10 per share which expire ten years from the options grant date. The Sinclair Amendment also provides for the Company to issue each year additional stock options of no less than three percent (3%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2014 and 2015. As of July 31, 2015, the Company did not actually issue Dr. Sinclair the aforementioned additional stock options.

The Crystal Amendment

The Crystal Amendment amends the amended employment agreement between the Company and Dr. Crystal dated December 31, 2012. The Crystal Amendment extends the term of Dr. Crystal’s employment until December 31, 2015.

From January 1, 2014 until December 31, 2014, Dr. Crystal will receive a base salary of $475,000, subject to adjustment in accordance with the Crystal Amendment. Notwithstanding the foregoing, between January 1, 2014 and December 31, 2014, Dr. Crystal shall not actually receive more than $330,000 of the total cash compensation earned by Dr. Crystal between January 1, 2014 and December 31, 2014 unless either: (a) there is a Change in Control (as defined in the Crystal Amendment); (b) a termination event as set forth in Paragraph 7 of the Crystal Amendment; or (c) a majority of the board of directors approves the receipt of cash compensation by Dr. Crystal from the Company in excess of $330,000 between January 1, 2014 and December 31, 2014, in which case a majority of the board of directors shall determine the amount of such payment of cash compensation by the Company to Dr. Crystal, but in no event shall such amount be in excess of the total amounts owed by the Company to Dr. Crystal at such time. All amounts earned by Dr. Crystal between January 1, 2014 and December 31, 2014 in excess of the amounts actually paid to Dr. Crystal shall accrue and be owed by the Company to Dr. Crystal. Between January 1, 2014 and December 31, 2014, the Company shall pay Dr. Crystal no less than $330,000 of the total cash compensation earned by Dr. Crystal between January 1, 2014 and December 31, 2014. From January 1, 2015 until December 31, 2015, Dr. Crystal will receive a base salary of $593,750. Throughout the term of the Crystal Amendment Dr. Crystal will have certain incentive bonus opportunities pursuant to certain objectives as outlined in the Crystal Amendment. Moreover, the Company agreed to grant upon execution of the Crystal Amendment 7,500,000 stock options exercisable at $0.06 per share which expire ten years from the options grant date, 10,000,000 stock options exercisable at $0.08 per share which expire ten years from the options grant date and 10,000,000 stock options exercisable at $0.10 per share which expire ten years from the options grant date. The Crystal Amendment also provides for the Company to issue each year additional stock options of no less than six percent (6%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2014 and 2015. As of July 31, 2015, the Company did not actually issue Dr. Crystal the aforementioned additional stock options.

The Pollack Amendment

The Pollack Amendment amends the amended employment agreement between the Company and Mr. Pollack dated December 31, 2012. The Pollack Amendment extends the term of Mr. Pollack’s employment until December 31, 2015.

From January 1, 2014 until December 31, 2014, Mr. Pollack will receive a base salary of $450,000, subject to adjustment in accordance with the Pollack Amendment. Notwithstanding the foregoing, between January 1, 2014 and December 31, 2014, Mr. Pollack shall not actually receive more than $300,000 of the total cash compensation earned by Mr. Pollack between January 1, 2014 and December 31, 2014 unless either: (a) there is a Change in Control (as defined in the Pollack Amendment); (b) a termination event as set forth in Paragraph 7 of the Pollack Amendment; or (c) a majority of the board of directors approves the receipt of cash compensation by Mr. Pollack from the Company in excess of $300,000 between January 1, 2014 and December 31, 2014, in which case a majority of the board of directors shall determine the amount of such payment of cash compensation by the Company to Mr. Pollack, but in no event shall such amount be in excess of the total amounts owed by the Company to Mr. Pollack at such time. All amounts earned by Mr. Pollack between January 1, 2014 and December 31, 2014 in excess of the amounts actually paid to Mr. Pollack shall accrue and be owed by the Company to Mr. Pollack. Between January 1, 2014 and December 31, 2014, the Company shall pay Mr. Pollack no less than $300,000 of the total cash compensation earned by Mr. Pollack between January 1, 2014 and December 31, 2014. From January 1, 2015 until December 31, 2015, Mr. Pollack will receive a base salary of $562,500. Throughout the term of the Pollack Amendment Mr. Pollack will have certain incentive bonus opportunities pursuant to certain objectives as outlined in the Pollack Amendment. Moreover, the Company agreed to grant upon execution of the Pollack Amendment 7,500,000 stock options exercisable at $0.06 per share which expire ten years from the options grant date, 9,000,000 stock options exercisable at $0.08 per share which expire ten years from the options grant date and 9,000,000 stock options exercisable at $0.10 per share which expire ten years from the options grant date. The Pollack Amendment also provides for the Company to issue each year additional stock options of no less than six percent (6%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2014 and 2015. As of July 31, 2015, the Company did not actually issue Mr. Pollack the aforementioned additional stock options.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding Lightlake’s shares of common stock beneficially owned as of October 20, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 20, 2015. For purposes of computing the percentage of outstanding shares of Lightlake’s common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 20, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 445 Park Avenue, 9th Fl, New York, NY 10022.

The following table sets forth information on the ownership of Lightlake Therapeutics Inc. voting securities by officers, directors, and major shareholders as well as those who own beneficially more than five percent of Lightlake’s common stock as of the date of this report:

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
None.	-		%
Directors and Executive Officers
Kevin Pollack	1,080,000	(2)	36.59%
Dr. Roger Crystal	1,087,500	(3)	36.81%
Dr. Michael Sinclair	1,095,220	(4)	37.65%
Geoffrey Wolf	690,800	(5)	27.48%
All directors and officers as a group (4 people)	3,953,520	(6)	69.19%

(1)

As of October 20, 2015, there were 1,871,791 shares issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	This amount includes: (1) 55,000 shares of common stock issuable upon the exercise of warrants and (2) 1,025,000 shares of common stock issuable upon the exercise of stock options.

(3)	This amount includes: (1) 40,000 shares of common stock issuable upon the exercise of warrants and (2) 1,042,500 shares of common stock issuable upon the exercise of stock options.

(4)	This amount includes: (1) 285,000 shares of common stock issuable upon the exercise of warrants; (2) 752,500 shares of common stock issuable upon exercise of stock options; (3) 12,000 shares owned in total by two different pension funds for the benefit of Dr. Sinclair’s family for each of which Dr. Sinclair serves as one of three trustees; and (4) 5,000 shares owned by Proton Therapy USA which is an entity jointly owned by Dr. Sinclair and his son.

(5)	This amount includes: (1) 345,000 shares of common stock issuable upon the exercise of warrants and (2) 160,000 shares of common stock issuable upon exercise of stock options. 137,000 shares are issuable upon the exercise of warrants held by GTL Investments Limited, of which Geoffrey Wolf is an asset manager.

(6)	This amount includes an aggregate of 862,000 shares of common stock issuable upon exercise of warrants and 2,980,000 shares of common stock issuable upon exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which Lightlake has engaged since August 1, 2014:

Lightlake uses office space provided by an officer of the Company free of charge.

At July 31, 2015, Lightlake had loans outstanding with each of its three executive officers, all of who are directors, in the total amount of $130,000 (July 31, 2014 - $350,000). In December, 2012, the Company borrowed $350,000. These notes accrued interest at 6.0% per year and were due December, 2013. These notes were amended on December 16, 2013 to extend the final maturity date to January 6, 2015 and increase the interest rate to 8.5% per annum. During the year ended July 31, 2015, $220,000 of the principal amount was repaid. In December 2014, the agreements were amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts. The loans are unsecured.

During September 2015 and October 2015, the Company received loans from each of its three executive officers, all of who are directors, totaling $151,191. The loans bear interest at 6% per annum until January 31, 2016. After January 31, 2016, a penalty of 4% shall be added such that the loans bear interest at 10% per annum. The loans are unsecured and are due on January 31, 2016 unless the Company receives specified funding. If the Company receives the specified funding the loans become due 10 business days after the funding. If the loans are not repaid by January 31, 2016, the maturity date of the loans shall be changed to May 31, 2016.

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

Item 14.  Principal Accounting Fees and Services.

The total fees charged to Lightlake for audit services were $26,500, for audit-related services during the year ended July 31, 2015.

The total fees charged to Lightlake for audit services were $25,000 during the year ended July 31, 2014.

Lightlake does not have an audit committee. The Company’s board of directors pre-approves all services provided by the Company’s independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation filed June 21, 2005, as amended August 10, 2009 and September 16, 2009.	8-K	3.1	9/4/2014
3.2	Certificate of Amendment to Articles of Incorporation, filed November 26, 2014.	8-K	3.1	12/01/2014
3.3	Certificate of Amendment to Articles of Incorporation, filed December 19, 2014.	8-K	3.1	12/29/2014
3.4	Bylaws.	SB-2	3.2	01/11/2007
10.1+	License Agreement between Lightlake Therapeutics Inc. and Adapt Pharma Operations Limited, dated as of December 15, 2014.				X
10.2+	Material Transfer, Option and Research License Agreement between Lightlake Therapeutics Inc. and Aegis Therapeutics, LLC, dated as of December 1, 2014, as amended December 16, 2014.				X
10.3	Amendment No. 2 to the Material Transfer, Option and Research License Agreement, effective May 19, 2015.				X
10.4	U.S. Patent Application	10-K	10.6	10/15/2009
10.5	European Patent.	10-K	10.7	10/15/2009
10.6*	Michael Sinclair Employment Agreement, dated December 31, 2012.	10-K	10.8	10/29/2013
10.7*	Roger Crystal Employment Agreement, dated December 31, 2012.	10-K	10.9	10/29/2013
10.8*	Kevin Pollack Employment Agreement, dated December 31, 2012.	10-K	10.10	10/29/2013
10.9	Geoffrey Wolf Director Agreement, dated December 31, 2012.	10-K	10.11	10/29/2013
10.10*	Michael Sinclair Amended Employment Agreement, dated December 31, 2013.	8-K	10.1	02/25/2014
10.11*	Roger Crystal Amended Employment Agreement, dated December 31, 2013.	8-K	10.2	02/25/2014
10.12*	Kevin Pollack Amended Employment Agreement, dated December 31, 2013.	8-K	10.3	02/25/2014
21.1	Subsidiaries of the Registrant – None.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission. Lightlake is again attaching Exhibits 10.1 and 10.2 to this Report, because, after receiving comments from the SEC Staff regarding the revised confidential treatment application filed in June in connection with the amended Exhibits filed with the Quarterly Report on Form 10-Q for the period ended April 30, 2015, there have been changes in the amount of materials omitted.

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin A. Pollack	October 26, 2015
Kevin A. Pollack, Chief Financial Officer	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 26, 2015.

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ Kevin A. Pollack	Director & Chief Financial Officer
	Kevin A. Pollack	(Principal Financial and Accounting Officer)

By:	/s/ Dr. Michael Sinclair	Director
Dr. Michael Sinclair

