Form 10-Q/A
period 2015-01-31
Lightlake Therapeutics Inc.
filed 2015-11-19
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Lightlake Therapeutics Inc. (also referred to as the “Company,” “we,” or “our”) is filing this amendment (Amendment No. 1) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (the “January 2015 Form 10-Q”), originally filed with the Securities and Exchange Commission on March 17, 2015, for the sole purpose of providing revised copies of Exhibits 10.1 and 10.2 to restore certain information that was previously omitted from Exhibits 10.1 and 10.2 pursuant to a request for confidential treatment. All other items of the January 2015 Form 10-Q are unaffected by the change described above and have been omitted from this Amendment No. 1.

Item 6.	Exhibits

The Exhibit Index listed under Item 6 of Part II of the January 2015 Form 10-Q is hereby amended such that Exhibits 10.1 and 10.2 are replaced in their entirety by the documents attached as exhibits to this Amendment No. 1, which are hereby included as exhibits to the January 2015 Form 10-Q.

Exhibit Number	Exhibit Title
10.1+*	License Agreement between Lightlake Therapeutics Inc. and Adapt Pharma Operations Limited, dated as of December 15, 2014.

10.2+*	Material Transfer, Option and Research License Agreement between Lightlake Therapeutics Inc. and Aegis Therapeutics, LLC, dated as of December 1, 2014, as amended December 16, 2014.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

+ Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

* Filed herewith.

** Previously furnished.

*** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTLAKE THERAPEUTICS INC.

Date: November 19, 2015	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 19, 2015	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)