Form 10-Q
period 2015-10-31
Lightlake Therapeutics Inc.
filed 2015-12-14
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As December 9, 2015, there were 1,886,118 shares, $0.001 par value per share, of common stock outstanding.

LIGHTLAKE THERAPEUTICS INC.

Quarterly Report on Form 10-Q for the

Period Ended October 31, 2015

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

3

Lightlake Therapeutics Inc.

Index to Financial Statements

October 31, 2015 and 2014

Lightlake Therapeutics Inc.

Balance Sheets (Unaudited)

As of October 31, 2015 and July 31, 2015

	October 31,	July 31,
	2015	2015

Assets
Current assets
Cash and cash equivalents	$455,249	$434,217
Prepaid insurance	17,708	33,143
Total current assets	472,957	467,360

Other assets
Patents and patent applications (net of accumulated amortization of $7,358 at October 31, 2015 and $7,015 at July 31, 2015)	20,092	20,435

Total assets	$493,049	$487,795

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$107,102	$315,460
Accrued salaries and wages	3,404,667	3,129,060
Due to related parties	281,191	130,000
Total current liabilities	3,792,960	3,574,520

Deferred revenue	5,918,000	5,300,000
Total liabilities	9,710,960	8,874,520

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized;
1,865,563 shares issued and outstanding at October 31, 2015 and 1,841,866 shares issued and outstanding at July 31, 2015	1,866	1,842
Additional paid-in capital	55,261,326	44,982,519
Accumulated deficit	(64,481,103)	(53,371,086)
Total stockholders' deficit	(9,217,911)	(8,386,725)
Total liabilities and stockholders' deficit	$493,049	$487,795

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Operations (Unaudited)

For the three months ended October 31, 2015 and 2014

	For the
	Three Months Ended
	October 31,
	2015	2014

Revenue	$120,000	$-

Operating expenses
General and administrative	10,791,380	708,013
Research and development	429,450	52,101
Total operating expenses	11,220,830	760,114

Loss from operations	(11,100,830)	(760,114)

Other expense
Interest expense	(5,828)	(8,212)
Loss on foreign exchange	(3,359)	(7,011)
Total other expense	(9,187)	(15,223)

Loss before provision for income taxes	(11,110,017)	(775,337)

Provision for income taxes	-	-

Net loss	$(11,110,017)	$(775,337)

Loss per common share:
Basic and diluted	$(6.00)	$(0.43)
Weighted average common shares outstanding
Basic and diluted	1,850,182	1,788,367

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Stockholders' Deficit (Unaudited)

For the three months ended October 31, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

Stock issued for services	23,697	24	186,628	-	186,652

Stock based compensation from issuance of stock options	-	-	10,092,179	-	10,092,179

Net loss	-	-	-	(11,110,017)	(11,110,017)

Balance at October 31, 2015	1,865,563	$1,866	$55,261,326	$(64,481,103)	$(9,217,911)

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Statements of Cash Flows

For the three months ended October 31, 2015 and 2014

	For the
	Three Months Ended
	October 31,	October 31,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(11,110,017)	$(775,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	343	344
Issuance of common stock for services	186,652	44,723
Stock based compensation from issuance of options	10,092,179	173,999

Changes in assets and liabilities:
Increase in prepaid insurance	15,435	(510,463)
Decrease in accounts payable	(208,358)	(128,854)
Increase in accrued salaries and wages	275,607	221,580
Net cash used in operating activities	(748,159)	(974,008)

Cash flows provided by (used in) financing activities
Payments from related parties notes payable	151,191	-
Investment received in exchange for royalty agreement	618,000	1,866,874
Net cash provided by financing activities	769,191	1,866,874

Net increase in cash and cash equivalents	21,032	892,866
Cash and cash equivalents, beginning of period	434,217	254,770
Cash and cash equivalents, end of period	$455,249	$1,147,636

Supplemental disclosure
Interest paid during the period	$-	$-
Taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Lightlake Therapeutics Inc.

Notes to Unaudited Financial Statements

For the three months ended October 31, 2015 and 2014

1.	Organization and Basis of Presentation

Lightlake Therapeutics Inc. (“Lightlake”, “we”, “our”, the “Company”) is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders, including a treatment to reverse opioid overdoses.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2015 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended October 31, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2016.

Reverse Stock Split

In December 2014, the Company effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”). The number of authorized shares of common stock and preferred stock remained the same following the 1:100 Reverse Stock Split. Unless otherwise noted, impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include but are not limited to shares of common stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred or common stock authorized resulting from the 1:100 Reverse Stock Split.

2.	Going Concern

The accompanying financial statements have been prepared assuming Lightlake will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses, a working capital deficit as of October 31, 2015 of $3,320,003 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional financing in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to licensing agreements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. These financial statements do not include any adjustments that might result from this uncertainty.

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

At October 31, 2015, Lightlake had loans outstanding with its three directors (two of which are officers), in the total amount of $130,000 (July 31, 2015 - $130,000). In December 2014, the agreements were amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts. The loans are unsecured.

At October 31, 2015, the Company had loans outstanding from each of its three executive officers, all of who are directors, totaling $151,191. The loans bear interest at 6% per annum until January 31, 2016. After January 31, 2016, a penalty of 4% shall be added such that the loans bear interest at 10% per annum. The loans are unsecured and are due on January 31, 2016 unless the Company receives specified funding. If the Company receives the specified funding the loans become due 10 business days after the funding. If the loans are not repaid by January 31, 2016, the maturity date of the loans shall be changed to May 31, 2016.

5.	Deferred Revenue

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 6.0 % interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the Net Profit as related to the Company’s treatment to reverse opioid overdoses.

On September 9, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the U.S. Food and Drug Administration or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

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

On October 31, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

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

On September 22, 2015, Lightlake received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, the Company received $618,000 from the foundation in exchange for a 0.824% interest in the Company’s treatments covered by the commitment agreement.

6.	Stockholders’ Equity

Common Stock

Pursuant to an agreement dated September 1, 2015, Lightlake issued 10,000 shares in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $80,500.

On October 6, 2015, the Company entered into an amendment to an agreement to use certain technology owned by Aegis Therapeutics, LLC. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate Aegis’ Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate Aegis’ Technology until February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s common stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152.

Stock Options

As required by the Stock Compensation Topic, ASC 718, Lightlake measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On October 27, 2015, Lightlake granted 1,437,500 cashless stock options to the board of directors and a senior executive of the Company. These options have an exercise price of $7.25, a term of 10 years and vested immediately. Each stock option is fully vested on the date of grant, but may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the U.S. Food and Drug Administration of the New Drug Application with respect to the opioid overdose reversal treatment, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $10,062,500 which have been fully recognized as expense for the three months ended October 31, 2015.

Lightlake also recognized stock based compensation expense of $29,679 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the three months ended October 31, 2015 were as follows:

Market value of stock on measurement date	$7.00
Risk-free interest rate	2.05%
Dividend yield	0%
Volatility factor	373%
Term	10 years

Stock option activity for three months ended October 31, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,157,500	9.42	7.58
Granted	1,437,500	7.25
Forfeited/expired/cancelled	-	-
Outstanding at October 31, 2015	4,595,000	8.74	8.16	$1,335,000
Exercisable at October 31, 2015	2,860,416	8.88	7.84	$1,335,000

A summary of the status of Lightlake’s non-vested options as of October 31, 2015 and changes during the three months ended October 31, 2015 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2015	37,500	$3.85

Granted	1,437,500	7.00
Vested	(1,441,667)	7.00

Non-vested at October 31, 2015	33,333	$3.85

At October 31, 2015, there was $95,471 of unrecognized compensation costs related to non-vested stock options.

Warrants

Warrant activity for the three months ended October 31, 2015 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	1,338,552	$19.53	3.55	$-
Issued	-		-	-
Exercised	-		-	-
Outstanding at October 31, 2015	1,338,552	$19.53	3.30	$-
Exercisable at October 31, 2015	613,522	$24.88	4.63	$-

7.	Subsequent Events

In November 2015, the Company issued 14,327 shares of common stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement with a pharmaceutical company with certain desirable proprietary information. Pursuant to the letter of intent, the Company is obligated to issue up to an additional 92,634 common shares upon the occurrence of various milestones.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three ended October 31, 2015 and 2014 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

Overview

Lightlake Therapeutics Inc. (“Lightlake” or the “Company”) is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. The Company’s fiscal year end is July 31. The Company’s strategy is to develop treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has been focused on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). The Company also is developing a new approach for the treatment of overweight and obese patients with Binge Eating Disorder.

In December 2014, Lightlake effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares as of March 12, 2015. Unless otherwise noted, all shares amounts listed in this Report been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock splits occurred prior to the issuance of such shares.

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

On July 22, 2014, Lightlake received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the net profit as related to the Company’s treatment to reverse opioid overdoses.

On July 23, 2014, Lightlake announced that it filed an IND with respect to its naloxone-based opioid overdose reversal nasal spray. The Company also announced that it received an additional commitment from NIDA to fund a second study with respect to the Company’s nasal spray.

On September 9, 2014, Lightlake entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product.

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

On November 18, 2015, the FDA approved Narcan® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt.

On December 8, 2015, Lightlake entered into an agreement with an individual investor to receive $500,000 for use by the Company for any purpose, which $500,000 shall be invested by December 18, 2015. In exchange for this funding, the Company has agreed to provide the investor with a 0.75% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.75% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. The investor also has an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. If such investment is made, then the investor also would have rights with respect to its 1.50% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest.

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

On October 6, 2015, Lightlake entered into an amendment to the Aegis agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate Aegis’ Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate Aegis’ Technology until February 13, 2016.

On September 22, 2015, Lightlake received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, the Company received $618,000 from the foundation in exchange for a 0.824% interest in the Company’s treatments covered by the commitment agreement. The Company will defer recording revenue until such time as the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Results of Operations

The following compares Lightlake’s operations for the three months ended October 31, 2015 to the same period at October 31, 2014.

Revenues

Lightlake had $120,000 of revenue during the three months ended October 31, 2015. This revenue is derived from the Adapt Agreement. The Company had no revenue during the three months ended October 31, 2014 and had generated no revenue from inception through October 31, 2014 as the Company was devoting substantially all of its efforts on establishing the business and its planned principal operations had not commenced.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $10,791,380 and $708,013 for the three months ended October 31, 2015 and 2014, respectively. The increase in expenses as compared to the same period in the prior year was primarily due to an increase of $9,918,180 of stock-based compensation during the three months ended October 31, 2015 as compared to the three months ended October 31, 2014.

Research and Development Expenses

Lightlake spent $429,450 and $52,101 during the three months ended October 31, 2015 and 2014, respectively. The year over year increase was primarily due to increased spending on research and development of the Company’s treatments.

Interest Expense

During the three months ended October 31, 2015, interest expense decreased to $5,828 as compared to interest expense of $8,212 for the three months ended October 31, 2014. This decrease was due to a reduction in obligations connected to outstanding debt.

Net Loss

The comparable net loss for the three months ended October 31, 2015 was $11,110,017 as compared to the net loss of $775,337 for the three months ended October 31, 2014. This increased net loss was due primarily to the increase in general and administrative expenses, particularly stock-based compensation and research and development expenses.

Liquidity and Capital Resources

Lightlake’s cash balance at October 31, 2015, was $455,249 together with $9,710,960 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance will not be sufficient to fund the Company’s operations for the next twelve months. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to the terms of the Adapt Agreement.

During the three months ended October 31, 2015, Lightlake received $618,000 in funding from a foundation in exchange for a 0.824% interest in the Company’s treatments covered by the commitment agreement. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan unless sufficient revenues are generated. In addition, the Company anticipates receiving a milestone payment from Adapt given the FDA approval of Narcan® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose. The Company also anticipates receiving a milestone payment from Adapt after the first commercial sale of Narcan® (naloxone hydrochloride) Nasal Spray in the United States. The Company also anticipates receiving royalties with respect to Narcan® (naloxone hydrochloride) Nasal Spray.

The financial position of Lightlake at October 31, 2015 showed a slight increase of $5,254 in assets from July 31, 2015 of $487,795 to $493,049. This was due to an increase in the Company’s cash position of $21,032, which was due to the Company receiving funding of its operations, and was offset by a decrease in prepaid insurance of $15,435. The liabilities increased from $8,874,520 at July 31, 2015 to $9,710,960 at October 31, 2015. Included in this increase is the accrual of officer salaries of $275,607, an increase in the investment in the Company’s treatments of $618,000 in exchange for interests and an increase in due to related parties of $151,191. This increase was offset by a decrease in accounts payable and accrued liabilities of $208,358.

Going Concern

Lightlake has not attained profitable operations and is dependent upon obtaining financing and revenues to develop the Company’s pipeline. In their report on the Company’s financial statements at October 31, 2015 and July 31, 2015, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses, a working capital deficit as of October 31, 2015 of $3,320,003 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional financing in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to licensing agreements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. These financial statements do not include any adjustments that might result from this uncertainty

Plan of Operation

During the next year, Lightlake aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

On December 15, 2014, Lightlake and Adapt entered into a license agreement with respect to the Company’s opioid overdose reversal treatment. On November 18, 2015, the FDA approved Narcan® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt.

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

Notwithstanding the foregoing, the Company anticipates receiving a milestone payment from Adapt given the FDA approval of Narcan® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose. The Company also anticipates receiving a milestone payment from Adapt after the first commercial sale of Narcan® (naloxone hydrochloride) Nasal Spray in the United States. The Company also anticipates receiving royalties with respect to Narcan® (naloxone hydrochloride) Nasal Spray.

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

Revenue Recognition

Lightlake recognizes revenues from nonrefundable, up-front license fees related to collaboration agreements, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur or manufacturing services are expected to be provided. When the period of performance is based on the period over which research and/or development is expected to occur, the Company is required to make estimates regarding drug development and commercialization timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change.

In addition, Lightlake evaluates each arrangement to determine whether or not it qualifies as a multiple-deliverable revenue arrangement under ASC 605-25. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the R&D services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining R&D itself, and when the Company has no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

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

Lightlake could also receive additional payments upon reaching various sales and regulatory milestones. In addition, pursuant to the Adapt Agreement, the Company was required to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At October 31, 2015, the Company had contributed the required $2,500,000.

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

Off-Balance Sheet Arrangements

Lightlake has no off-balance sheet arrangements as of October 31, 2015 and July 31, 2015.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2015, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There has not been a material change in our risk factors since October 26, 2015 when we filed our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2015, Lightlake issued 10,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $80,500.

On October 6, 2015, the Lightlake issued 13,697 shares of the Company’s common stock pursuant to an amendment to an agreement to use certain technology owned by Aegis Therapeutics, LLC that extended the period of time during which the Company could evaluate Aegis’ Technology until February 13, 2016.

Stock Options

On October 27, 2015, Lightlake granted 1,437,500 cashless stock options to the board of directors and a senior executive of the Company. These options have an exercise price of $7.25, a term of 10 years and vested immediately. Each stock option is fully vested on the date of grant, but may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the U.S. Food and Drug Administration of the New Drug Application with respect to the opioid overdose reversal treatment, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $10,062,500 which have been fully recognized as expense for the three months ended October 31, 2015.

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

LIGHTLAKE THERAPEUTICS INC.

Date: December 14, 2015	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: December 14, 2015	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

