Form 10-Q/A
period 2015-10-31
Lightlake Therapeutics Inc.
filed 2016-01-22
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Lightlake Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, filed on December 14, 2015 (the “Original 10-Q”) to reflect certain changes to Item 4 of Part I – Controls and Procedures. Item 4 clarifies the conclusion of the Company’s principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as required by Item 307 of Regulation S-K.

For convenience, Item 1 of Part I – Financial Statements is included in this Amendment. No changes have been made to the Financial Statements.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amendment.

No changes have been made to the Original 10-Q other than to Item 4 of Part I and to the four certification exhibits. This Amendment speaks as of the date of the Original 10-Q, does not reflect events that may have occurred after the date of the Original 10-Q and does not modify or update in any way the disclosures made in the Original 10-Q, except as required to reflect the revisions discussed above. This Amendment should be read in conjunction with the Original 10-Q and with our filings with the SEC filed subsequent to the filing of the Original 10-Q.

LIGHTLAKE THERAPEUTICS INC.

Amendment No. 1 to the

Quarterly Report on Form 10-Q/A for the

Period Ended October 31, 2015

2

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of October 31, 2015, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified in Item 9A of the Company’s Annual Report on Form 10-K filed with the SEC on October 26, 2015.

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

LIGHTLAKE THERAPEUTICS INC.

Date: January 22, 2016	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: January 22, 2016	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

