Form 10-Q
period 2016-01-31
OPIANT PHARMACEUTICALS, INC.
filed 2016-03-15
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-55330

OPIANT PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Wilshire Blvd., 12th Floor, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(424) 252-4756

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 11, 2016, there were 1,912,946 shares, $0.001 par value per share, of common stock outstanding.

OPIANT PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q for the

Period Ended January 31, 2016

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Opiant,” and the “Company,” they refer to Opiant Pharmaceuticals, Inc. “SEC” refers to the Securities and Exchange Commission.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Index to Financial Statements

January 31, 2016 and 2015

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Balance Sheets (Unaudited)

As of January 31, 2016 and July 31, 2015

	January 31,	July 31,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$1,281,556	$434,217
Prepaid insurance	27,083	33,143
Total current assets	1,308,639	467,360

Other assets
Patents and patent applications (net of accumulated amortization of $7,701 at January 31, 2016 and $7,015 at July 31, 2015)	19,749	20,435

Total assets	$1,328,388	$487,795

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$35,215	$315,460
Accrued salaries and wages	3,863,501	3,129,060
Due to related parties	-	130,000
Total current liabilities	3,898,716	3,574,520

Deferred revenue	2,333,500	5,300,000
Total liabilities	6,232,216	8,874,520

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized;
1,886,890 shares issued and outstanding at January 31, 2016 and 1,841,866 shares issued and outstanding at July 31, 2015	1,887	1,842
Additional paid-in capital	55,605,348	44,982,519
Accumulated deficit	(60,511,063)	(53,371,086)
Total stockholders' deficit	(4,903,828)	(8,386,725)
Total liabilities and stockholders' deficit	$1,328,388	$487,795

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Operations (Unaudited)

For the three and six months ended January 31, 2016 and 2015

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenue	$6,860,000	$560,000	$6,980,000	$560,000

Operating expenses
General and administrative	2,485,578	2,138,609	13,276,958	2,846,622
Research and development	373,059	1,191,747	802,509	1,243,848
Total operating expenses	2,858,637	3,330,356	14,079,467	4,090,470

Income (loss) from operations	4,001,363	(2,770,356)	(7,099,467)	(3,530,470)

Other income (expense)
Interest expense	(5,491)	(19,370)	(11,319)	(27,582)
Income (loss) on foreign exchange	(25,832)	14,112	(29,191)	7,101
Total other income (expense)	(31,323)	(5,258)	(40,510)	(20,481)

Income (loss) before provision for income taxes	3,970,040	(2,775,614)	(7,139,977)	(3,550,951)

Provision for income taxes	-	-	-	-

Net income (loss)	$3,970,040	$(2,775,614)	$(7,139,977)	$(3,550,951)

Basic income (loss) per common share	$2.11	$(1.54)	$(3.83)	$(1.98)
Diluted income (loss) per common share	$1.52	$(1.54)	$(3.83)	$(1.98)

Basic weighted average common shares outstanding	1,880,279	1,806,303	1,865,230	1,797,032
Diluted weighted average common shares outstanding	2,605,270	1,806,303	1,865,230	1,797,032

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Stockholders' Deficit (Unaudited)

For the six months ended January 31, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

Stock issued for services	45,024	45	456,438	-	456,483

Stock based compensation from issuance of stock options	-	-	10,166,391	-	10,166,391

Net loss	-	-	-	(7,139,977)	(7,139,977)

Balance at January 31, 2016	1,886,890	$1,887	$55,605,348	$(60,511,063)	$(4,903,828)

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Cash Flows (Unaudited)

For the six months ended January 31, 2016 and 2015

	For the
	Six Months Ended
	January 31,	January 31,
	2016	2015

Cash flows used in operating activities
Net loss	$(7,139,977)	$(3,550,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	686	687
Issuance of common stock for services	456,483	155,701
Stock based compensation from issuance of options	10,166,391	328,420
Stock based compensation from issuance of warrants	-	144,724

Changes in assets and liabilities:
Increase in prepaid insurance	6,060	(6,939)
Decrease in deferred revenue	(4,300,000)	-
Decrease in accounts payable	(280,245)	(122,986)
Increase in accrued salaries and wages	734,441	677,006
Net cash used in operating activities	(356,161)	(2,374,338)

Cash flows provided by financing activities
Proceeds from related parties notes payable	151,191	-
Payments of related parties notes payable	(281,191)	(220,000)
Investment received in exchange for royalty agreement	1,333,500	3,400,487
Net cash provided by financing activities	1,203,500	3,180,487

Net increase in cash and cash equivalents	847,339	806,149
Cash and cash equivalents, beginning of period	434,217	254,770
Cash and cash equivalents, end of period	$1,281,556	$1,060,919

Supplemental disclosure
Interest paid during the period	$78,865	$-
Taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Notes to Unaudited Financial Statements

For the six months ended January 31, 2016 and 2015

1.	Organization and Basis of Presentation

Opiant Pharmaceuticals, Inc. (formerly Lightlake Therapeutics Inc.) (“Opiant”, “we”, “our”, the “Company”) is a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive and eating disorders. The Company changed its name to Opiant on January 28, 2016. The Company also has worked on developing a treatment to reverse opioid overdoses, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, which was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015.

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

The results of operations for the six months ended January 31, 2016 are not necessarily indicative of the results for the full fiscal year ending July 31, 2016.

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

The accompanying financial statements have been prepared assuming Opiant will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses, a working capital deficit as of January 31, 2016 of $2,590,077 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional financing in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to licensing agreements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. These financial statements do not include any adjustments that might result from this uncertainty.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Opiant prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. Diluted income per share reflects the potential dilution that would occur if outstanding stock options and warrants were exercised utilizing the treasury stock method. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below:

	For the Three Months Ended January 31,
	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	3,970,040	1,880,279	2.11	(2,775,614)	1,806,303	(1.54)
Effective of Dilutive Securities:
Stock options and warrants	–	724,991	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	3,970,040	2,605,270	1.52	(2,775,614)	1,806,303	(1.54)

	For the Six Months Ended January 31,
	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	(7,139,977)	1,865,230	(3.83)	(3,550,951)	1,797,032	(1.98)
Effective of Dilutive Securities:
Stock options and warrants	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	(7,139,977)	1,865,230	(3.83)	(3,550,951)	1,797,032	(1.98)

Recently Issued Accounting Pronouncements

Opiant has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions

At July 31, 2015, the Company had loans outstanding with each of its three executive officers, all of whom are directors, in the total amount of $130,000. In December 2014, the agreements were amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts. The loans were unsecured. During the six months ended January 31, 2016, the Company fully repaid the loans and interest payable.

During the six months ended January 31, 2016, the Company received loans from each of its three executive officers, all of whom are directors, totaling $151,191. The loans bore interest at 6% per annum until January 31, 2016. During the six months ended January 31, 2016, the Company fully repaid the loans and interest payable.

5.	Deferred Revenue

On May 15, 2014, Opiant entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the FDA within 24 months the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product. The product was approved by the FDA during the six month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the six months ended January 31, 2016, the Company recognized $300,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On July 22, 2014, Opiant received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not approved by the FDA or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. The product was approved by the FDA during the six month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the six months ended January 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On September 9, 2014, Opiant entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the six month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the six months ended January 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On October 31, 2014, Opiant entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the six month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the six months ended January 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On September 22, 2015, Opiant received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, the Company received an initial investment of $618,000 from the foundation in exchange for a 0.824% interest in the Company’s treatments covered by the commitment agreement. On December 23, 2015, the Company made a capital call of $715,500 from the foundation in exchange for a 0.954% interest in the Company’s treatments covered by the commitment agreement.

On December 8, 2015, Opiant entered into an agreement with an individual investor to receive $500,000 for use by the Company for any purpose, which $500,000 shall be invested by December 18, 2015. In exchange for this funding, the Company has agreed to provide the investor with a 0.75% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.75% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. The investor also has an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. If such investment is made, then the investor also would have rights with respect to its 1.50% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. During the six months ended January 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain an option to receive shares, and the research and development work related to the product was completed as of January 31, 2016.

6.	Stockholders’ Equity

Common Stock

Pursuant to an agreement dated September 1, 2015, Opiant issued 10,000 shares in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $80,500.

On October 6, 2015, the Company entered into an amendment to an agreement to use certain technology owned by Aegis Therapeutics, LLC (“Aegis’ Technology”). This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate Aegis’ Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate Aegis’ Technology until February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s common stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152.

On November 19, 2015, the Company issued 14,327 shares of common stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the letter of intent, the Company is obligated to issue up to an additional 92,634 common shares upon the occurrence of various milestones.

On December 16, 2015, the Company entered into a services agreement with a term of one year. Pursuant to the agreement, the Company issued 7,000 shares of common stock in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $64,050. In addition, the Company agreed to issue 9,000 shares of common stock by March 31, 2016, 11,000 shares of common stock by June 30, 2016 and 13,000 shares of common stock by September 30, 2016. At January 31, 2016, the Company had recorded $85,434 of stock-based compensation for the additional 33,000 shares to be issued by September 30, 2016.

Stock Options

As required by the Stock Compensation Topic, ASC 718, Opiant measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On October 27, 2015, Opiant granted 1,437,500 cashless stock options to the board of directors and a senior executive of the Company. These options have an exercise price of $7.25, a term of 10 years and vested immediately. Each stock option is fully vested on the date of grant, but may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the FDA of the New Drug Application with respect to the opioid overdose reversal treatment, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. As of January 31, 2016, the conditions for exercisability were met and the options were fully exercisable. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $10,062,500 which have been fully recognized as expense for the six months ended January 31, 2016.

Opiant also recognized stock based compensation expense of $103,891 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the six months ended January 31, 2016 were as follows:

Market value of stock on measurement date	$7.00
Risk-free interest rate	2.05%
Dividend yield	0%
Volatility factor	373%
Term	10 years

Stock option activity for six months ended January 31, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,157,500	9.42	7.58
Granted	1,437,500	7.25
Forfeited/expired/cancelled	–	–
Outstanding at January 31, 2016	4,595,000	8.74	7.91	$9,768,125
Exercisable at January 31, 2016	4,302,083	8.34	8.30	$9,768,125

A summary of the status of Opiant’s non-vested options as of January 31, 2016 and changes during the three months ended January 31, 2016 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2015	37,500	$3.85

Granted	1,437,500	7.00
Vested	(1,445,834)	7.00

Non-vested at January 31, 2016	29,166	$3.85

At January 31, 2016, there was $95,583 of unrecognized compensation costs related to non-vested stock options.

Warrants

Warrant activity for the three months ended January 31, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	1,338,552	$19.53	3.55	$–
Issued	–		–	–
Expired	(90,167)	30.27	–	–
Outstanding at January 31, 2016	1,248,385	$17.49	3.06	$–
Exercisable at January 31, 2016	523,385	$23.95	5.17	$–

7.	Subsequent Events

During February 2016, Opiant elected to further extend the period of time during which the Company could evaluate Aegis’ Technology until August 11, 2016. The Company paid Aegis $75,000 and issued 10,746 shares of the Company’s common stock.

On March 7, 2016, Opiant announced the receipt of a $2.5 million milestone payment from Adapt Pharma Operations Limited. This milestone payment was triggered by the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S.

On March 8, 2016, 3,582 shares were issued to a consultant and the issuance of such shares was triggered by the first commercial sale of NARCAN® Nasal Spray by Adapt Pharma Operations Limited in the U.S.

On February 1, 2016, 5,500 shares were issued to a consultant for consulting services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three and six months ended January 31, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

Overview

Opiant Pharmaceuticals, Inc. (“Opiant” or the “Company”) is a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005, as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company changed its name to Opiant Pharmaceuticals, Inc. The Company’s fiscal year end is July 31.

Opiant’s strategy is to develop treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company also has worked on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. The Company also is developing treatments for Cocaine Use Disorder and Binge Eating Disorder (“BED”).

In December 2014, Opiant effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares as of March 12, 2015. Unless otherwise noted, all shares amounts listed in this Report been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock splits occurred prior to the issuance of such shares.

Opiant has been focused on developing: (i) a treatment to reverse opioid overdoses, (ii) a treatment for overweight and obese patients with BED, which is thought to be the most common eating disorder in the U.S. today, and (iii) a treatment for Cocaine Use Disorder.

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine that can rapidly reverse the overdose of prescription and illicit opioids and that historically has been available through injection. Opiant’s intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

On March 14, 2014, Opiant filed U.S. Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

On May 15, 2014, Opiant entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product. The product was approved by the FDA during the six month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the six months ended January 31, 2016, the Company recognized $300,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On July 9, 2014, Opiant filed U.S. Provisional Application No. 62/022,268 with respect to the Company’s treating opioid overdoses through the administration of intranasal naloxone.

On July 22, 2014, Opiant received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344 $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the net profit as related to the Company’s treatment to reverse opioid overdoses. The product was approved by the FDA during the three month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the three months ended January 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On September 9, 2014, Opiant entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the three month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the three months ended January 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the three month period ended January 31, 2016 and as result the investor will not receive the option to receive shares. During the three months ended January 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of January 31, 2016.

On December 15, 2014, Opiant and Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company, entered into a license agreement (the “Adapt Agreement”). Pursuant to the agreement Adapt has received from the Company a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment to Adapt, the Company could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. The Adapt Agreement provided for an upfront and nonrefundable payment of $500,000, and monthly payments for up to one year for participation in joint development committee calls and the production and submission of an initial development plan. The Adapt Agreement also required the Company to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. The Company fulfilled its requirement to contribute $2,500,000 during the three months ended October 31, 2015.

On February 17, 2015, Opiant announced that Adapt received Fast Track designation by the FDA.

On April 22, 2015, Opiant announced that Adapt successfully completed a clinical study of intranasal naloxone. The pharmacokinetic study compared intranasal naloxone with an injectable formulation of naloxone. The study met its objectives and demonstrated the intranasal formulation of naloxone delivered the targeted naloxone dose as expected.

On June 3, 2015, Opiant announced that Adapt commenced a rolling submission of a New Drug Application (“NDA”) to the FDA for a nasal spray formulation of naloxone, a drug intended to treat opioid overdose. A rolling submission allows completed portions of the NDA to be submitted and reviewed by the FDA on an ongoing basis.

On July 29, 2015, Opiant announced that Adapt has submitted a NDA to the FDA for NARCAN® (naloxone hydrochloride) Nasal Spray, an investigational drug intended to treat opioid overdose.

On November 18, 2015, the FDA approved NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt.

On December 8, 2015, Opiant entered into an agreement with an individual investor to receive $500,000 for use by the Company for any purpose, which $500,000 shall be invested by December 18, 2015. In exchange for this funding, the Company has agreed to provide the investor with a 0.75% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.75% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. The investor also has an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. If such investment is made, then the investor also would have rights with respect to its 1.50% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. During the three months ended January 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain an option to receive shares, and the research and development work related to the product was completed as of January 31, 2016.

On December 15, 2015, Opiant announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose.

On January 19, 2016, Opiant announced that Adapt announced that it has reached an agreement to facilitate the purchase of NARCAN® (naloxone hydrochloride) Nasal Spray by offering its discounted public interest price to 62,000 agencies in state and local government and the non-profit sector. Adapt, in partnership with the National Association of Counties, National Governors Association, National League of Cities, and United States Conference of Mayors, will offer NARCAN® (naloxone hydrochloride) Nasal Spray at a discounted public interest price of $37.50 per dose ($75 for a 2 pack carton) through the U.S. Communities Purchasing Alliance and Premier, Inc. Adapt’s discounted public interest price has been available to qualifying group purchasers, such as law enforcement, firefighters, first responders, departments of health, local school districts, colleges and universities, and community-based organizations.

On January 27, 2016, Opiant announced that Adapt announced two national programs at the Clinton Health Matters Initiative Activation Summit to assist in efforts to address the growing risk of opioid overdose among American high school students. Adapt offered a free carton of NARCAN® (naloxone hydrochloride) Nasal Spray to all high schools in the U.S. through the state departments of education. This program will collaborate with the Clinton Health Matters Initiative, an initiative of the Clinton Foundation, as part of its work to scale naloxone access efforts nationally. In addition, Adapt has provided a grant to the National Association of School Nurses (NASN) to support their educational efforts concerning opioid overdose education materials.

On March 7, 2016, Opiant announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S.

Binge Eating Disorder

Opiant is developing a treatment for Binge Eating Disorder (“BED”) derived from the “Sinclair Method.” Patients suffering from BED typically exhibit a lack of control eating foods typically high in sugar, fat, or salt, and are able to override the feeling of fullness. When these patients eat foods with high levels of sugar, salt, or fat, the opioidergic system is activated, which causes the firing of the neurons that release endorphins. The endorphins then bind to opioid receptors on other neurons and activate these opioid receptors, which reinforces addictive behavior. By blocking these opioid receptors with an opioid antagonist, the effect these endorphins have each time these foods are eaten is counteracted.

Opiant considers naloxone an optimal opioid antagonist to address BED as naloxone remains in the brain for two hours, which is the duration of a typical binge. Long-lasting opioid antagonists like naltrexone and nalmefene are sufficient for treating alcoholism and drug addiction, but the short-acting opioid antagonist naloxone works to selectively remove only unhealthy eating responses. Moreover, the Company believes that its treatment is well-suited for treating BED as it is unlikely to be used in a truly chronic manner. The Company expects that patients will only administer the treatment when they have the urge to binge eat, and the Company expects that they will require less of the spray over time as they regain control of their eating habits.

On May 23, 2013, Opiant presented the results of the Company’s Phase II clinical trial of its nasal spray treatment for BED at the American Psychiatric Association (“APA”) Annual Meeting in San Francisco. BED has been added to the fifth edition of the APA’s Diagnostic and Statistical Manual of Mental Disorders (“DSM-5”), which was launched at the APA Annual Meeting. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment, and research. This manual is the product of more than 10 years of effort by hundreds of international experts in all aspects of mental health. DSM-5 diagnostic criteria are concise and explicit, intended to facilitate an objective assessment of symptom presentations in a variety of clinical settings from inpatient to primary care. BED is defined in the DSM-5 chapter on Feeding and Eating Disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress. The chapter also includes changes in the requirements for diagnosis of Anorexia Nervosa and Bulimia Nervosa, two potential additional indications for the Company’s treatment.

On December 17, 2013, the Company entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the net profit as related to the Company’s BED treatment. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the U.S. Food and Drug Administration within 36 months the investor will have a 60 day option to receive 31,250 shares of common stock in lieu of the 0.5% interest in the product.

On September 17, 2014, Opiant entered into an agreement and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED treatment product and pay the investor 1.0% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

On July 20, 2015, Opiant entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product and pay the investor 0.5% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 25,000 shares of common stock in lieu of the 0.5% interest in the product.

Opiant now aims to collaborate with other parties and plan a study to progress its drug development program for BED.

Cocaine Use Disorder

Opiant is developing a treatment for Cocaine Use Disorder (“CocUD”). There are approximately 1.5 million current cocaine users in the U.S., as reported by The Substance Abuse and Mental Health Services Administration (SAMHSA).

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

On December 23, 2015, Opiant announced that an opioid antagonist drug will be tested in patients with CocUD at the University of Pennsylvania. The study has been conducted by the Department of Psychiatry at the Perelman School of Medicine at the University of Pennsylvania, and began recruitment in December 2015. Funded by a Medications Development Centers of Excellence Cooperative (U54) Program from NIDA, the study plans to use functional Magnetic Resonance Imaging (fMRI) to better understand the impact of an opioid antagonist drug in the brain of patients with CocUD. The study plans to test its impact on brain networks related to addiction-relevant processes, such as reward and inhibition.

Other Activities

On December 1, 2014, Opiant and Aegis Therapeutics, LLC (“Aegis”), entered into a Material Transfer, Option and Research License Agreement (the “Aegis Agreement”) that provides the Company with an exclusive royalty-free research license for a period of time to Aegis’ proprietary delivery enhancement and stabilization agents, including Aegis’ ProTek® and Intravail® technologies (collectively, the “Technology”) to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology. During this period of time, the Company may also evaluate its interest in having an exclusive license to the Technology for use with opioid antagonists to treat, diagnose, predict, detect or prevent any disease, disorder, state, condition or malady in humans (the “Possible License”). Aegis has granted the Company an exclusive option to obtain the Possible License for a certain period after the study is completed. In consideration of the license granted to the Company pursuant to the Aegis Agreement, the Company is required to pay to Aegis a nonrefundable study fee.

On October 6, 2015, Opiant entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate Aegis’ Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate the Technology until February 13, 2016. The Company elected to further extend the period during which the Company could evaluate the Technology through August 11, 2016.

On September 22, 2015, Opiant received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, and December 23, 2015, the Company received $618,000 and $715,500 from the foundation in exchange for a 0.824% and 0.954% interests, respectively, in the Company’s treatments covered by the commitment agreement. The Company will defer recording revenue until such time as the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

On February 17, 2016, Opiant announced the first convening of its medical advisory board in 2016 to discuss its development programs in substance use, addictive and eating disorders.

Results of Operations

The following compares Opiant’s operations for the three months ended January 31, 2016 to the same period at January 31, 2015.

Revenues

Opiant had revenue of $6,860,000 and $560,000 during the three months ended January 31, 2016 and 2015, respectively. The increase in revenue during the three month period ended January 31, 2016 was partially the result of recognizing $4,800,000 of revenue from the sale of net profit interests in the Company’s treatment to reverse opioid overdoses. The revenue from these sales was recognized during the three months ended January 31, 2016, because either the investment did not contain an option to exchange net profit interests for shares or the product was approved by the FDA and marketed, which negated the investor’s option to exchange net profit interests for shares, and the research and development work related to the product was completed as of January 31, 2016. The Company also recognized $2,060,000 of revenue derived from the Adapt Agreement during the period ended January 31, 2016, which included $2,000,000 received as a result of the FDA’s approval of NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, one of the milestones set forth in the Adapt Agreement. Revenue for the period ended January 31, 2015, was solely derived from the Adapt Agreement.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $2,485,578 and $2,138,609 for the three months ended January 31, 2016 and 2015, respectively. The increase in expenses as compared to the same period in the prior year was primarily due a general increase in operational costs.

Research and Development Expenses

Opiant spent $373,059 and $1,191,747 during the three months ended January 31, 2016 and 2015, respectively. The decrease was primarily due to decreased spending on research and development of the Company’s opioid overdose reversal treatment during the period ended January 31, 2016.

Interest Expense

During the three months ended January 31, 2016, interest expense decreased to $5,491 as compared to $19,370 at January 31, 2015. The decrease was due to a reduction in obligations connected to outstanding debt.

Net Income

Opiant had net income for the three months ended January 31, 2016 of $3,970,040 as compared to a net loss of $2,775,614 for the three months ended January 31, 2015. The increase in net income was due primarily to the increase in revenues during the period ended January 31, 2016 compared to the period ended January 31, 2015. The increase in net income was also the result of a decrease in research and development expenses during the period ended January 31, 2016 compared to the period ended January 31, 2015.

The following compares Opiant’s operations for the six months ended January 31, 2016 to the same period at January 31, 2015.

Revenues

Opiant had revenue of $6,980,000 and $560,000 of revenue during the six months ended January 31, 2016 and 2015 respectively. The increase in revenue during the six month period ended January 31, 2016 was partially the result of recognizing $4,800,000 of revenue from the sale of net profit interests in the Company’s treatment to reverse opioid overdoses. The revenue from these sales was recognized during the six months ended January 31, 2016, because either the investment did not contain an option to exchange net profit interests for shares or the product was approved by the FDA and marketed, which negated the investor’s option to exchange net profit interests for shares, and the research and development work related to the product was completed as of January 31, 2016. The Company also recognized $2,180,000 of revenue derived from the Adapt Agreement during the period ended January 31, 2016, which included $2,000,000 received as a result of the FDA’s approval of NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, one of the milestones set forth in the Adapt Agreement. Revenue for the period ended January 31, 2015, was solely derived from the Adapt Agreement.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $13,276,958 and $2,846,622 for the six months ended January 31, 2016 and 2015, respectively. The increase in expenses as compared to the same period in the prior year was primarily due to an increase in stock-based compensation recorded during the six months ended January 31, 2016 as compared to the six months ended January 31, 2015.

Research and Development Expenses

Opiant spent $802,509 and $1,243,848 during the six months ended January 31, 2016 and 2015, respectively. The decrease was primarily due to decreased in spending on research and development of the Company’s opioid overdose reversal treatment during the period ended January 31, 2016.

Interest Expense

During the six months ended January 31, 2016, interest expense decreased to $11,319 as compared to $27,582 at January 31, 2015. This decrease was due to a reduction in obligations connected to outstanding debt.

Net Loss

The comparable net loss for the six months ended January 31, 2016 was $7,139,977 as compared to the net loss of $3,550,951 for the six months ended January 31, 2015. This increased net loss was due primarily to the increase in general and administrative expenses, particularly stock-based compensation. This increase was offset by an increase in revenues and a decrease in research and development expenses during the six months ended January 31, 2016.

Liquidity and Capital Resources

Opiant’s cash balance at January 31, 2016, was $1,281,556 together with $6,232,216 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance will not be sufficient to fund the Company’s operations for the next twelve months. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to the terms of the Adapt Agreement.

During the six months ended January 31, 2016, Opiant received $2,180,000 of revenue pursuant to the Adapt agreement and $1,833,500 in funding in exchange for interests in the Company’s treatments covered by commitment agreements. As stated above, the Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products to sustain the implementation of the Company’s business plan unless sufficient revenues are generated. The Company also expects to receive funds pursuant to the terms of the Adapt Agreement.

The financial position of Opiant at January 31, 2016 showed an increase of $840,593 in assets from July 31, 2015 of $487,795 to $1,328,388. This was due to an increase in the Company’s cash position of $847,339, which was due to the Company receiving funding of its operations in exchange for interests in the Company’s treatments covered by commitment agreements and the Company receiving payments pursuant to the Adapt Agreement. The liabilities decreased from $8,874,520 at July 31, 2015 to $6,232,216 at January 31, 2016. This decrease was a result of a decrease in accounts payable and accrued liabilities of $280,245, a decrease in amounts due to related parties and a decrease in deferred revenue of $2,966,500. This decrease was offset by an increase is the accrual of officer salaries of $734,441.

Going Concern

Opiant has not attained profitable operations and is dependent upon obtaining financing and revenues to develop the Company’s pipeline. In their report on the Company’s financial statements at January 31, 2016 and July 31, 2015, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Opiant has incurred significant losses, a working capital deficit as of January 31, 2016 of $2,590,077 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional financing in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. Such funds may also be derived pursuant to licensing agreements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. These financial statements do not include any adjustments that might result from this uncertainty

Plan of Operation

During the next year, Opiant aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

At this time, Opiant cannot provide investors with any assurance that the Company will be able to generate sufficient revenues and/or obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company anticipates that if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s prospective products. The Company does not have any arrangements in place for any future funding. The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.

Notwithstanding the foregoing, NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose is currently being marketed by Adapt and the Company expects to receive funds pursuant to the terms of the Adapt Agreement.

Critical Accounting Policies and Estimates

Opiant believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

Opiant prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Company’s board of directors; however, actual results could differ from those estimates.

Opiant issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Opiant issues options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, Opiant estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

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

Revenue Recognition

Opiant recognizes revenues from nonrefundable, up-front license fees related to collaboration agreements, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur or manufacturing services are expected to be provided. When the period of performance is based on the period over which research and/or development is expected to occur, the Company is required to make estimates regarding drug development and commercialization timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change.

In addition, Opiant evaluates each arrangement to determine whether or not it qualifies as a multiple-deliverable revenue arrangement under ASC 605-25. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the research and development services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining research and development itself, and when the Company has no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

Licensing Agreements

Opiant has received payments upon Adapt reaching various regulatory milestones and the Company could receive additional sales and regulatory milestone payments, and royalties, in the future. In addition, pursuant to the Adapt Agreement, the Company was required to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. The Company fulfilled its requirement to contribute $2,500,000 during the three months ended October 31, 2015.

Opiant recognizes revenue for fees related to participation in the initial development plan and joint development committee calls as revenue once the fee is received and the Company has performed the required services for the period.

Treatment Investments

With respect to investments in interests in Opiant’s treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Off-Balance Sheet Arrangements

Opiant has no off-balance sheet arrangements as of January 31, 2016 and July 31, 2015.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by Opiant as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Opiant’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of January 31, 2016, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified in Item 9A of the Company’s Annual Report on Form 10-K filed with the SEC on October 26, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Opiant’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There has not been a material change in Opiant’s risk factors since the Company filed its Annual Report on Form 10-K with the SEC on October 26, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2015, Opiant issued 10,000 shares in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $80,500.

On October 6, 2015, the Opiant issued 13,697 shares of the Company’s common stock pursuant to an amendment to an agreement to use certain technology owned by Aegis Therapeutics, LLC that extended the period of time during which the Company could evaluate Aegis’ Technology until February 13, 2016.

On November 19, 2015, Opiant issued 14,327 shares of common stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued at market and amounted to $120,347.

On December 18, 2015, Opiant issued 7,000 in exchange for services rendered. The shares issued in this transaction were valued at market and amounted to $64,050.

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

OPIANT PHARMACEUTICALS, INC.

Date: March 15, 2016	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 15, 2016	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)