Form 10-Q
period 2016-04-30
OPIANT PHARMACEUTICALS, INC.
filed 2016-06-08
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 8, 2016, there were 1,987,661 shares, $0.001 par value per share, of common stock outstanding.

OPIANT PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2016

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

3

Item 1.           Financial Statements (Unaudited)

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Index to Financial Statements

April 30, 2016 and 2015

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Balance Sheets (Unaudited)

As of April 30, 2016 and July 31, 2015

	April 30,	July 31,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$2,363,465	$434,217
Prepaid insurance	70,376	33,143
Total current assets	2,433,841	467,360

Other assets
Computer equipment (net of accumulated amortization of $158 at April 30, 2016 and $0 at July 31, 2015)	6,370	-
Patents and patent applications (net of accumulated amortization of $8,044 at April 30, 2016 and $7,015 at July 31, 2015)	19,406	20,435

Total assets	$2,459,617	$487,795

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$206,821	$315,460
Accrued salaries and wages	3,630,596	3,129,060
Deferred revenue	250,000	-
Due to related parties	-	130,000
Total current liabilities	4,087,417	3,574,520

Deferred revenue	2,083,500	5,300,000
Total liabilities	6,170,917	8,874,520

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized;
1,981,433 shares issued and outstanding at April 30, 2016 and 1,841,866 shares issued and outstanding at July 31, 2015	1,981	1,842
Additional paid-in capital	56,381,654	44,982,519
Accumulated deficit	(60,094,935)	(53,371,086)
Total stockholders' deficit	(3,711,300)	(8,386,725)
Total liabilities and stockholders' deficit	$2,459,617	$487,795

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Operations (Unaudited)

For the three and nine months ended April 30, 2016 and 2015

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenue	$2,605,097	$120,000	$9,585,097	$680,000

Operating expenses
General and administrative	1,130,730	1,863,512	14,407,688	4,710,134
Research and development	1,062,505	96,906	1,865,014	1,340,754
Total operating expenses	2,193,235	1,960,418	16,272,702	6,050,888

Income (loss) from operations	411,862	(1,840,418)	(6,687,605)	(5,370,888)

Other income (expense)
Interest income (expense)	-	4,102	(11,319)	(23,480)
Income (loss) on foreign exchange	4,266	(14,379)	(24,925)	(7,278)
Total other income (expense)	4,266	(10,277)	(36,244)	(30,758)

Income (loss) before provision for income taxes	416,128	(1,850,695)	(6,723,849)	(5,401,646)

Provision for income taxes	-	-	-	-

Net income (loss)	$416,128	$(1,850,695)	$(6,723,849)	$(5,401,646)

Basic income (loss) per common share	$0.22	$(1.01)	$(3.57)	$(2.99)
Diluted income (loss) per common share	$0.15	$(1.01)	$(3.57)	$(2.99)

Basic weighted average common shares outstanding	1,916,554	1,830,134	1,882,088	1,803,634
Diluted weighted average common shares outstanding	2,734,760	1,830,134	1,882,088	1,803,634

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Stockholders' Deficit (Unaudited)

For the nine months ended April 30, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

Stock issued for services	123,852	124	1,215,595	-	1,215,719

Stock issued upon the exercise of options	15,715	15	(15)	-	-

Stock based compensation from issuance of stock options	-	-	10,183,555	-	10,183,555

Net loss	-	-	-	(6,723,849)	(6,723,849)

Balance at April 30, 2016	1,981,433	$1,981	$56,381,654	$(60,094,935)	$(3,711,300)

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Cash Flows (Unaudited)

For the nine months ended April 30, 2016 and 2015

	For the
	Nine Months Ended
	April 30,	April 30,
	2016	2015

Cash flows used in operating activities
Net loss	$(6,723,849)	$(5,401,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,187	1,030
Issuance of common stock for services	1,215,719	305,825
Stock based compensation from issuance of options	10,183,555	911,256
Stock based compensation from issuance of warrants	-	409,312

Changes in assets and liabilities:
Increase in prepaid insurance	(37,233)	(26,903)
Decrease in deferred revenue	(4,300,000)	-
Decrease in accounts payable	(108,639)	(124,558)
Increase (decrease) in accrued salaries and wages	501,536	841,613
Net cash provided by (used in) operating activities	732,276	(3,084,071)

Cash flows used in investing activities
Purchase of equipment	(6,528)	-
Net cash used in investing activities	(6,528)	-

Cash flows provided by financing activities
Proceeds from related parties notes payable	151,191	-
Payments of related parties notes payable	(281,191)	(220,000)
Investment received in exchange for royalty agreement	1,333,500	4,388,530
Net cash provided by financing activities	1,203,500	4,168,530

Net increase in cash and cash equivalents	1,929,248	1,084,459
Cash and cash equivalents, beginning of period	434,217	254,770
Cash and cash equivalents, end of period	$2,363,465	$1,339,229

Supplemental disclosure
Interest paid during the period	$78,865	$-
Taxes paid during the period	$-	$-

Non-Cash Transactions
Cashless exercise of options	$15	$-

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Notes to Unaudited Financial Statements

For the nine months ended April 30, 2016 and 2015

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

The results of operations for the nine months ended April 30, 2016 are not necessarily indicative of the results for the full fiscal year ending July 31, 2016.

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

2.           Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses, has a working capital deficit as of April 30, 2016 of $1,653,576 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional financing in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s current and/or prospective products. Such funds may also be derived pursuant to licensing agreements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. These financial statements do not include any adjustments that might result from this uncertainty.

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

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below:

	For the Three Months Ended April 30,
	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	416,128	1,916,554	0.22	(1,850,695)	1,830,134	(1.01)
Effective of Dilutive Securities:
Stock options and warrants	–	818,206	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	416,128	2,734,760	0.15	(1,850,695)	1,830,134	(1.01)

	For the Nine Months Ended April 30,
	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	(6,723,849)	1,882,088	(3.57)	(5,401,646)	1,803,634	(2.99)
Effective of Dilutive Securities:
Stock options and warrants	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	(6,723,849)	1,882,088	(3.57)	(5,401,646)	1,803,634	(2.99)

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.            Related Party Transactions

At July 31, 2015, the Company had loans outstanding with each of its three executive officers, all of whom are directors, in the total amount of $130,000. In December 2014, the agreements were amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts. The loans were unsecured. During the nine months ended April 30, 2016, the Company fully repaid the loans and interest payable.

During the nine months ended April 30, 2016, the Company received loans from each of its three executive officers, all of whom are directors, totaling $151,191. The loans bore interest at 6% per annum until January 31, 2016. During the nine months ended April 30, 2016, the Company fully repaid the loans and interest payable.

5.            Deferred Revenue

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not approved by the FDA within 24 months the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, the Company recognized $300,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of April 30, 2016.

On July 22, 2014, the Company received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not approved by the FDA or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of April 30, 2016.

On September 9, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of April 30, 2016.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months, the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed as of April 30, 2016.

On September 22, 2015, the Company received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, the Company received an initial investment of $618,000 from the foundation in exchange for a 0.824% interest in the Company’s treatments covered by the commitment agreement. On December 23, 2015, the Company made a capital call of $715,500 from the foundation in exchange for a 0.954% interest in the Company’s treatments covered by the commitment agreement.

On December 8, 2015, the Company entered into an agreement with an individual investor to receive $500,000 for use by the Company for any purpose, which $500,000 was to be invested by December 18, 2015. In exchange for this funding, the Company has agreed to provide the investor with a 0.75% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.75% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. The investor also had an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. If such investment were made, then the investor also would have rights with respect to its 1.50% interest if the treatment were sold or the Company were sold. Additionally, the Company would be able to buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback could be for a portion of the interest rather than for the entire interest. This option expired unexercised. During the nine months ended April 30, 2016, the Company recognized $500,000 as revenue because the investment did not contain an option to receive shares, and the research and development work related to the product was completed as of April 30, 2016.

6.           Stockholders’ Equity

Common Stock

Pursuant to an agreement dated September 1, 2015, the Company issued 10,000 shares in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $80,500.

On October 6, 2015, the Company issued 13,697 shares of the Company’s common stock pursuant to the agreement described in Note 7. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152.

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

On December 16, 2015, the Company entered into a services agreement with a term of one year. Pursuant to the agreement, the Company issued 7,000 shares of common stock on December 18, 2015 and 9,000 shares of common stock on March 21, 2016 in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $64,050 and $94,500 respectively. In addition, the Company agreed to issue 11,000 shares of common stock by June 30, 2016 and 13,000 shares of common stock by September 30, 2016. At April 30, 2016, the Company had recorded $121,760 of stock-based compensation for the additional 24,000 shares to be issued by September 30, 2016.

On February 1, 2016, the Company issued 5,500 shares of the Company’s common stock to a consultant for consulting services. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $57,750.

On February 8, 2016, the Company issued 10,746 shares of the Company’s common stock pursuant to the agreement described in Note 7. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,385.

On March 8, 2016, the Company issued 3,582 shares of common stock to a consultant as a result of the first commercial sale of NARCAN® Nasal Spray by Adapt Pharma Operations Limited in the U.S. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $32,775.

On March 25, 2016, the Company issued 15,715 shares of common stock as a result of the cashless exercise of 30,000 options.

On April 26, 2016, the Company issued 50,000 shares of common stock pursuant to the agreement described in Note 7. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $431,500.

Stock Options

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On October 27, 2015, the Company granted 1,437,500 cashless stock options to the board of directors and a senior executive of the Company. These options have an exercise price of $7.25, a term of 10 years and vested immediately. Each stock option is fully vested on the date of grant, but may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the FDA of the New Drug Application with respect to the opioid overdose reversal treatment, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. As of April 30, 2016, the conditions for exercisability were met and the options were fully exercisable. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $10,062,500 which have been fully recognized as expense for the nine months ended April 30, 2016.

The Company also recognized stock based compensation expense of $121,055 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the nine months ended April 30, 2016 were as follows:

Market value of stock on measurement date	$7.00
Risk-free interest rate	2.05%
Dividend yield	0%
Volatility factor	373%
Term	10 years

Stock option activity for nine months ended April 30, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,157,500	$9.42	$7.58
Granted	1,437,500	7.25
Exercised	(30,000)	5.00
Outstanding at April 30, 2016	4,565,000	$8.77	$7.68	$5,969,725
Exercisable at April 30, 2016	4,277,500	$8.37	$8.07	$5,969,725

A summary of the status of the Company’s non-vested options as of April 30, 2016 and changes during the nine months ended April 30, 2016 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2015	37,500	$3.85

Granted	1,437,500	7.00
Vested	(1,450,000)	7.01

Non-vested at April 30, 2016	25,000	$3.85

At April 30, 2016, there was $44,352 of unrecognized compensation costs related to non-vested stock options.

Warrants

Warrant activity for the nine months ended April 30, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	1,338,552	$19.53	3.55	$–
Issued	–		–	–
Expired	(119,767)	35.14	–	–
Outstanding at April 30, 2016	1,218,785	$17.99	3.11	$34,144
Exercisable at April 30, 2016	493,785	$22.39	5.22	$34,144

7.            Licensing Agreement

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

During February 2016, the Company elected to further extend the period of time during which the Company could evaluate Aegis’ Technology until August 11, 2016. The Company paid Aegis $75,000 and issued 10,746 shares of the Company’s common stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,385.

On April 26, 2016 (the “Amendment Date”), the Company and Aegis entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated License Agreement”) which amends and restates in its entirety the Material Transfer, Option and Research License Agreement, dated as of December 1, 2014, by and between the Company and Aegis. Under the Restated License Agreement, the Company has been granted an exclusive royalty-free research license, for a period of time (the “Compound Research Period”) to Aegis’ proprietary delivery enhancement and stabilization agents, including, but not limited to, Aegis’ ProTek® and Intravail® technologies (collectively, the “Technology”) to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology (the “Study”) and evaluate the Company’s interest in licensing the Technology through use of the Compound in additional studies.

The Company agreed to pay Aegis (i) an aggregate of $300,000, of which the Company may elect to pay up to 50% by issuing shares of the Company’s common stock, par value $0.001 per share, to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s common stock over the 20 trading days preceding the date of payment as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of common stock as partial consideration for entering into the Restated License Agreement. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $431,500. The Company exercised such extensions through payment of the first and second extension fees prior to October 13, 2015 and prior to February 13, 2016, respectively. The Restated License Agreement shall expire on the earlier of (i) the expiration of the “Opiant Negotiation Periods” (as defined in the Restated License Agreement) and (ii) on 30 days prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a “Product”, defined as (i) pharmaceutical formulations containing the Compound as an active ingredient and (ii) Aegis’s proprietary chemically synthesizable excipient(s), including without limitation the Intravail® excipients.

During the term of the Restated License Agreement, the Company has a right of first refusal and option to add any, or all of the “Additional Compounds” (as defined in the Restated License Agreement), which the Company may exercise at any time upon written notice to Aegis. The Company has granted Aegis a co-exclusive license with the Company to use the data from the Company’s Studies under the Restated License Agreement for certain purposes. Pursuant to the Restated License Agreement, Aegis granted the Company an exclusive option (the “Opiant Option”) to obtain an exclusive, worldwide, royalty-bearing license (with the right to grant sublicenses through multiple tiers) under Aegis’s interests in the Technology and any “Joint Invention” (as such term is defined in the Restated License Agreement) to the Technology to research, develop, make, have made, use, sell, offer for sale, and import products containing the “Compound” (as defined in the Restated License Agreement) or an Additional Compound. The Company may exercise such Opiant Option with respect to the Compounds by written notice to Aegis within 90 days of the completion of the Study for (i) the Compounds or (ii) the Additional Compounds. In the event the Company exercises the Opiant Option, the parties have 120 days to negotiate and execute a definitive license agreement.

8.            Subsequent Events

On May 17, 2016, the Company granted 70,000 cashless stock options to two new members of the board of directors of the Company. These options have an exercise price of $10.00, and a term of 5 years. The options vest as follows: 23,334 vest upon the uplisting of the Company to the NASDAQ Stock Market; 23,334 vest upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors; and 23,332 vest upon the first submission of a new drug application to the FDA.

On May 18, 2016, the Company made a capital call of $266,500 from the foundation in exchange for a 0.355% interest in the Company’s treatments covered by the September 22, 2015 commitment described in Note 5.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended April 30, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

The Company’s strategy is to develop pharmacological treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has worked on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015, and is marketed by Adapt Pharma Limited.

In December 2014, the Company effected a one-for-one hundred reverse stock split of its common stock (the “1:100 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 191 million shares to approximately 1.91 million shares as of March 30, 2016. Unless otherwise noted, all shares amounts listed in this Report been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock splits occurred prior to the issuance of such shares.

The Company has been focused on developing: (i) a treatment to reverse opioid overdoses, (ii) a treatment for overweight and obese patients with Binge Eating Disorder (“BED”), and (iii) a treatment for Cocaine Use Disorder.

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine that can reverse the overdose of prescription and illicit opioids and that historically has been available through injection. The Company’s intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

On March 14, 2014, the Company filed U.S. Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 1.5% interest if the treatment is sold or the Company is sold. If the product is not introduced to the market and not approved for marketing within 24 months, the investor will have a 60 day option to receive 37,500 shares of common stock in lieu of the 1.5% interest in the product. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, specifically, during the Company’s second fiscal quarter that ended on January 31, 2016, the Company recognized $300,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed.

On July 9, 2014, the Company filed U.S. Provisional Application No. 62/022,268 with respect to the Company’s treating opioid overdoses through the administration of intranasal naloxone.

On July 22, 2014, the Company received a $3,000,000 commitment, from which the Company has the right to make capital calls, from a foundation for the research, development, marketing, commercialization, and any other activities connected to the Company’s treatment to reverse opioid overdoses, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 6.0% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 6.0% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not approved by the U.S. Food and Drug Administration or an equivalent body in Europe for marketing and is not actually marketed within 24 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the treatment at a rate of 10 shares for every dollar of its investment. On July 28, 2014 the Company received an initial investment of $111,470 from the foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614, and $988,043, respectively, from the foundation in exchange for 0.844687%, 0.888906%, 2.067228%, and 1.976085% interests, respectively, in the net profit as related to the Company’s treatment to reverse opioid overdoses. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, specifically, during the Company’s second fiscal quarter that ended on January 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed.

On September 9, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, specifically, during the Company’s second fiscal quarter that ended on January 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed.

On October 31, 2014, the Company entered into an agreement and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the net profit as related to the Company’s treatment to reverse opioid overdoses. Net profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.98% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months the investor will have a 60 day option to receive 50,000 shares of common stock in lieu of the interest in the product. The product was approved by the FDA during the nine month period ended April 30, 2016 and as result the investor will not receive the option to receive shares. During the nine months ended April 30, 2016, specifically, during the Company’s second fiscal quarter that ended on January 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of common stock was removed, and the research and development work related to the product was completed.

On December 15, 2014, the Company and Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company, entered into a license agreement (the “Adapt Agreement”). Pursuant to the agreement Adapt has received from the Company a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment. In exchange for licensing its treatment to Adapt, the Company could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. The Adapt Agreement provided for an upfront and nonrefundable payment of $500,000, and monthly payments for up to one year for participation in joint development committee calls and the production and submission of an initial development plan. The Adapt Agreement also required the Company to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. The Company fulfilled its requirement to contribute $2,500,000 during the three months ended October 31, 2015.

On February 17, 2015, the Company announced that Adapt received Fast Track designation by the FDA.

On April 22, 2015, the Company announced that Adapt successfully completed a pharmacokinetic study of intranasal naloxone. This study had been designed and conducted by the Company in collaboration with NIDA. The pharmacokinetic study compared intranasal naloxone with an injectable formulation of naloxone. The study met its objectives and demonstrated the intranasal formulation of naloxone delivered the targeted naloxone dose as expected.

On June 3, 2015, the Company announced that Adapt commenced a rolling submission of a New Drug Application (“NDA”) to the FDA for a nasal spray formulation of naloxone. A rolling submission allows completed portions of the NDA to be submitted and reviewed by the FDA on an ongoing basis.

On July 29, 2015, the Company announced that Adapt submitted a NDA to the FDA for NARCAN® (naloxone hydrochloride) Nasal Spray, an investigational drug intended to treat opioid overdose.

On November 18, 2015, the FDA approved NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt.

On December 8, 2015, the Company entered into an agreement with an individual investor to receive $500,000 for use by the Company for any purpose, which $500,000 shall be invested by December 18, 2015. In exchange for this funding, the Company has agreed to provide the investor with a 0.75% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. Net Profit includes the pre-tax profit received by the Company derived from the sale of the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. The investor also has rights with respect to its 0.75% interest if the treatment is sold or the Company is sold. Additionally, the Company may buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. The investor also had an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the Net Profit as related to the Company’s treatment to reverse opioid overdoses. If such investment were made, then the investor also would have rights with respect to its 1.50% interest if the treatment were sold or the Company were sold. Additionally, the Company would be able to buyback interests from the investor within two and one half years or after two and a half years but no later than four years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback could be for a portion of the interest rather than for the entire interest. This option expired unexercised. During the nine months ended April 30, 2016, specifically, during the Company’s second fiscal quarter that ended on January 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain an option to receive shares, and the research and development work related to the product was completed.

On December 15, 2015, the Company announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN® (naloxone hydrochloride) Nasal Spray.

On January 19, 2016, the Company announced that Adapt announced that it reached an agreement to facilitate the purchase of NARCAN® (naloxone hydrochloride) Nasal Spray by offering its discounted public interest price to 62,000 agencies in state and local government and the non-profit sector. Adapt, in partnership with the National Association of Counties, National Governors Association, National League of Cities, and United States Conference of Mayors, will offer NARCAN® (naloxone hydrochloride) Nasal Spray at a discounted public interest price of $37.50 per dose ($75 for a 2 pack carton) through the U.S. Communities Purchasing Alliance and Premier, Inc. Adapt’s discounted public interest price has been available to qualifying group purchasers, such as law enforcement, firefighters, first responders, departments of health, local school districts, colleges and universities, and community-based organizations.

On January 27, 2016, the Company announced that Adapt announced two national programs at the Clinton Health Matters Initiative Activation Summit to assist in efforts to address the growing risk of opioid overdose among American high school students. Adapt offered a free carton of NARCAN® (naloxone hydrochloride) Nasal Spray to all high schools in the U.S. through the state departments of education. This program will collaborate with the Clinton Health Matters Initiative, an initiative of the Clinton Foundation, as part of its work to scale naloxone access efforts nationally. In addition, Adapt provided a grant to the National Association of School Nurses (NASN) to support their educational efforts concerning opioid overdose education materials.

On March 7, 2016, the Company announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S.

On April 29, 2016, the Company received $105,097 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the first calendar quarter of 2016.

On May 6, 2016, the Company announced that Adapt submitted a new drug submission (NDS) for NARCAN® (naloxone hydrochloride) Nasal Spray to Health Canada.

Binge Eating Disorder

The Company has been developing a treatment for BED. The Company considers naloxone to be a potentially compelling drug for the pharmacological treatment of BED. It has a well-known safety profile and has the potential to block the reward that patients experience from bingeing.

On May 23, 2013, the Company presented the results of the Company’s Phase II clinical trial of its nasal spray treatment for BED at the American Psychiatric Association (“APA”) Annual Meeting in San Francisco. BED has been added to the fifth edition of the APA’s Diagnostic and Statistical Manual of Mental Disorders (“DSM-5”), which was launched at the APA Annual Meeting. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment, and research. BED is defined in the DSM-5 chapter on Feeding and Eating Disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress.

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

On September 17, 2014, the Company entered into an agreement and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED treatment product and pay the investor 1.0% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 62,500 shares of common stock in lieu of the 1.0% interest in the product.

On July 20, 2015, the Company entered into an agreement and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product and pay the investor 0.5% of the net profit generated from this treatment in perpetuity. Net profit is defined as the pre-tax profit generated from the product after the deduction of all expenses incurred by and payments made by the Company in connection with the product, including but not limited to an allocation of Company overhead. If the product is not approved by the FDA within 36 months the investor will have a sixty day option to receive 25,000 shares of common stock in lieu of the 0.5% interest in the product.

The Company now aims to collaborate with other parties and progress its drug development program for BED.

Cocaine Use Disorder

The Company is developing a treatment for Cocaine Use Disorder (“CocUD”). There are approximately 1.5 million current cocaine users in the U.S., as reported by The Substance Abuse and Mental Health Services Administration (SAMHSA).

Cocaine is often used in a binge pattern. Taking the drug repeatedly within a relatively short period of time, at increasingly higher doses, can easily lead to addiction, a chronic relapsing disease caused by changes in the brain and characterized by uncontrollable drug-seeking no matter the consequences. Cocaine is a strong central nervous system stimulant that increases levels of the neurotransmitter dopamine in brain circuits regulating pleasure and movement, with the opioid system strongly linked to the dopamine reward circuitry.

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

On December 23, 2015, the Company announced that an opioid antagonist drug will be tested in patients with CocUD at the University of Pennsylvania. The study will be conducted by the Department of Psychiatry at the Perelman School of Medicine at the University of Pennsylvania, and began recruitment in December 2015. Funded by a Medications Development Centers of Excellence Cooperative (U54) Program from NIDA, the study plans to use functional Magnetic Resonance Imaging (fMRI) to better understand the impact of an opioid antagonist drug in the brain of patients with CocUD. The study plans to test its impact on brain networks related to addiction-relevant processes, such as reward and inhibition.

Other Activities

On December 1, 2014, the Company and Aegis Therapeutics, LLC (“Aegis”), entered into a Material Transfer, Option and Research License Agreement (the “Initial Aegis Agreement”) that provides the Company with an exclusive royalty-free research license for a period of time to Aegis’ proprietary delivery enhancement and stabilization agents, including Aegis’ ProTek® and Intravail® technologies (collectively, the “Technology”) to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology (the “Study”). During this period of time, the Company may also evaluate its interest in having an exclusive license to the Technology for use with opioid antagonists to treat, diagnose, predict, detect or prevent any disease, disorder, state, condition or malady in humans (the “Possible License”). Aegis has granted the Company an exclusive option to obtain the Possible License for a certain period after the study is completed. In consideration of the license granted to the Company pursuant to the Initial Aegis Agreement, the Company is required to pay to Aegis a nonrefundable study fee.

On October 6, 2015, the Company entered into an amendment to the Initial Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate Aegis’ Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate the Technology until February 13, 2016. The Company elected to further extend the period during which the Company could evaluate the Technology through August 11, 2016.

On September 22, 2015, the Company received a $1,600,000 commitment from a foundation, from which the Company has the right to make capital calls, for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, certain operating expenses, and any other purpose consistent with the goals of the foundation. In exchange for funds invested by the foundation the Company agreed to provide the foundation with pro-rata share up to a 2.1333% interest in the Net Profit as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment. Net profit is defined as any pre-tax revenue received by the Company that was derived from the sale of the products less any and all expenses incurred by and payments made by the Company in connection with the products, including but not limited to an allocation of Company overhead. The foundation also has rights with respect to its up to 2.1333% interest if the products are sold or the Company is sold. Additionally, the Company may buyback interests from the foundation within two and one half years or after two and a half years of the initial investment at a price of two times or three and a half times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the interest rather than for the entire interest. If a product is not introduced to the market within 36 months the foundation will have a 60 day option to receive shares of the Company’s common stock in lieu of the interest in the product at a rate of one-tenth of a share for every dollar of its investment. On October 6, 2015, December 23, 2015, and May 18, 2016, the Company received $618,000, $715,500, and $266,500 from the foundation in exchange for a 0.824%, 0.954%, and 0.355% interests, respectively, in the Company’s treatments covered by the commitment agreement.  The Company will defer recording revenue until such time as the option expires or milestones are achieved that eliminates the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

On April 26, 2016 (the “Amendment Date”), the Company and Aegis entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated License Agreement”) which amends and restates in its entirety the Initial Aegis Agreement. Under the Restated License Agreement, the Company has been granted an exclusive royalty-free research license to Aegis’ Technology, for a period of time (the “Compound Research Period”), to enable the Company to conduct the Study and evaluate the Company’s interest in licensing the Technology through use of the Compound in additional studies.

The Company agreed to pay Aegis (i) an aggregate of $300,000, of which the Company may elect to pay up to 50% by issuing shares of the Company’s common stock, par value $0.001 per share, to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s common stock over the 20 trading days preceding the date of payment as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of common stock as partial consideration for entering into the Restated License Agreement. The Company exercised such extensions through payment of the first and second extension fees prior to October 13, 2015 and prior to February 13, 2016, respectively. The Restated License Agreement shall expire on the earlier of (i) the expiration of the “Opiant Negotiation Periods” (as defined in the Restated License Agreement) and (ii) on 30 days prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a “Product”, defined as pharmaceutical formulations containing certain ingredients of Aegis’ proprietary technology.

The Company agreed to pay Aegis (i) an aggregate of $300,000, of which the Company may elect to pay up to 50% by issuing shares of the Company’s common stock, par value $0.001 per share, to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s common stock over the 20 trading days preceding the date of payment as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of common stock as partial consideration for entering into the Restated License Agreement. The Company exercised such extensions through payment of the first and second extension fees prior to October 13, 2015 and prior to February 13, 2016, respectively. The Restated License Agreement shall expire on the earlier of (i) the expiration of the “Opiant Negotiation Periods” (as defined in the Restated License Agreement) and (ii) on 30 days prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a “Product”, defined as (i) pharmaceutical formulations containing the Compound as an active ingredient and (ii) Aegis’s proprietary chemically synthesizable excipient(s), including without limitation the Intravail® excipients pharmaceutical formulations containing certain ingredients of Aegis’ proprietary technology.

During the term of the Restated License Agreement, the Company has a right of first refusal and option to add any, or all of the “Additional Compounds” (as defined in the Restated License Agreement), which the Company may exercise at any time upon written notice to Aegis. The Company has granted Aegis a co-exclusive license with the Company to use the data from the Company’s Studies under the Restated License Agreement for certain purposes. Pursuant to the Restated License Agreement, Aegis granted the Company an exclusive option (the “Opiant Option”) to obtain an exclusive, worldwide, royalty-bearing license (with the right to grant sublicenses through multiple tiers) under Aegis’s interests in the Technology and any “Joint Invention” (as such term is defined in the Restated License Agreement) to the Technology to research, develop, make, have made, use, sell, offer for sale, and import products containing the “Compound” (as defined in the Restated License Agreement) or an Additional Compound. The Company may exercise such Opiant Option with respect to the Compounds by written notice to Aegis within 90 days of the completion of the Study for (i) the Compounds or (ii) the Additional Compounds. In the event the Company exercises the Opiant Option, the parties have 120 days to negotiate and execute a definitive license agreement. The terms of such license agreement have been contemplated and agreed upon by the parties under a letter agreement (the “Letter Agreement”). As partial consideration for exercising the Option, the Company shall pay Aegis a nonrefundable and noncreditable license issuance fee of $300,000 as of the effective date of the license agreement entered into by Company and Aegis, of which the Company may elect to pay up to 50% by issuing shares of the Company’s common stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s stock over the prior 20 trading days. In the event the Company exercises the Opiant Option specific to the “Opioid Field” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis an additional $100,000 fee and any such products in the Opioid Field shall be subject to the same milestones, royalties and other monetary obligations set forth in the Letter Agreement and summarized below.

Under the Letter Agreement containing the terms of such license, the Company will pay Aegis upon the achievement of each development milestone for a particular Compound or Additional Compound, ranging from $250,000 to $4,000,000 per achievement. Additionally, the Company is required to make minimum quarterly nonrefundable payments to Aegis in the amount of $25,000 (the “Quarterly Payments”), which Quarterly Payments are fully creditable and treated as a prepayment against future milestones or royalties. During the “Royalty Term” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis royalties (the “Royalties”) on annual net sales of (i) pharmaceutical formulations containing the Compound as an active ingredient and (ii) Aegis’s proprietary chemically synthesizable excipient(s), including without limitation the Intravail® excipients ((i) and (ii) together, the “Products”), ranging from (A) low single digits for Products with an aggregate annual “Net Sales” (as defined in Exhibit 1 to the Letter Agreement) during a calendar year of $50 million or less to (B) mid-single digits for Products with Net Sales of greater than $1 billion. Such Royalties are subject to reduction as provided in Exhibit 1 to the Restated Agreement but shall not be reduced by more than 50% of the regularly scheduled royalty payment.

The foregoing description of the Restated License Agreement and the Letter Agreement is qualified in its entirety by reference to the complete text of the Restated License Agreement and the Letter Agreement which are filed as exhibits to this Report. The Company is seeking confidential treatment for certain terms and provisions of the Restated License Agreement and the Letter Agreement.

On February 17, 2016, the Company announced the first convening of its medical advisory board in 2016 to discuss its development programs in substance use, addictive and eating disorders.

Results of Operations

The following compares Opiant’s operations for the three months ended April 30, 2016 to the same period at April 30, 2015.

Revenues

Opiant had revenue of $2,605,097 and $120,000 during the three months ended April 30, 2016 and 2015, respectively. The increase in revenue during the three month period ended April 30, 2016 was the result of revenue derived from the Adapt Agreement during the period ended April 30, 2016, which included $2,500,000 received as a result of the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S., one of the milestones set forth in the Adapt Agreement.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $1,130,730 and $1,863,512 for the three months ended April 30, 2016 and 2015, respectively. The decrease in expenses as compared to the same period in the prior year was primarily due to additional stock-based compensation expense recorded during the three months ended April 30, 2015 related to the grant of options and warrants during the period.

Research and Development Expenses

Opiant spent $1,062,505 and $96,906 during the three months ended April 30, 2016 and 2015, respectively. The increase was primarily due to additional stock-based compensation for research and development services during the 2016 period.

Interest Expense

During the three months ended April 30, 2016, interest expense decreased to $0 as compared to $4,102 at April 30, 2015. The decrease was due to a reduction in obligations connected to outstanding debt.

Net Income

Opiant had net income for the three months ended April 30, 2016 of $416,128 as compared to a net loss of $1,850,695 for the three months ended April 30, 2015. The increase in net income was due primarily to the increase in revenues during the period ended April 30, 2016 compared to the period ended April 30, 2015 and a decrease in general and administrative expenses during the period ended April 30, 2016 compared to the period ended April 30, 2015. The increase in net income was offset by an increase in research and development expenses during the period ended April 30, 2016 compared to the period ended April 30, 2015.

The following compares Opiant’s operations for the nine months ended April 30, 2016 to the same period at April 30, 2015.

Revenues

Opiant had revenue of $9,585,097 and $680,000 of revenue during the nine months ended April 30, 2016 and 2015 respectively. The increase in revenue during the nine month period ended April 30, 2016 was partially the result of recognizing $4,800,000 of revenue from the sale of net profit interests in the Company’s treatment to reverse opioid overdoses. The revenue from these sales was recognized during the nine months ended April 30, 2016, because either the investment did not contain an option to exchange net profit interests for shares or the product was approved by the FDA and marketed, which negated the investor’s option to exchange net profit interests for shares, and the research and development work related to the product was completed as of April 30, 2016. The Company also recognized $4,785,097 of revenue derived from the Adapt Agreement during the period ended April 30, 2016, which included $2,000,000 received as a result of the FDA’s approval of NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, and $2,500,000 received as a result of the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray, two of the milestones set forth in the Adapt Agreement.

General and Administrative Expenses

General and administrative expenses were incurred in the amount of $14,407,688 and $4,710,134 for the nine months ended April 30, 2016 and 2015, respectively. The increase in expenses as compared to the same period in the prior year was primarily due to an increase in stock-based compensation recorded during the nine months ended April 30, 2016 as compared to the nine months ended April 30, 2015.

Research and Development Expenses

Opiant incurred $1,865,014 and $1,340,754 of research and development expenses during the nine months ended April 30, 2016 and 2015, respectively. The increase was primarily due to an increase in stock-based compensation recorded during the nine months ended April 30, 2016 as compared to the nine months ended April 30, 2015.

Interest Expense

During the nine months ended April 30, 2016, interest expense decreased to $11,319 as compared to $23,480 at April 30, 2015. This decrease was due to a reduction in obligations connected to outstanding debt.

Net Loss

The comparable net loss for the nine months ended April 30, 2016 was $6,723,849 as compared to the net loss of $5,401,646 for the nine months ended April 30, 2015. This increased net loss was due primarily to the increase in general and administrative and research and development expenses, particularly stock-based compensation. This increase was offset by an increase in revenues during the nine months ended April 30, 2016.

Liquidity and Capital Resources

Opiant’s cash balance at April 30, 2016, was $2,363,465 together with $6,170,917 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance will not be sufficient to fund the Company’s operations for the next twelve months. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding, however, the Company anticipates that additional funding will come in the form of debt financing and/or equity financing from the sale of the Company’s common stock. During the nine months ended April 30, 2016, Opiant received $4,785,097 of revenue pursuant to the Adapt Agreement and $1,833,500 in funding in exchange for interests in the Company’s treatments covered by commitment agreements. In addition to debt financing and/or equity financing and similar to the funding received during the nine months ended April 30, 2016, funding of the Company may come in the form of financing from the sale of interests in the Company’s current and/or prospective products and/or from revenue received pursuant to the terms of the Adapt Agreement.

The financial position of Opiant at April 30, 2016 showed an increase of $1,971,822 in assets from July 31, 2015 of $487,795 to $2,459,617. This was due to an increase in the Company’s cash position of $1,929,248, which was due to the Company receiving funding of its operations in exchange for interests in the Company’s treatments covered by commitment agreements and the Company receiving payments pursuant to the Adapt Agreement. The liabilities decreased from $8,874,520 at July 31, 2015 to $6,170,917 at April 30, 2016. This decrease was a result of a decrease in accounts payable and accrued liabilities of $108,639, a decrease in amounts due to related parties and a decrease in deferred revenue of $2,966,500. This decrease was offset by an increase in the accrual of officer salaries of $501,536.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing and revenues to develop the Company’s pipeline. In their report on the Company’s financial statements at April 30, 2016 and July 31, 2015, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses, a working capital deficit as of April 30, 2016 of $1,653,576 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional financing in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s current and/or prospective products. Such funds may also be derived pursuant to licensing agreements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. These financial statements do not include any adjustments that might result from this uncertainty.

Plan of Operation

During the next year, the Company aims to broaden the Company’s product pipeline, and anticipates commencing further trials based on the Company’s existing as well as potential patents.

At this time, the Company cannot provide investors with any assurance that the Company will be able to generate sufficient revenues and/or obtain sufficient funding to meet the Company’s obligations over the next twelve months. The Company anticipates that if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock and/or in the form of financing from the sale of interests in the Company’s current and/or prospective products. The Company does not have any arrangements in place for any future funding. The Company may also seek to obtain short-term loans from the Company’s officers and directors to meet the Company’s short-term funding needs.

Notwithstanding the foregoing, NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose is currently being marketed by Adapt and the Company expects to continue to receive funds pursuant to the terms of the Adapt Agreement.

Critical Accounting Policies and Estimates

The Company believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

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

The Company issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

Revenue Recognition

The Company recognizes revenues from nonrefundable, up-front license fees related to collaboration agreements, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur or manufacturing services are expected to be provided. When the period of performance is based on the period over which research and/or development is expected to occur, the Company is required to make estimates regarding drug development and commercialization timelines. Because of the many risks and uncertainties associated with the development of drug candidates, these estimates regarding the period of performance may change.

In addition, the Company evaluates each arrangement to determine whether or not it qualifies as a multiple-deliverable revenue arrangement under ASC 605-25. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the research and development services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining research and development itself, and when the Company has no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

Licensing Agreements

The Company has received payments upon Adapt reaching various regulatory and sales milestones as well as royalty payments and the Company could receive additional sales and regulatory milestone payments, and royalties, in the future. In addition, pursuant to the Adapt Agreement, the Company was required to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. The Company fulfilled its requirement to contribute $2,500,000 during the three months ended October 31, 2015.

The Company recognized revenue for fees related to participation in the initial development plan and joint development committee calls as revenue once the fee is received and the Company has performed the required services for the period.

Treatment Investments

With respect to investments in interests in the Company’s treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of common stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of common stock, that transaction will be accounted for similar to a sale of shares of common stock for cash.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2016 and July 31, 2015.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2016, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified in Item 9A of the Company’s Annual Report on Form 10-K filed with the SEC on October 26, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.            Legal Proceedings.

None.

Item 1A.        Risk Factors.

There has not been a material change in the Company’s risk factors since the Company filed its Annual Report on Form 10-K with the SEC on October 26, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to an agreement dated September 1, 2015, the Company issued 10,000 shares in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $80,500.

On October 6, 2015, the Company issued 13,697 shares of the Company’s common stock pursuant to a licensing agreement. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152.

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

On December 16, 2015, the Company entered into a services agreement with a term of one year. Pursuant to the agreement, the Company issued 7,000 shares of common stock on December 18, 2015 and 9,000 shares of common stock on March 21, 2016 in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $64,050 and $94,500 respectively.

On February 1, 2016, the Company issued 5,500 shares of the Company’s common stock to a consultant for consulting services. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $57,750.

On February 8, 2016, the Company issued 10,746 shares of the Company’s common stock pursuant to a licensing agreement. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,385.

On March 8, 2016, the Company issued 3,582 shares of common stock to a consultant as a result of the first commercial sale of NARCAN® Nasal Spray by Adapt in the U.S. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $32,775.

On March 25, 2016, the Company issued 15,715 shares of common stock as a result of the cashless exercise of 30,000 options.

On April 26, 2016, the Company issued 50,000 shares of common stock pursuant to a licensing agreement. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $431,500.

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

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

On May 12, 2016, the Company announced the appointments of Gabrielle A. Silver, M.D., and Ann MacDougall to the board of directors of the Company.

Item 6.           Exhibits

Exhibit Number	Exhibit Title
10.1+	Amended and Restated Material Transfer, Option and Research License Agreement between Opiant Pharmaceuticals, Inc. and Aegis Therapeutics, LLC, execution date April 26, 2016 and effective as of December 1, 2014.

10.2+	Letter Agreement between Opiant Pharmaceuticals, Inc. and Aegis Therapeutics, LLC, dated April 26, 2016.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

OPIANT PHARMACEUTICALS, INC.

Date: June 8, 2016	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: June 8, 2016	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

