Form 10-K
period 2016-07-31
OPIANT PHARMACEUTICALS, INC.
filed 2016-10-28
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Registrant’s telephone number, including area code:

(424) 252-4756

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

As of January 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, was approximately $16,749,480.

As of October 17, 2016, the registrant had 2,021,577 shares of common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

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

ii

PART I

Item 1. Business.

Our Company

Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”), a Nevada corporation, is a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company’s fiscal year end is July 31.

The Company’s strategy is to develop pharmacological treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has worked on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015, and is marketed by Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company.

The Company has not consistently attained profitable operations and has historically depended upon obtaining sufficient financing to fund its operations. The Company anticipates if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and/or financings from the sale of interests in the Company’s prospective products and/or royalty transactions. However, the Company may not be able to generate sufficient revenues or raise sufficient funding to fund the Company’s operations.

The Company has not had a bankruptcy, receivership or similar proceeding. The Company has not had material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

In December 2014, the Company effected a one-for-one hundred reverse stock split of its Common Stock (the “1:100 Reverse Stock Split”) which decreased the number of shares of Common Stock issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares. Unless otherwise noted, all share amounts listed in this Annual Report have been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock split occurred prior to the issuance of such shares. Impacted amounts include but are not limited to shares of Common Stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred or Common Stock authorized resulting from the 1:100 Reverse Stock Split.

The Company developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. The Company plans to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. The Company aims to identify and progress drug development opportunities with the potential to file additional New Drug Applications (“NDA”) with the FDA within three years. The Company also plans to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, the Company plans to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

The Company’s current pipeline of product candidates includes a treatment for Binge Eating Disorder (“BED”), a treatment for Bulimia Nervosa (“BN”), a treatment for Cocaine Use Disorder (“CocUD”) and a heroin vaccine. The Company also is focused on other treatment opportunities.

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine that can reverse the overdose of prescription and illicit opioids and that historically has been available through injection. The Company’s intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

On April 16, 2013, the Company entered into an agreement and subsequently received funding from an investor, Potomac Construction Limited (“Potomac”), in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to the Company’s treatment to reverse opioid overdoses (the “Opioid Overdose Reversal Treatment Product”). In exchange for this funding, the Company agreed to provide the investor with a 6.0% interest (the “6.0% Investor Interest”) in the “OORT Net Profit” generated from the product in perpetuity. “OORT Net Profit” is defined as any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to product-related activities, which allocation shall be determined in good faith by the Company. The investor also has rights with respect to the 6.0% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product is not introduced to the market and not approved for marketing within 24 months, the investor will have a 60 day option to exchange its 6.0% Investor Interest for 75,000 shares of Common Stock of the Company. During the year ended July 31, 2015, the Company recognized $600,000 as revenue because the investor’s option to receive the shares of Common Stock expired unexercised, and the research and development work related to the product was completed as of July 31, 2015.

On May 30, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $150,000 for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest (the “2013 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2013 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved for marketing within 24 months of the date of the agreement, the investor would have had a 60 day option to exchange its 2013 1.5% Investor Interest for 18,750 shares of Common Stock of the Company. During the year ended July 31, 2015, the Company recognized $150,000 as revenue because the investor’s option to receive the shares of Common Stock expired unexercised, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2015.

On March 14, 2014, the Company filed U.S. Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers, in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest (the “2014 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2014 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, the investor would have had a 60 day option to exchange its 2014 1.5% Investor Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 2014 1.5% Investor Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300,000 as revenue because the investor’s option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 9, 2014, the Company filed U.S. Provisional Application No. 62/022,268 with respect to the Company’s treating opioid overdoses through the administration of intranasal naloxone.

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation (the “Foundation”) which later assigned its interest to Valour Fund, LLC (“Valour”), from which the Company had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit (the “6.0% Fund Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Valour also has rights with respect to the 6.0% Fund Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 6.0% Fund Interest within 2.5 years or after 2.5 years of the July 22, 2014 initial investment date at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA or an equivalent body in Europe for marketing and was not actually marketed by July 22, 2016, the Foundation would have had a 60 day option to receive shares of the Company’s Common Stock in lieu of the 6.0% Fund Interest in the Opioid Overdose Reversal Treatment Product at an exchange rate of 10 shares for every dollar of its investment. On July 28, 2014, the Company received an initial investment of $111,470 from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614 and $988,042, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 6.0% Fund Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 9, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “September 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 0.98% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the September 2014 0.98% Investor Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, the investor would have had a 60 day option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On October 31, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “October 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.98% interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the October 2014 0.98% Investor Interest from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the October 31, 2014 investment date at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and was not approved by the FDA or an equivalent body in Europe and not marketed by October 31, 2016, the investor would have had a 60 day option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On December 15, 2014, the Company and Adapt entered into a license agreement (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to the Company. Pursuant to the Adapt Agreement, Adapt received from the Company a global license to develop and commercialize the Company’s intranasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing its treatment to Adapt, the Company could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. The Adapt Agreement provided for an upfront and nonrefundable payment of $500,000, and monthly payments for up to one year for participation in joint development committee calls and the production and submission of an initial development plan. The Adapt Agreement also required the Company to contribute $2,500,000 of development, regulatory, and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. The Company fulfilled its requirement to contribute $2,500,000 during the three months ended October 31, 2015. Upon termination of the Adapt Agreement, (i) all rights granted by the Company thereunder shall immediately terminate; (ii) Adapt shall grant the Company an exclusive license, with the right to grant multiple tiers of sublicenses, under the “Adapt Applied Patents”, “Adapt Applied Know-How”, and Adapt’s rights under the “Joint Patents” and “Joint Know-How to Exploit Products” (as such terms in quotation marks are defined in the Adapt Agreement); (iii) Adapt shall assign to the Company, at Adapt’s expense, all of its right, title, and interest in and to all “Regulatory Approvals” applicable to any “Product”, and all “Regulatory Documentation” specific to such Regulatory Approvals then owned by Adapt or any of its “Affiliates”, and shall use “Commercially Reasonable Efforts” to cause any and all “Sublicensees” (as such terms in quotation marks are defined in the Adapt Agreement) to assign to the Company any such Regulatory Approvals and related Regulatory Documentation then owned by such Sublicensee; (iv) Adapt shall grant the Company an exclusive, license and right of reference, with the right to grant multiple tiers of sublicenses and further rights of reference, under all Regulatory Documentation (including any Regulatory Approvals) then owned or “Controlled” by Adapt or any of its Affiliates that are not assigned to the Company pursuant to (iii) above that are necessary or useful for the Company or any of its Affiliates or sublicensees to “Exploit” any Product and any improvement to any of the foregoing, as such Regulatory Documentation exists as of the effective date of such termination of the Adapt Agreement and Adapt shall use Commercially Reasonable Efforts to cause its “Commercial Sublicensees” (as such terms in quotation marks are defined in the Adapt Agreement) to grant comparable rights under all Regulatory Documentation (including any Regulatory Approvals) then owned or Controlled by such Commercial Sublicensees; (v) at the Company’s request, assign to the Company all right, title, and interest of Adapt in each “Product Trademark” (as defined in the Adapt Agreement) at Adapt’s expense; and (vi) at the Company’s request, assign to the Company all right, title, and interest in and to the “Development Data” (as defined in the Adapt Agreement) that Adapt is not precluded from disclosing or assigning to the Company pursuant to the terms of any applicable agreement with a “Third Party” (as defined in the Adapt Agreement); provided, however, that Adapt shall use Commercially Reasonable Efforts (which shall not include any obligation to expend money) to obtain the consent of the applicable Third Party for such disclosure and/or assignment in the event that Adapt is so precluded.

On February 17, 2015, the Company announced that Adapt received “Fast Track” designation by the FDA.

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

On June 3, 2015, the Company announced that Adapt commenced a rolling submission of a NDA to the FDA for a nasal spray formulation of naloxone. A rolling submission allows completed portions of the NDA to be submitted and reviewed by the FDA on an ongoing basis.

On July 29, 2015, the Company announced that Adapt submitted a NDA to the FDA for NARCAN® (naloxone hydrochloride) Nasal Spray, an investigational drug intended to treat opioid overdose.

On November 18, 2015, the FDA approved NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt.

On December 8, 2015, the Company entered into an agreement with an investor, Potomac, to receive $500,000 for use by the Company for any purpose, which $500,000 was invested by December 18, 2015. In exchange for this funding, the Company granted the investor a 0.75% interest in the OORT Net Profit (the “0.75% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.75% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 0.75% Investor Interest, from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the December 8, 2015 initial investment date, at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the 0.75% Investor Interest rather than for the entire interest. The investor also had an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the OORT Net Profit. If such investment were made, then the investor also would have rights with respect to its 1.50% interest if the Opioid Overdose Reversal Treatment Product was sold or the Company was sold. This investor option expired unexercised. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain any option to exchange the 0.75% Investor Interest for shares of Common Stock of the Company, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On December 15, 2015, the Company announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN® (naloxone hydrochloride) Nasal Spray.

On January 19, 2016, the Company announced that Adapt announced that it has reached an agreement to facilitate the purchase of NARCAN® (naloxone hydrochloride) Nasal Spray by offering its discounted public interest price to 62,000 agencies in state and local government and the non-profit sector. Adapt, in partnership with the National Association of Counties, National Governors Association, National League of Cities, and United States Conference of Mayors, will offer NARCAN® (naloxone hydrochloride) Nasal Spray at a discounted public interest price of $37.50 per dose ($75 for a 2 pack carton) through the U.S. Communities Purchasing Alliance and Premier, Inc. Adapt’s discounted public interest price has been available to qualifying group purchasers, such as law enforcement, firefighters, first responders, departments of health, local school districts, colleges and universities and community-based organizations.

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

On April 29, 2016, the Company received $105,097 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the first quarter of Adapt’s fiscal year.

On August 8, 2016, the Company received $234,498 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the second quarter of Adapt’s fiscal year.

On May 6, 2016, the Company announced that Adapt submitted a new drug submission (NDS) for NARCAN® (naloxone hydrochloride) Nasal Spray to Health Canada.

On September 15, 2016, the Company and Adapt received notice from TEVA Pharmaceuticals USA, Inc. (“TEVA”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “Notice Letter”), that TEVA had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of U.S. Patent No. 9,211,253 (the “’253 patent”). The ‘253 patent is listed with respect to NARCAN® (naloxone hydrochloride) Nasal Spray in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. TEVA’s Notice Letter asserts that its generic product will not infringe the ‘253 patent or that the ‘253 patent is invalid or unenforceable. The Company and Adapt have been evaluating TEVA’s Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will be vigorously defended from any infringement. The Company may receive additional Notice Letters from other companies seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

On October 5, 2016, the Company announced that Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN® Nasal Spray.

On October 21, 2016, Adapt, Adapt Pharma Operations Limited and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against TEVA and TEVA Pharmaceuticals Industries Ltd. (collectively, the “Defendants”) in the U.S. District Court for the District of New Jersey arising from TEVA’s U.S.’s filing of the ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will continue to be vigorously defended from any infringement.

On October 27, 2016, the Company announced that its patent for NARCAN® Nasal Spray is now listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747.

Binge Eating Disorder

The Company is developing a treatment for BED. BED is defined in the American Psychiatric Association’s (“APA”) fifth edition of the Diagnostic and Statistical Manual of Mental Disorders (“DSM-5”) chapter on feeding and eating disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment and research.

BED is the most common eating disorder in the U.S. Approximately 8 million Americans are diagnosed with BED and it is correlated with obesity. In addition, according to the APA, BED is associated with significant physical and psychological problems.”

In 2015, Shire PLC received FDA approval to use Vyvanse to treat BED in adults. The Company considers naloxone to be a potentially compelling drug for the pharmacological treatment of BED. It has a well-known safety profile and has the potential to block the reward that patients experience from bingeing.

On May 23, 2013, the Company presented the results of the Company’s Phase II clinical trial of its nasal spray treatment for BED at the APA Annual Meeting in San Francisco.

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by December 17, 2016, the investor will have a 60 day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). If the BED Treatment Product is not approved by the FDA by September 17, 2017, the investor will have a 60 day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.50% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60 day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company.

The Company now aims to collaborate with other parties and progress its drug development program for BED and plans to initiate a BED study in the first half of 2017.

Bulimia Nervosa

Bulimia Nervosa (“BN”) is an eating disorder characterized by binging and purging, and is most common in young women. BN is thought to be significantly under-recognized. According to Hudson, JI, Hirpi, E, Pope, HG, et al. (The Prevalence and Correlates of Eating Disorders in National Comorbidity Survey Replication. Biol Psychiatry. 2—7;61:348-358), in the U.S., the lifetime prevalence of BN is 1% to 2%. Patients with BN have a 94.5% comorbidity with other psychiatric illnesses. For example, approximately 50% have major depressive episodes, and 33.7% engage in substance abuse. In extreme cases patients can develop life-threatening complications such as acute pancreatitis from repeat purging.

The only medication currently approved for BN is Prozac (fluoxetine). Only with a high dose do patients have a reduction in binge eating of 67% and vomiting of 56%. Only 50% of patients respond to this treatment.

The Company plans to evaluate the use of a nasal opioid antagonist to treat this condition. The Company aims to initiate a study before Q2 2017.

Cocaine Use Disorder

The Company has been conducting pilot studies to explore the potential of a nasal opioid antagonist as a treatment for CocUD. There are approximately 1.5 million current cocaine users in the U.S., as reported by The Substance Abuse and Mental Health Services Administration (SAMHSA). There are no FDA-approved pharmacological treatments for CocUD.

Cocaine is a strong central nervous system stimulant that increases levels of the neurotransmitter dopamine in brain circuits regulating pleasure and movement, with the opioid system strongly linked to the dopamine reward circuitry. The extraordinary cost of cocaine addiction, financially, medically and socially, is directly related to relapse: up to 80% of addicted individuals relapse within six months of treatment.

On December 23, 2015, the Company announced that an opioid antagonist drug will be tested in patients with CocUD at the University of Pennsylvania. The study has been conducted by the Department of Psychiatry at the Perelman School of Medicine at the University of Pennsylvania, and began recruitment in December 2015. Funded by a Medications Development Centers of Excellence Cooperative (U54) Program from NIDA, the study uses functional Magnetic Resonance Imaging (fMRI) to better understand the impact of an opioid antagonist drug in the brain of patients with CocUD. Using an opioid antagonist and blocking the downstream release of dopamine through blocking the release of endorphins may reduce the reward patients receive from cocaine use.

Heroin Vaccine

Opioid addiction is a major global health issue, particularly in the U.S., where opioid painkiller abuse and subsequent addiction has become widespread and driven the increase in prevalence. As these painkillers have become more expensive, undergone tighter controls for distribution, and abuse deterrent formulations have become available, there has been an increase in heroin use, which is cheaper and often easier to obtain than painkillers.

Current FDA-approved treatments for heroin addiction are based on methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone depot injections. With respect to these substitution therapies, patients still take opioid-based treatments, which for many is undesirable, and there is frequently diversion and misuse of these treatments amongst addicts. With respect to naltrexone depot injections, patients must undergo detoxification before initiating treatment, which for several patients severely limits compliance and willingness to undergo this method of treatment. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification and enabling patients to remain opioid-free is an attractive solution.

In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research (“Walter Reed”). This is an early stage pre-clinical asset, based on adjuvant technology, and requires further pre-clinical research before human testing. The Company plans to work alongside Walter Reed scientists to advance the program into the clinic and to determine whether the product is viable in a heroin addict population.

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

On October 6, 2015, the Company entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate the Technology through August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate the Technology through February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s Common Stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152. During February 2016, the Company elected to further extend the period of time during which the Company could evaluate Aegis’ Technology through August 11, 2016. During February 2016, the Company paid Aegis $75,000 and issued 10,746 shares of the Company’s Common Stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,385. On April 26, 2016, the Company entered into the Restated Aegis Agreement.

On September 22, 2015, the Company received a $1,600,000 commitment from the Foundation which later assigned its interest to Valour, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60 day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of $618,000, $715,500 and $266,500 from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

On April 26, 2016, the Company and Aegis entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated Aegis Agreement”) which amends and restates in its entirety the Aegis Agreement. Under the Restated Aegis Agreement, the Company has been granted an exclusive royalty-free research license to Aegis’ Technology for a period of time (the “Compound Research Period”), to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology and evaluate the Company’s interest in licensing the Technology through use of a “Compound” (as defined in the Restated Aegis Agreement) in additional studies.

The Company agreed to pay Aegis (i) an aggregate of $300,000, of which the Company may elect to pay up to 50% by issuing shares of the Company’s Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s Common Stock over the 20 trading days preceding the date of payment as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of Common Stock as partial consideration for entering into the Restated Aegis Agreement. The Company exercised such extensions through payment of the first and second extension fees prior to October 13, 2015 and prior to February 13, 2016, respectively. The Restated Aegis Agreement shall expire on the earlier of (i) the expiration of the “Opiant Negotiation Periods” (as defined in the Restated Aegis Agreement) and (ii) on 30 days’ prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a “Product”, defined as (i) pharmaceutical formulations containing the Compound as an active ingredient and (ii) Aegis’s proprietary chemically synthesizable excipient(s), including without limitation the Intravail® excipients pharmaceutical formulations containing certain ingredients of Aegis’ proprietary technology.

During the term of the Restated Aegis Agreement, the Company has a right of first refusal and option to add any, or all of the “Additional Compounds” (as defined in the Restated Aegis Agreement), which the Company may exercise at any time upon written notice to Aegis. The Company has granted Aegis a co-exclusive license with the Company to use the data from the Company’s Studies under the Restated Aegis Agreement for certain purposes. Pursuant to the Restated Aegis Agreement, Aegis granted the Company an exclusive option (the “Opiant Option”) to obtain an exclusive, worldwide, royalty-bearing license (with the right to grant sublicenses through multiple tiers) under Aegis’s interests in the Technology and any “Joint Invention” (as such term is defined in the Restated Aegis Agreement) to the Technology to research, develop, make, have made, use, sell, offer for sale, and import products containing the Compound or an Additional Compound. The Company may exercise such Opiant Option with respect to the Compounds by written notice to Aegis within 90 days of the completion of the Study for (i) the Compounds or (ii) the Additional Compounds. In the event the Company exercises the Opiant Option, the parties have 120 days to negotiate and execute a definitive license agreement. The terms of such license agreement have been contemplated and agreed upon by the parties under a letter agreement dated April 26, 2016 (the “Letter Agreement”). In the event the Company exercises the Opiant Option specific to the “Opioid Field” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis an additional $100,000 fee and any such products in the Opioid Field shall be subject to the same milestones, royalties and other monetary obligations set forth in the Letter Agreement and summarized below.

Under the Letter Agreement containing the terms of such license, the Company will pay Aegis development milestones for the Products ranging from $250,000 to $4,000,000. Additionally, commencing on the first anniversary and through the first Product approval, the Company is required to make minimum quarterly nonrefundable payments to Aegis in the amount of $25,000 (the “Quarterly Payments”), which Quarterly Payments are fully creditable and treated as a prepayment against future milestones or royalties. During the “Royalty Term” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis royalties (the “Royalties”) on annual net sales of Products ranging from (A) low single digits for Products with an aggregate annual “Net Sales” (as defined in Exhibit 1 to the Letter Agreement) during a calendar year of $50 million or less to (B) mid-single digits for Products with Net Sales of greater than $1 billion. Such Royalties are subject to reduction as provided in Exhibit 1 to the Restated Agreement but shall not be reduced by more than 50% of the regularly scheduled royalty payment.

On February 17, 2016, the Company announced the first convening of its medical advisory board in 2016 to discuss its development programs in substance use, addictive and eating disorders.

Competition

The Company faces competition from other companies focused on pharmacological treatments for substance use, addictive and eating disorders. Some of these companies are larger and better-funded than the Company and there are no assurances that the Company can effectively compete with these competitors. Potential competitors include Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Shire PLC, Camurus AB, Orexo AB, BioDelivery Services International, Inc., Titan Pharmaceuticals Inc., Cerecor Inc. In 2015, Shire PLC received FDA approval to use Vyvanse to treat BED in adults.

With respect to NARCAN® (naloxone hydrochloride) Nasal Spray, the Company faces competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® (naloxone hydrochloride) Nasal Spray with their naloxone injection. Kaléo competes with NARCAN® (naloxone hydrochloride) Nasal Spray with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. In 2016, TEVA filed an NDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of the ‘253 patent. Although NARCAN® (naloxone hydrochloride) Nasal Spray was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, the Company expects the treatment to face additional competition.

Research and Development

During the years ended July 31, 2016, the Company incurred research and development expenses of $1,747,077 and $2,414,973 respectively.

Employees

As of July 31, 2016, the Company had six permanent employees, comprised of five full time employees and one part-time employee. In addition, the Company has numerous outside consultants that are not on the Company’s payroll. During the years ended July 31, 2016, the Company incurred research and development expenses of $1,747,077 and $2,414,973 respectively.

ITEM 1A.  RISK FACTORS

Risks Related to the Company

The Company has generated limited revenue to date and expect to incur significant operating losses for the foreseeable future.

The Company was incorporated on June 21, 2005. The Company operates as a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company has generated limited revenues from inception through the date of this Annual Report. The likelihood of the Company’s future success must be considered in light of the problems, expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential problems include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to the Company’s current business strategy, the Company anticipates that it will incur increased operating expenses. In addition, the Company expects to incur significant losses for the foreseeable future and the Company also expects to experience negative cash flow for the foreseeable future as the Company funds the Company’s operating losses and capital expenditures. The Company recognizes that if the Company is unable to generate sufficient revenues or source funding, the Company will not be able to continue operations as currently contemplated, complete planned clinical trials or achieve profitability. The Company’s failure to achieve or maintain profitability will also negatively impact the value of the Company’s securities. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. If the Company is unsuccessful in addressing these risks, then the Company will most likely fail.

The Company’s independent auditor has issued an audit opinion for the Company which includes a statement describing the company’s going concern status. The Company’s financial status creates a doubt whether the Company will continue as a going concern.

Based on the Company’s financial history since inception, the Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has generated limited revenue to date. The Company has not consistently attained profitable operations and has historically depended upon obtaining sufficient financing and generating limited revenues to fund its operations. The Company anticipates that its revenues will not be sufficient to support its current operations and additional funding will be required in the form of debt financing and/or equity financing and/or financings from the sale of interests in the Company’s prospective products and/or royalty transactions. Despite its best efforts, the Company may not be able to generate sufficient revenues or raise sufficient funding to fund the Company’s operations. If the Company is unable to achieve the foregoing, then the Company may be unable to continue operating as currently planned or to continue as a going concern.

The Company may not succeed in completing the development of the Company’s product candidates, commercializing the Company’s products, and generating significant revenues.

The Company’s pipeline includes a treatment for BED, a treatment for BN, a treatment for CocUD, a heroin vaccine and additional treatment applications. The Company’s products have generated limited revenues. The Company’s ability to generate significant revenues and achieve profitability depends on the Company’s ability to successfully complete the development of its product candidates, obtain market approval, successfully launch its products and generate significant revenues. On December 15, 2014, the Company and Adapt entered into the Adapt Agreement that provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN® (naloxone hydrochloride) Nasal Spray. The loss for any reason of Adapt as a key partner could have a significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize the Company’s treatment as planned and the Company may experience delays in or suspension of the marketing of the treatment.

The future success of the Company’s business cannot be determined at this time, and the Company does not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, the Company expects to generate revenues from NARCAN® (naloxone hydrochloride) Nasal Spray, for which the Company is dependent on many factors, including the performance of the Company’s licensing partner Adapt and competition in the market. In addition, the Company has no experience in commercializing its treatments on its own and faces a number of challenges with respect to its commercialization efforts, including, among other challenges, that:

•	the Company may not have adequate financial or other resources to complete the development of its product candidates;

•	the Company may not be able to manufacture its products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	The Company may experience delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the Company may not be able to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept the Company’s treatments;

•	the Company may not be aware of possible complications from the continued use of its products since the Company has limited clinical experience with respect to the actual use of its products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BED, BN, CocUD and heroin addiction may reduce the demand for the Company’s products;

•	changes in the market for reversing opioid overdoses and treating patients with BED, BN, CocUD and heroin addiction, new alliances between existing market participants and the entrance of new market participants may interfere with the Company’s market penetration efforts;

•	third-party payors may not agree to reimburse patients for any or all of the purchase price of the Company’s products, which may adversely affect patients’ willingness to purchase the Company’s products;

•	uncertainty as to market demand may result in inefficient pricing of the Company’s products;

•	the Company may face third party claims of intellectual property infringement;

•	the Company may fail to obtain or maintain regulatory approvals for its products in the Company’s target markets or may face adverse regulatory or legal actions relating to its products even if regulatory approval is obtained; and

•	the Company is dependent upon the results of clinical studies relating to its products and the products of its competitors. If data from a clinical trial is unfavorable, the Company would be reluctant to advance the specific product for the indication for which it was being developed.

If the Company is unable to meet any one or more of these challenges successfully, the Company’s ability to effectively commercialize its products could be limited, which in turn could have a material adverse effect on its business, financial condition and results of operations.

Given the Company’s lack of revenue and cash flow, the Company will need to raise additional capital, which may be unavailable to the Company or, even if consummated, may cause dilution or place significant restrictions on the Company’s ability to operate.

Since the Company may be unable to generate sufficient revenue or cash flow to fund its operations for the foreseeable future, the Company will need to seek additional equity or debt financing to provide the capital required to maintain or expand its operations. The Company may also need additional funding to continue the development of its product candidates, build its sales and marketing capabilities, promote brand identity or develop or acquire complementary technologies, assets and companies, as well as for working capital requirements and other operating and general corporate purposes.

The Company does not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that the Company will be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back or eliminate the development of its product candidates and other business opportunities and its ability to achieve its business objectives, its competitiveness and its operations and financial condition may be materially adversely affected. The Company’s inability to fund its business could thus lead to the loss of your investment.

If the Company raises additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of the Company’s existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. The Company may also issue equity securities and/or equity-linked securities that provide for rights, preferences and privileges senior to those of its Common Stock. Given the Company’s need for cash and that equity and equity-linked issuances are very common types of fundraising for companies like the Company, the risk of dilution is particularly significant for stockholders of the Company.

Debt financing, if obtained, may involve agreements that include liens on the Company’s assets and covenants limiting or restricting the Company’s ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of the Company’s operating results.

If the Company raises additional funds through collaborations and licensing arrangements, the Company may be required to relinquish some rights to its products or to grant licenses on terms that are not favorable to the Company.

The Company’s current and future operations substantially depend on the Company’s management team and the Company’s ability to hire other key personnel, the loss of any of whom could disrupt the Company’s business operations.

The Company’s business depends and will continue to depend in substantial part on the continued service of Dr. Roger Crystal and Kevin Pollack, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The loss of the services of either of these individuals would significantly impede implementation and execution of the Company’s business strategy and may result in the failure to reach its goals.

The Company’s future viability and ability to achieve sales and profits will also depend on the Company’s ability to attract, train, retain and motivate highly qualified personnel in the diverse areas required for continuing its operations. There is a risk that the Company will be unable to attract, train, retain or motivate qualified personnel, both near term or in the future, and the Company’s failure to do so may severely damage its prospects.

If the Company is unable to obtain and maintain patent protection for the Company’s products and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, the Company’s competitors could develop and commercialize products and product candidates similar or identical to the Company’s, and the Company’s ability to successfully commercialize the Company’s products and product candidates may be adversely affected.

The Company’s commercial success will depend, in part, on the Company’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to the Company’s products and product candidates. The Company seeks to protect the Company’s proprietary position by filing patent applications in the U.S. and abroad related to the Company’s products and product candidates that are important to the Company’s business, as appropriate. The Company cannot be certain that patents will be issued or granted with respect to applications that are currently pending or that the Company may apply for in the future with respect to one or more of the Company’s products and product candidates, or that issued or granted patents will not later be found to be invalid and/or unenforceable.

The patent prosecution process is expensive and time-consuming, and the Company may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that the Company will fail to identify patentable aspects of the Company’s research and development output before it is too late to obtain patent protection. Although the Company may enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of the Company’s research and development output, such as the Company’s employees, distribution partners, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing the Company’s ability to seek patent protection.

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of the Company’s patent rights are highly uncertain. The Company’s pending and future patent applications may not result in patents being issued, and even if issued, the patents may not meaningfully protect the Company’s products or product candidates, effectively prevent competitors and third parties from commercializing competitive products or otherwise provide the Company with any competitive advantage. The Company’s competitors or other third parties may be able to circumvent the Company’s patents by developing similar or alternative products in a non-infringing manner.

Changes in either the patent laws, implementing regulations or interpretation of the patent laws in the U.S. and other countries may also diminish the value of the Company’s patents or narrow the scope of the Company’s patent protection. The laws of foreign countries may not protect the Company’s rights to the same extent as the laws of the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions.

The Company cannot be certain that the Company’s patents and patent rights will be effective in protecting the Company’s products, product candidates and technologies. Failure to protect such assets may have a material adverse effect on the Company’s business, operations, financial condition and prospects.

The Company may face litigation from third parties claiming that the Company’s products infringe on their intellectual property rights, or seek to challenge the validity of the Company’s patents.

The Company’s future success is also dependent in part on the strength of the Company’s intellectual property, trade secrets and know-how, which have been developed from years of research and development. In addition to the litigation with TEVA discussed below, the Company may be exposed to additional future litigation by third parties seeking to challenge the validity of the Company’s rights based on claims that the Company’s technologies, products or activities infringe the intellectual property rights of others or are invalid, or that the Company has misappropriated the trade secrets of others.

Since the Company’s inception, the Company has sought to contract with manufacturers to supply commercial quantities of pharmaceutical formulations and products. As a result, the Company has disclosed, under confidentiality agreements, various aspects of the Company’s technology with potential manufacturers and suppliers. The Company believes that these disclosures, while necessary for the Company’s business, may have resulted and may result in the attempt by potential manufacturers and suppliers to improperly assert ownership claims to the Company’s technology in an attempt to gain an advantage in negotiating manufacturing and supplier rights.

On September 15, 2016, the Company and Adapt received the Notice Letter from TEVA, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that TEVA had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of the ‘253 patent. The ‘253 patent is listed with respect to NARCAN® (naloxone hydrochloride) Nasal Spray in the FDA’s Orange Book and expires on March 16, 2035. TEVA’s Notice Letter asserts that its generic product will not infringe the ‘253 patent or that the ‘253 patent is invalid or unenforceable. The Company and Adapt have been evaluating TEVA’s Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will be vigorously defended from any infringement. The Company may receive additional Notice Letters from other companies seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

On October 21, 2016, Adapt, Adapt Pharma Operations Limited and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against TEVA and TEVA Pharmaceuticals Industries Ltd. (collectively, the “Defendants”) in the U.S. District Court for the District of New Jersey arising from TEVA’s U.S.’s filing of the ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

The expiration or loss of patent protection may adversely affect the Company’s future revenues and operating earnings.

The Company relies on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of the Company’s products and product candidates. In particular, patent protection is important in the development and eventual commercialization of the Company’s products and product candidates. Patents covering the Company’s products and product candidates normally provide market exclusivity, which is important in order for the Company’s products and product candidates to become profitable.

Certain of the Company’s patents will expire in the next 18 to 21 years. While the Company is seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if the Company is successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for the Company’s products and product candidates, the Company may be open to competition from generic versions of such methods and devices.

The Company may be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon the Company should the Company be sued.

The Company’s business exposes the Company to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. The Company cannot be sure that claims will not be asserted against the Company. A successful liability claim or series of claims brought against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company cannot give assurances that the Company will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that the Company may obtain could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s products may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit sales of the product.

Unforeseen side effects from the Company’s products and product candidates could arise either during clinical development or, if approved, after the Company’s products have been marketed. This could cause regulatory approvals for, or market acceptance of, the Company’s products to be harder and more costly to obtain.

To date, no serious adverse events have been attributed to the Company’s products and product candidates. The results of the Company’s planned or any future clinical trials may show that the Company’s products and product candidates causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If the Company’s product candidates receive marketing approval and the Company or others later identify undesirable or unacceptable side effects caused by the use of the Company’s products:

•	regulatory authorities may withdraw their approval of the products, which would force the Company to remove its products from the market;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians, pharmacies and others;

•	the Company may be required to change instructions regarding the way the products are administered, conduct additional clinical trials or change the labeling of the products;

•	the Company may be subject to limitations on how it may promote the products;

•	sales of the products may decrease significantly;

•	the Company may be subject to litigation or product liability claims; and

•	the Company’s reputation may suffer.

Any of these events could prevent the Company or its potential future collaborators from achieving or maintaining market acceptance of the Company’s products or could substantially increase commercialization costs and expenses, which in turn could delay or prevent the Company from generating significant revenues from the sale of its products.

The Company currently has no marketing and sales organization and has no experience marketing pharmaceutical products. If the Company is unable to establish its own marketing and sales capabilities, or enter into agreements with third parties to market and sell the Company’s products after approval, the Company may not be able to generate product revenues.

The Company does not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize the Company’s products or any other product candidates the Company may develop or acquire in the future, the Company must develop these capabilities on its own or make arrangements with third parties for the marketing, sales and distribution of its products. The establishment and development of the Company’s own sales force will be expensive and time consuming and could delay any product launch, and the Company cannot be certain that it would be able to successfully develop this capability. As a result, the Company may seek one or more partners to handle some or all of the sales, marketing and distribution of its products. There also may be certain markets within the U.S. and elsewhere for the Company’s products for which the Company may seek a co-promotion arrangement. However, the Company may not be able to enter into arrangements with third parties to sell its products on favorable terms, or at all. In the event the Company is unable to develop its own marketing and sales force or collaborate with a third party marketing and sales organization, the Company will not be able to commercialize its products or any other product candidates that it develops, which will negatively impact its ability to generate product revenues. Furthermore, whether the Company commercializes products on its own or relies on a third party to do so, the Company’s ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent the Company relies on third parties to commercialize its approved products, the Company would likely receive less revenues than if the Company commercialized these products itself.

The market for the Company’s products is rapidly changing and competitive, and new drugs, which may be developed by others, could impair the Company’s ability to maintain and grow the Company’s business and remain competitive.

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render the Company’s technologies and products noncompetitive or obsolete. The Company also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than the Company does, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for the Company.

The Company’s reliance on collaborations with third parties to develop and commercialize the Company’s products, such as the Adapt Agreement to develop and commercialize the Company’s intranasal naloxone Opioid Overdose Reversal Treatment Product, is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting the Company’s ability to commercialize the Company’s products and adversely affecting the Company’s profitability.

With respect to the products the Company has licensed, the Company depends upon collaborations with third parties to develop these product candidates and the Company depends substantially upon third parties to commercialize these products. As a result, the Company’s ability to develop, obtain regulatory approval of, manufacture and commercialize the Company’s existing and possibly future product candidates depends upon the Company’s ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. The Company also engages, and intends in the future to continue to engage, contract manufacturers and clinical trial investigators.

In addition, although not a primary component of the Company’s current strategy, the identification of new compounds or product candidates for development has led the Company in the past, and may continue to require the Company, to enter into license or other collaborative agreements with others, including other pharmaceutical companies and research institutions. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require the Company to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in the Company’s revenues being lower than if the Company developed the Company’s product candidates on the Company’s own and in the Company’s loss of control over the development of the Company’s product candidates.

Contractors or collaborators may have the right to terminate their agreements with the Company or reduce their payments to the Company under those agreements on limited or no notice and for no reason or reasons outside of the Company’s control. For example, the Company may be unable to maintain its relationship with Adapt on a commercially reasonable basis, if at all, as the Adapt agreement may be terminated by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to the Company. In addition, Adapt may have similar or more established relationships with the Company’s competitors or larger customers which may negatively impact the Company’s relationship with Adapt. Moreover, the loss for any reason of Adapt as a key partner could have a materially significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize the Company’s products as planned and the Company may experience delays in or suspension of the marketing of the Company’s products. The same could apply to other product candidates the Company may develop or acquire in the future. The Company’s dependence upon third parties to assist with the development and commercialization of the Company’s product candidates may adversely affect the Company’s ability to generate profits or acceptable profit margins and the Company’s ability to develop and deliver such products on a timely and competitive basis. Additionally, the Restated Aegis Agreement expires on the earlier of (i) the expiration of the Opiant Negotiation Periods and (ii) on 30 days’ prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a Product.

If the Company’s current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and the Company is not able to establish replacement or additional research and development collaborations or licensing arrangements, the Company may not be able to develop and/or commercialize the Company’s product candidates. Moreover, any future collaborations or license arrangements the Company may enter into may not be on terms favorable to the Company.

A further risk the Company faces with the Company’s collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness or ability to complete their obligations to the Company.

The Company’s current or any future collaborations or license arrangements ultimately may not be successful. The Company’s agreements with collaborators typically allows them discretion in electing whether to pursue various development, regulatory, commercialization and other activities, such as the Adapt Agreement.

If any collaborator were to breach its agreement with the Company or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated.

Other risks associated with the Company’s collaborative and contractual arrangements with others include the following:

•	the Company may not have day-to-day control over the activities of the Company’s contractors or collaborators;

•	the Company’s collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products the Company develops with them;

•	third parties may not fulfill their regulatory or other obligations; and

•	the Company may not realize the contemplated or expected benefits from collaborative or other arrangements; and disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

These factors could lead to delays in the development of the Company’s product candidates and/or the commercialization of the Company’s products or reduction in the milestone payments the Company receives from the Company’s collaborators, or could result in the Company’s not being able to commercialize the Company’s products. Further, disagreements with the Company’s contractors or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. The Company’s ultimate success may depend upon the success and performance on the part of these third parties. If the Company fails to maintain these relationships or establish new relationships as required, development of the Company’s product candidates and/or the commercialization of the Company’s products will be delayed or may never be realized.

The Company is exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon the Company, should lawsuits be filed against the Company.

The Company’s business exposes the Company to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. The Company expects that such claims are likely to be asserted against the Company at some point. In addition, the use in the Company’s clinical trials of pharmaceutical formulations and products and the subsequent sale of these formulations or products by the Company or the Company’s potential collaborators may cause the Company to bear a portion of or all product liability risks. Any claim under any existing insurance policies or any insurance policies secured in the future may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability the Company may actually face. Therefore, a successful liability claim or series of claims brought against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

Security breaches and other disruptions could compromise the Company’s information and expose the Company to liability, which would cause the Company’s business and reputation to suffer.

In the ordinary course of the Company’s business, the Company collects and store sensitive data, including intellectual property, the Company’s proprietary business information and that of the Company’s customers, suppliers and business partners and personally identifiable information of the Company’s customers and employees, in the Company’s data centers and on the Company’s networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, the Company’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company’s operations and the products the Company provides to customers, and damage the Company’s reputation, and cause a loss of confidence in the Company’s products, which could adversely affect the Company’s business/operating margins, revenues and competitive position.

Risks Related to Government Regulation of the Company’s Industry

Legislative or regulatory reform of the healthcare system may affect the Company’s ability to sell the Company’s products profitably.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact the Company’s ability to sell the Company’s future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

In the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of the Company’s future products, and the Company could be adversely affected by current and future health care reforms.

The Company’s industry and the Company are subject to intense regulation from the U.S. Government and such other governments and quasi-official regulatory bodies where the Company’s products are and product candidates may be sold.

Both before and after regulatory approval to market a particular product candidate, including the Company’s product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (“cGMP”) requirements and good clinical practice requirements for any clinical trials that the Company conduct post-approval. As a result, the Company is subject to a number of governmental and other regulatory risks, which include:

•	clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of the Company’s clinical trials;

•	the Company’s clinical trials are dependent on patient enrollment and regulatory approvals; the Company does not know whether the Company’s planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	the FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•	the Company relies on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to conduct clinical trials for the Company’s drug candidates and if the Company or any of the Company’s third-party contractors fail to comply with applicable regulatory requirements, such as cGCP requirements, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require the Company to perform additional clinical trials;

•	if the clinical development process is completed successfully, the Company’s ability to derive revenues from the sale of the Company’s product candidates will depend on the Company’s first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	there is no assurance that the Company will receive FDA or corollary foreign approval for any of the Company’s product candidates for any indication; the Company is subject to government regulation for the commercialization of the Company’s product candidates;

•	the Company has not received regulatory approval in the U.S. for the commercial sale of any of the Company’s product candidates;

•	even if one or more of the Company’s product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than the Company requests, may not approve the price the Company intends to charge for the Company’s products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;

•	undesirable side effects caused by the Company’s product candidates could cause the Company or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities;

•	later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with the Company’s third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable U.S. and foreign regulatory authorities could subject the Company to administrative or judicially imposed sanctions;

•	the FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of the Company’s drug candidates, and if the Company is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if the Company is not able to maintain regulatory compliance, the Company may lose any marketing approval that the Company may have obtained; and

•	the Company may be liable for contamination or other harm caused by hazardous materials used in the operations of the Company’s business.

In addition, the Company’s operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•	The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has been applied to pharmaceutical manufacturer marketing practices, educational programs, pricing policies and relationships with healthcare providers. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be present, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•	Federal “sunshine” requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and

•	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require drug manufacturers to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Risks Related to the Company’s Common Stock

The trading in the Company’s shares is regulated by Securities and Exchange Commission (the “Commission” or the “SEC”) and is subject to the “Penny Stock” rules. These rules may have the effect of reducing trading activity in the Company’s stock and provide an illiquid market for the Company’s securities.

Although the Company’s shares are currently traded at a price higher than $5.00, the Company’s shares have frequently traded in the past at a price lower than $5.00. If the Company’s share price goes below $5.00, the shares will be defined as a “Penny Stock” under the Exchange Act and rules of the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s securities, which could severely limit the market price and liquidity of the Company’s securities. These requirements may restrict the ability of broker-dealers to sell the Company’s Common Stock and may affect your ability to resell the Company’s Common Stock.

The Company will incur ongoing costs and expenses for SEC reporting and compliance. Without revenue, the Company may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

The Company’s shares are quoted on the OTCQB Market under the symbol “OPNT.” To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for the Company to remain in compliance, the Company will require cash to cover the cost of these filings, which could comprise a substantial portion of the Company’s available cash resources. If the Company is unable to remain in compliance, it may be difficult for the Company’s stockholders to resell any shares, if at all.

The price of the Company’s Common Stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

The Company’s Common Stock is listed on the OTCQB Market under the symbol “OPNT.” The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price of the Company’s Common Stock has experienced substantial volatility and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to the financial performance of the Company;

•	performance by the Company in the execution of its business plan;

•	financial viability;

•	actual or anticipated variations in the Company’s operating results;

•	announcements of developments by the Company or the Company’s competitors;

•	market conditions in the Company’s industry;

•	announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting the Company’s industry;

•	additions or departures of key personnel;

•	introduction of new products by the Company or the Company’s competitors;

•	sales of the Company’s Common Stock or other securities in the open market;

•	regulatory developments in both the U.S. and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors;

•	period-to-period fluctuations in financial results; and;

•	other events or factors, including the other factors described in this “Risk Factors” section.

The Company does not anticipate declaring any cash dividends on the Company’s Common Stock.

The Company currently intends to retain any future earnings for use in the operation and expansion of the Company’s business. Accordingly, the Company does not expect to pay any dividends in the foreseeable future, but will review this policy from time to time as circumstances dictate.

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,000,000 shares of Common Stock underlying options in the first half of 2017. The sales of such shares could depress the market price of the Company’s Common Stock.

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,000,000 shares of Common Stock underlying options under a registration statement on Form S-1 in the first half of 2017. Assuming 2,060,715 total shares were registered, it would represent approximately 101.94% of the Company’s shares of Common Stock outstanding held by non-affiliates as of October 17, 2016, assuming that all the security holders exercised all of their warrants and options. The sale of these shares into the public market could depress the market price of the Company’s Common Stock.

Certain of the Company’s executive officers and directors control the direction of the Company’s business by means of a significant collective ownership of the Company’s common stock. The concentrated beneficial ownership of the Company’s common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Roger Crystal, the Company’s Chief Executive Officer and a director, Kevin Pollack, the Company’s Chief Financial Officer and a director, Dr. Michael Sinclair, the Company’s Executive Chairman and Chairman of the Board of Directors of the Company (the “Board”) and Geoffrey Wolf, a director, collectively beneficially own approximately 70.63% of the Company’s outstanding common stock as of October 17, 2016. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by the Company’s stockholders, including the election and removal of directors, amendments to the Company’s Articles of Incorporation, and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

As an “emerging growth company” under applicable law, the Company is subject to lessened disclosure requirements, which could leave the Company’s stockholders without information or rights available to stockholders of more mature companies.

For as long as the Company remains an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the “JOBS Act”), the Company has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	taking advantage of an extension of time to comply with new or revised financial accounting standards;

•	reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The Company expects to take advantage of these reporting exemptions until the Company is no longer an “emerging growth company.” Because of these lessened regulatory requirements, the Company’s stockholders would be left without information or rights available to stockholders of more mature companies.

Because the Company has elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” its financial statements may not be comparable to companies that comply with public company effective dates.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing the Company’s business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of the Company’s Common Stock.

The Company will incur ongoing costs and expenses for SEC reporting and compliance. Without significant revenue the Company may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

The Company’s shares are quoted on the OTCQB Market under the symbol “OPNT”. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for the Company to remain in compliance, the Company will require cash to cover the cost of these filings, which could comprise a substantial portion of the Company’s available cash resources. If the Company is unable to remain in compliance it may be difficult for the Company’s stockholders to resell any shares, if at all.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

The Company does not currently own any physical property.

The Company’s headquarters are located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401and are leased for $5,056 per month. The lease with Premier Office Centers, LLC (“Premier”), as amended effective October 1, 2016, has an initial term of five months and shall automatically renew for successive six month periods unless terminated by the Company in writing 60 days prior to the termination date. Premier may terminate the lease for any reason upon 30 days’ prior notice to the Company.

The Company also leases office space in Suite 100 of 1180 North Town Center Drive, Las Vegas, NV 89144 for $299 per month. This lease, with Regus Management Group, LLC, expires on July 31, 2017.

Additionally, the Company leases office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five month term ending March 31, 2017. The Company’s lease is with Euston Tower Serviced Offices Ltd.

The Company currently has no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

Item 3.  Legal Proceedings.

On September 15, 2016, the Company and Adapt received the Notice Letter from TEVA, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that TEVA had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of the ’253 patent. The ‘253 patent is listed with respect to NARCAN® (naloxone hydrochloride) Nasal Spray in the FDA’s Orange Book and expires on March 16, 2035. TEVA’s Notice Letter asserts that its generic product will not infringe the ‘253 patent or that the ‘253 patent is invalid or unenforceable. The Company and Adapt have been evaluating TEVA’s Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will be vigorously defended from any infringement. The Company may receive additional Notice Letters from other companies seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

On October 21, 2016, Adapt, Adapt Pharma Operations Limited and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against TEVA and TEVA Pharmaceuticals Industries Ltd. (collectively, the “Defendants”) in the U.S. District Court for the District of New Jersey arising from TEVA’s U.S.’s filing of the ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

Except as described above, the Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From April 2007 through January 2016, the Company’s Common Stock was listed for quotation on the OTCQB under the symbol “LLTP”. Beginning in February 2016, following the Company’s name change to Opiant Pharmaceuticals, Inc., the Company’s Common Stock has been listed for quotation on the OTCQB under the symbol “OPNT”.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of the Company’s Common Stock as reported by the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2015
First quarter ended October 31, 2014	$6.10	$3.20
Second quarter ended January 31, 2015	$6.00	$3.16
Third quarter ended April 30, 2015	$10.99	$3.43
Fourth quarter ended July 31, 2015	$8.10	$6.09

Fiscal Year 2016
First quarter ended October 31, 2015	$14.00	$6.25
Second quarter ended January 31, 2016	$11.16	$6.00
Third quarter ended April 30, 2016	$11.75	$8.00
Fourth quarter ended July 31, 2016	$10.00	$7.40

Approximate Number of Equity Security Holders

As of October 17, 2016, there were approximately 148 stockholders of record. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

Dividends

There are no restrictions in the Company’s Articles of Incorporation, as amended, or Bylaws that prevent the Company from declaring dividends. The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	the Company would not be able to pay the Company’s debts as they become due in the usual course of business; or

2.	the Company’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

The Company has never declared any dividends, and the Company does not plan to declare any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Stock Options

On October 27, 2015, the Company granted options to purchase 250,000, 500,000, 500,000 and 62,500 shares of Common Stock exercisable on a cashless basis to Dr. Michael Sinclair, Dr. Roger Crystal, Mr. Kevin Pollack and Mr. Geoffrey Wolf, respectively, and the Company also granted options to purchase 125,000 shares of Common Stock exercisable on a cashless basis to Arvind Agrawal, a senior executive of the Company. Each of these options have an exercise price of $7.25, a term of 10 years and vested immediately upon grant. Each stock option may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the FDA of the NDA with respect to the Opioid Overdose Reversal Treatment Product, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. As of April 30, 2016, the conditions for exercisability were met and the options were fully exercisable. The Company has valued these options using the Black-Scholes option pricing model, resulting in a fair market value of an aggregate of $10,062,500, which options have been fully recognized as an expense for the year ended July 31, 2016.

On May 17, 2016, the Company granted options to purchase 35,000 shares of Common Stock exercisable on a cashless basis to each of the then-new members of the Company’s Board, Ms. Ann MacDougall and Dr. Gabrielle Silver. These options all have an exercise price of $10.00 and a term of 5 years. The options for each new director vest as follows: 11,667 shares vest upon the uplisting of the Company to the NASDAQ Stock Market; 11,667 shares vest upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors commencing May 5, 2016; and 11,666 shares vest upon the first submission of a NDA to the FDA for one of the Company’s products by either the Company or a Company licensee. The Company has valued these options using the Black-Scholes option pricing model which resulted in an aggregate fair market value of $580,286, of which an aggregate of $149,007 was recognized as expense for the year ended July 31, 2016.

These options to purchase shares of Common Stock were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of the Company’s Common Stock qualified for exemption under Section 4(2) since the issuance shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which the Company sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) because they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Item 6. Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended July 31, 2016 and 2015 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this Annual Report, the “Risk Factors” contained in Item 1A of this Annual Report, our financial statements and the notes thereto contained in Item 8 of this Annual Report, and the other information appearing elsewhere in, or incorporated by reference into, this Annual Report.

Overview

We are a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders.

Our strategy is to develop pharmacological treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has worked on developing a treatment for reversing opioid overdoses in collaboration with the NIDA, part of the NIH. This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, was approved by the FDA in November 2015, and is marketed by Adapt, an Ireland-based pharmaceutical company.

The Company has not consistently attained profitable operations and has historically depended upon obtaining sufficient financing to fund its operations. The Company anticipates if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of the Company’s Common Stock and/or financings from the sale of interests in the Company’s prospective products and/or royalty transactions. However, the Company may not be able to generate sufficient revenues or raise sufficient funding to fund the Company’s operations.

The Company has not had a bankruptcy, receivership or similar proceeding. The Company has not had material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

The Company developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. The Company plans to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. The Company aims to identify and progress drug development opportunities with the potential to file additional NDAs with the FDA within three years. The Company also plans to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, the Company plans to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

The Company’s current pipeline of product candidates includes a treatment for BED, a treatment for BN, a treatment for CocUD and a heroin vaccine. The Company also is focused on other treatment opportunities.

Results of Operations

Based on recent operational results, the Company expects increased demand for, and competition with respect to, NARCAN® (naloxone hydrochloride) Nasal Spray.

The Company had $9,897,595 and $1,550,000 of revenue during the years ended July 31, 2016 and 2015, respectively. The increase in revenue during the year ended July 31, 2016 was in part the result of recognizing $4,800,000 of revenue from the sale of OORT Net Profit interests. The revenue from these sales was recognized during the year ended July 31, 2016 because either the investment did not contain an option to exchange OORT Net Profit interests for shares of the Company’s Common Stock or the product was approved by the FDA and marketed, which negated the investor’s option to exchange OORT Net Profit interests for shares of Common Stock of the Company, and the research and development work related to the product was completed as of July 31, 2016. The Company also recognized $5,097,095 of revenue derived from the Adapt Agreement during the year ended July 31, 2016, which included (i) $2,000,000 milestone revenue received as a result of the FDA’s approval of NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose and (ii) $2,500,000 milestone revenue received as a result of the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray, both of which are milestones set forth in the Adapt Agreement.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $15,571,080 and $6,034,520 for the years ended July 31, 2016 and 2015, respectively. This increase of $9,536,560 was primarily due to an increase in stock-based compensation, as the Company recorded $10,618,365 of stock-based compensation during the year ended July 31, 2016 as compared to $1,729,216 during the year ended July 31, 2015. This increase was partially offset by decreases in professional fees, consulting costs, and non-stock based officer’s compensation.

Selling Expenses

The Company’s selling expenses were incurred in the amounts of $317,917 and $0 for the years ended July 31, 2016 and 2015, respectively. This increase was a result of incurring selling expenses for revenue earned in 2016. The Company did not incur any selling expenses for revenue earned in 2015.

Research and Development

The Company spent $1,747,077 and $2,414,973 during the years ended July 31, 2016 and 2015, respectively. This decrease was primarily due to decreased spending on research and development of the Company’s Opioid Overdose Reversal Treatment Product during the year ended July 31, 2016. This decreased spending was offset by the Company recording $877,660 of stock-based compensation for research and development services during the year ended July 31, 2016 compared to $0 for 2015.

Interest Expense, net

During the year ended July 31, 2016, interest expense decreased to $11,890 from $28,232 during the year ended July 31, 2015. During the year ended July 31, 2016, a reduction in debt outstanding resulted in a decrease in interest expense incurred. During the year ended July 31, 2015, a greater amount of debt outstanding resulted in a greater amount of interest expense incurred.

Net Loss

The comparable net loss for the year ended July 31, 2016, as compared to the net loss for the year ended July 31, 2015, was $7,814,256 and $7,037,873, respectively. This increased net loss was due primarily to the increase in general and administrative expenses, particularly stock-based compensation. This increase was offset by an increase in revenues and a decrease research and development expenses during the year ended July 31, 2016.

The Company has not consistently attained profitable operations and has historically depended upon obtaining sufficient financing to fund its operations. In their report on the Company’s financial statements at July 31, 2016 and July 31, 2015, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s cash balance at July 31, 2016 was $1,481,393 plus $6,586,834 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance is sufficient to fund the Company’s current operations into the first calendar quarter of 2017. Unless the Company raises additional capital, the Company expects to initiate certain cost-cutting measures, which are expected to fund the Company’s operations into the second calendar quarter of 2017. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s Common Stock and/or financings from the sale of interests in the Company’s prospective products and/or in the royalty transactions. Such funds may also be derived pursuant to the terms of the Adapt Agreement.

During the year ended July 31, 2016, the Company received $1,600,000 in funding from the Foundation in exchange for Certain Studies Products Net Profit interests as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product. This investment increased the cash position of the Company. The Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products and/or enter into royalty transactions to sustain the implementation of the Company’s business plan, unless sufficient revenues are generated. During the year ended July 31, 2015, the Company received $4,638,530 in funding in exchange for interests in the Company’s Opioid Overdose Reversal Treatment Product and BED treatment.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its Common Stock and/or the sale of interests in the Company’s prospective products and/or royalty transactions to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2016.

The financial position of the Company at the year ended July 31, 2016 showed an increase in assets from July 31, 2015 of $1,394,083 to $1,881,878, respectively. This was due primarily to increases in the Company’s cash position and accounts receivable amounts, which were the due to increased revenues and an increase in funding during the year. The liabilities at July 31, 2016 decreased to $6,586,834 from $8,874,520 at July 31, 2015. This decrease was partially the result of a decrease in Company’s deferred revenue and accounts payable offset by an increase in accrued salaries and wages and notes payable.

Going Concern

The Company’s independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

The Company has incurred significant losses, a working capital deficit as of July 31, 2016 of $2,380,539 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding, it could cease operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Plan Of Operation

During the next year, the Company aims to broaden the Company’s product pipeline and anticipates commencing further trials based on the Company’s existing as well as potential patents.

The Company anticipates receiving revenues pursuant to the Adapt Agreement. Pursuant to the Adapt Agreement, in exchange for licensing its treatment to Adapt, the Company could receive total potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties. On November 18, 2015, the FDA approved NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. On December 15, 2015, the Company announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN® (naloxone hydrochloride) Nasal Spray. On March 7, 2016, the Company announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S.

The Company aims to collaborate with other parties and progress its drug development program for BED and plans to initiate a BED study in the first half of 2017.

The Company plans to evaluate the use of a nasal opioid antagonist to treat BN. The Company aims to initiate a study before Q2 2017.

The Company has focused on developing a treatment for CocUD. On December 23, 2015, the Company announced that an opioid antagonist drug will be tested in patients with CocUD at the University of Pennsylvania. The study has been conducted by the Department of Psychiatry at the Perelman School of Medicine at the University of Pennsylvania, and began recruitment in December 2015. Funded by a Medications Development Centers of Excellence Cooperative (U54) Program from NIDA, the study uses functional Magnetic Resonance Imaging (fMRI) to better understand the impact of an opioid antagonist drug in the brain of patients with CocUD. Using an opioid antagonist and blocking the downstream release of dopamine through blocking the release of endorphins may reduce the reward patients receive from cocaine use.

Critical Accounting Policies and Estimates

The Company believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

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

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, note payable and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

The Company recognizes revenue from milestone payments upon achievement of the milestones and when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met.

The Company recognizes revenue from royalty revenue when the Company has fulfilled the terms of the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, and the amount of the royalty fee is determinable and collection is reasonably assured.

Licensing Agreement

On December 15, 2014, the Company entered into a licensing agreement (the “Adapt Agreement”) with Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company. Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

The Company could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the year ended July 31, 2016, the Company received $4,500,000 of milestone payments and recognized royalty revenues of approximately $418,000 pursuant to the Adapt Agreement.

In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2,500,000 of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016, the Company had contributed the full $2,500,000. At July 31, 2015, the Company had contributed $2,341,419 of which $204,908 was unpaid and reported in accounts payable and accrued liabilities in the balance sheets.

The Company recognizes revenue for fees related to participation in the initial development plan and joint development calls as revenue once the fee is received and the Company has performed the required services for the period.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2016 and 2015.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, the Company’s Annual Report, filed on Form 10-K for the period ended July 31, 2016.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Index to Financial Statements

July 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Opiant Pharmaceuticals, Inc. (formerly Lightlake Therapeutics Inc.)

Santa Monica, California

We have audited the accompanying balance sheets of Opiant Pharmaceuticals, Inc. (formerly Lightlake Therapeutics Inc.) as of July 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opiant Pharmaceuticals, Inc. (formerly Lightlake Therapeutics Inc.) as of July 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
October 28, 2016

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Balance Sheets

As of July 31, 2016 and 2015

	July 31,	July 31,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$1,481,393	$434,217
Accounts receivable	312,498	-
Prepaid insurance	62,404	33,143
Total current assets	1,856,295	467,360

Other assets
Computer equipment (net of accumulated amortization of $1,016 at July 31, 2016 and $0 at July 31, 2015)	6,521	-
Patents and patent applications (net of accumulated amortization of $8,388 at July 31, 2016 and $7,015 at July 31, 2015)	19,062	20,435

Total assets	$1,881,878	$487,795

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$140,584	$315,460
Accrued salaries and wages	3,681,250	3,129,060
Note payable	165,000	-
Deferred revenue	250,000	-
Due to related parties	-	130,000
Total current liabilities	4,236,834	3,574,520

Deferred revenue	2,350,000	5,300,000
Total liabilities	6,586,834	8,874,520

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized;
1,992,433 shares issued and outstanding at July 31, 2016 and 1,841,866 shares issued and outstanding at July 31, 2015	1,992	1,842
Additional paid-in capital	56,478,394	44,982,519
Accumulated deficit	(61,185,342)	(53,371,086)
Total stockholders' deficit	(4,704,956)	(8,386,725)
Total liabilities and stockholders' deficit	$1,881,878	$487,795

The accompanying notes are an integral part of these financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Operations

For the years ended July 31, 2016 and 2015

	For the
	Year Ended
	July 31,
	2016	2015

Revenues
Royalty and licensing revenue	$5,097,595	$800,000
Treatment investment revenue	4,800,000	750,000
	9,897,595	1,550,000

Operating expenses
General and administrative	15,571,080	6,034,520
Research and development	1,747,077	2,414,973
Selling expenses	317,917	-
Total operating expenses	17,636,074	8,449,493

Loss from operations	(7,738,479)	(6,899,493)

Other income (expense)
Interest expense, net	(11,890)	(28,232)
Loss on foreign exchange	(63,887)	(110,148)
Total other income (expense)	(75,777)	(138,380)

Loss before provision for income taxes	(7,814,256)	(7,037,873)

Provision for income taxes	-	-

Net loss	$(7,814,256)	$(7,037,873)

Loss per share of common stock:
Basic and diluted	$(4.09)	$(3.88)
Weighted average common stock outstanding
Basic and diluted	1,910,489	1,813,069

The accompanying notes are an integral part of these financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Stockholders' Deficit

For the years ended July 31, 2016 and 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2014	1,782,073	$1,782	$43,253,363	$(46,333,213)	$(3,078,068)

Stock issued for services	59,793	60	311,605	-	311,665

Stock based compensation from issuance of stock options	-	-	1,008,239	-	1,008,239

Stock based compensation from issuance of warrants	-	-	409,312	-	409,312

Net loss	-	-	-	(7,037,873)	(7,037,873)

Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

Stock issued upon the exercise of options	15,715	15	(15)	-	-

Stock issued for services	134,852	135	1,185,344	-	1,185,479

Stock based compensation from issuance of stock options	-	-	10,310,546	-	10,310,546

Net loss	-	-	-	(7,814,256)	(7,814,256)

Balance at July 31, 2016	1,992,433	$1,992	$56,478,394	$(61,185,342)	$(4,704,956)

The accompanying notes are an integral part of these financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Statements of Cash Flows

For the years ended July 31, 2016 and 2015

	For the
	Year Ended
	July 31,	July 31,
	2016	2015

Cash flows provided by (used in) operating activities
Net loss	$(7,814,256)	$(7,037,873)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,389	1,373
Issuance of common stock for services	1,185,479	311,665
Stock based compensation from issuance of options	10,310,546	1,008,239
Stock based compensation from issuance of warrants	-	409,312
Note payable issued for services	165,000	-

Changes in assets and liabilities:
Increase in prepaid expenses	(29,261)	(9,064)
Accounts receivable	(312,498)	-
Decrease in deferred revenue	(4,800,000)	(750,000)
Increase (decrease) in accounts payable	(174,876)	114,856
Increase in accrued salaries and wages	552,190	1,712,409
Net cash used in operating activities	(915,287)	(4,239,083)

Cash flows used in investing activities
Purchase of property, plant and equipment	(7,537)	-
Net cash provided by financing activities	(7,537)	-

Cash flows provided by (used in) financing activities
Proceeds from related parties notes payable	151,191	-
Payments to related parties on notes payable	(281,191)	(220,000)
Investment received in exchange for royalty agreement	2,100,000	4,638,530
Net cash provided by financing activities	1,970,000	4,418,530

Net increase in cash and cash equivalents	1,047,176	179,447
Cash and cash equivalents, beginning of period	434,217	254,770
Cash and cash equivalents, end of period	$1,481,393	$434,217

Supplemental disclosure
Interest paid during the period	$78,865	$-
Taxes paid during the period	$-	$-

Non-Cash Financing Transactions
Cashless exercise of options	$15	$-

The accompanying notes are an integral part of these financial statements.

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Notes to Financial Statements

For the years ended July 31, 2016 and 2015

1.	Organization and Basis of Presentation

Opiant Pharmaceuticals, Inc. (“we”, “our”, or the “Company”), a Nevada corporation, is a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN® (naloxone hydrochloride) Nasal Spray. The Company’s fiscal year end is July 31.

Reverse Stock Split

In December 2014, the Company effected a one-for-one hundred reverse stock split (the “1:100 Reverse Stock Split”) of its common stock, par value, $0.001 per share (the “Common Stock”) which decreased the number of shares of Common Stock issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares. Unless otherwise noted, impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include but are not limited to shares of Common Stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred or Common Stock authorized resulting from the 1:100 Reverse Stock Split.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses, a working capital deficit as of July 31, 2016 of $2,380,539 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its Common Stock and/or the sale of interests in the Company's prospective products and/or royalty transactions to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $1,481,393 and $434,217 at July 31, 2016 and 2015, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85,000 by the Financial Services Compensation Scheme (UK Equivalent). The cash balances exceeded these insured amounts during the year.

Accounts Receivable

The Company routinely assesses the recoverability of receivables to determine their collectability by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. The Company determines its allowance for doubtful accounts by considering such factors as the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole.

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

Earnings (Loss) per Share

The Company follows ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the respective period presented in the Company’s accompanying financial statements.

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

Common Stock equivalents have not been included in the calculation of dilutive earnings (loss) per share as the result would be anti-dilutive. At July 31, 2016, potentially dilutive Common Stock equivalents are approximately 5,850,385 (2015 – 4,496,052) which consist of options and warrants.

Research and Development Costs

The Company follows ASC 730, Research and Development, and expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in British Pounds and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

The Company had stock-based compensation of $11,496,025 and $1,729,216 for the years ended July 31, 2016 and 2015, respectively.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, note payable, and due to related parties. The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

As of July 31, 2016 and 2015, the Company did not have any financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balance as of July 31, 2016 amount to $0 (2015 - $130,000), and was comprised of loans to the Company. (See Note 4)

Revenue Recognition

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

The Company recognizes revenue from milestone payments upon achievement of the milestones and when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met.

The Company recognizes revenue from royalty revenue when the Company has fulfilled the terms of the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, and the amount of the royalty fee is determinable and collection is reasonably assured.

Licensing Agreement

On December 15, 2014, the Company entered into a licensing agreement (the “Adapt Agreement”) with Adapt Pharma Operations Limited, a wholly owned subsidiary of Adapt Pharma Limited (“Adapt”), an Ireland-based pharmaceutical company. Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

The Company could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the year ended July 31, 2016, the Company received $4,500,000 of milestone payments and recognized royalty revenues of approximately $418,000 pursuant to the Adapt Agreement.

In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2,500,000 of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016, the Company had contributed the full $2,500,000. At July 31, 2015, the Company had contributed $2,341,419 of which $204,908 was unpaid and reported in accounts payable and accrued liabilities in the balance sheets.

The Company recognizes revenue for fees related to participation in the initial development plan and joint development calls as revenue once the fee is received and the Company has performed the required services for the period.

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

The Company uses office space provided by Michael Sinclair and Kevin Pollack free of charge.

At July 31, 2015, the Company had an aggregate of $130,000 of loans outstanding to a director of the Company Geoffrey Wolf, the Company’s Chief Financial Officer Kevin Pollack and the Company’s Chairman Dr. Michael Sinclair, in the individual amounts of $65,000, $13,000 and $52,000, respectively. In December 2012, the Company borrowed an aggregate of $350,000 pursuant to promissory notes with each of Geoffrey Wolf, Kevin Pollack and Dr. Michael Sinclair, in the individual amounts of $175,000, $35,000 and $140,000, respectively. Each promissory note accrued interest at 6.0% per year and was due in December 2013. Each promissory note was amended on December 16, 2013 to extend the final maturity date to January 6, 2015 and increase the interest rate to 8.5% per annum. During the year ended July 31, 2015, an aggregate of $220,000 of the principal amount was repaid. In December 2014, the promissory notes were further amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts. The loans were unsecured. On January 22, 2016, the Company repaid Mr. Wolf all outstanding principal and accrued interest underlying his note, and on January 25, 2016, the Company repaid Dr. Sinclair and Mr. Pollack all outstanding principal and accrued interest underlying their notes.

During September 2015 and October 2015, the Company received an aggregate of $151,191 of loans from each of the Company’s President Dr. Roger Crystal, the Company’s Chief Financial Officer Kevin Pollack and the Company’s Chairman Dr. Michael Sinclair, in the individual amounts of $51,191, $50,000 and $50,000, respectively. The loans each bore interest at 6% per annum until January 31, 2016. The loans were all unsecured and were due on January 31, 2016 unless the Company received specified funding. If the Company received the specified funding the loans become due 10 business days after the funding. If the loans were not repaid by January 31, 2016, the maturity date of the loans shall be changed to May 31, 2016 and a penalty interest of 4% per annum would be added. On December 15, 2015, the Company repaid Dr. Sinclair and Mr. Pollack all outstanding principal and accrued interest underlying their loans, and on December 16, 2015, the Company repaid Dr. Crystal all outstanding principal and accrued interest underlying his loan.

5.	Note Payable

On June 21, 2016, the Company entered into a settlement and release agreement with a former advisor pursuant to which, in exchange for prior advisory services rendered to the Company in full pursuant to an advisory services agreement dated on or about September 17, 2012, the Company has agreed to pay the $165,000 amount owed to the advisor for the past services rendered. As evidence of the Company’s obligation to pay the settlement amount, the Company issued a secured promissory note to the advisor on June 21, 2016, earning interest at the rate of 6% per annum, with the unpaid principal amount and accrued and unpaid interest due and payable in full on the earlier of (i) the closing by the Company of one or more equity or debt financings with aggregate gross proceeds to the Company of at least $2,200,000, and (ii) December 15, 2016. In addition, as security for the prompt payment of the note, the Company has pledged 22,916 shares of Common Stock as collateral pursuant to a pledge agreement, dated as of June 21, 2016, by and between the Company and the advisor. Such 22,916 shares of Common Stock are being held by an escrow agent pursuant to a securities escrow agreement, dated as of June 21, 2016, by and between the Company and the advisor, and shall be released to the advisor upon an “Event of Default”, as defined in the note agreement.

6.	Deferred Revenue

On April 16, 2013, the Company entered into an agreement and subsequently received funding from an investor, Potomac Construction Limited (“Potomac”), in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to the Company’s treatment to reverse opioid overdoses (the “Opioid Overdose Reversal Treatment Product”). In exchange for this funding, the Company agreed to provide the investor with a 6.0% interest (the “6.0% Investor Interest”) in the “OORT Net Profit” generated from the product in perpetuity. “OORT Net Profit” is defined as any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to product-related activities, which allocation shall be determined in good faith by the Company. The investor also has rights with respect to the 6.0% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product is not introduced to the market and not approved for marketing within 24 months, the investor will have a 60 day option to exchange its 6.0% Investor Interest for 75,000 shares of Common Stock of the Company. During the year ended July 31, 2015, the Company recognized $600,000 as revenue because the investor’s option to receive the shares of Common Stock expired unexercised, and the research and development work related to the product was completed as of July 31, 2015.

On May 30, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $150,000 for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest (the “2013 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2013 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved for marketing within 24 months, the investor would have had a 60 day option to exchange its 2013 1.5% Investor Interest for 18,750 shares of Common Stock of the Company. During the year ended July 31, 2015, the Company recognized $150,000 as revenue because the investor’s option to receive the shares of Common Stock expired unexercised, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2015.

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by December 17, 2016, the investor will have a 60 day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers, in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest (the “2014 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2014 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, the investor would have had a 60 day option to exchange its 2014 1.5% Investor Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 2014 1.5% Investor Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300,000 as revenue because the investor’s option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation (the “Foundation”) which later assigned its invest to Valour Fund, LLC (“Valour”) in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit (the “6.0% Fund Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Valour also has rights with respect to the 6.0% Fund Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 6.0% Fund Interest within 2.5 years or after 2.5 years of the July 22, 2014 initial investment date at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA or an equivalent body in Europe for marketing and was not actually marketed by July 22, 2016, the Foundation would have had a 60 day option to receive shares of the Company’s Common Stock in lieu of the 6.0% Fund Interest in the Opioid Overdose Reversal Treatment Product at an exchange rate of 10 shares for every dollar of its investment. On July 28, 2014, the Company received an initial investment of $111,470 from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614 and $988,042, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 6.0% Fund Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 9, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “September 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 0.98% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the September 2014 0.98% Investor Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, the investor would have had a 60 day option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by September 17, 2017, the investor will have a 60 day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company.

On October 31, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “October 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.98% interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the October 2014 0.98% Investor Interest from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the October 31, 2014 investment date at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and was not approved by the FDA or an equivalent body in Europe and not marketed by October 31, 2016, the investor would have had a 60 day option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60 day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company.

On September 22, 2015, the Company received a $1,600,000 commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60 day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of $618,000, $715,500 and $266,500 from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

On December 8, 2015, the Company entered into an agreement with an investor, Potomac, to receive $500,000 for use by the Company for any purpose, which $500,000 was invested by December 18, 2015. In exchange for this funding, the Company granted the investor a 0.75% interest in the OORT Net Profit (the “0.75% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.75% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 0.75% Investor Interest, from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the December 8, 2015 initial investment date, at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the 0.75% Investor Interest rather than for the entire interest. The investor also had an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the OORT Net Profit. If such investment were made, then the investor also would have rights with respect to its 1.50% interest if the Opioid Overdose Reversal Treatment Product was sold or the Company was sold. This investor option expired unexercised. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain any option to exchange the 0.75% Investor Interest for shares of Common Stock of the Company, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

7.	Stockholders’ Equity

Common Stock

During the year ended July 31, 2016

Pursuant to an agreement dated September 1, 2015, the Company issued 10,000 shares of unregistered Common Stock in exchange for services rendered by a consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $80,500.

On October 6, 2015, the Company issued 13,697 shares of unregistered Common Stock pursuant to the agreement described in Note 8. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152.

On November 19, 2015, the Company issued 14,327 shares of the unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares have been issued as of July 31, 2016 due to achievement of certain milestones (see below).

On December 16, 2015, the Company entered into a services agreement with a term of one year. Pursuant to the agreement, the Company issued 7,000, 9,000, and 11,000 shares of restricted unregistered Common Stock in exchange for services rendered by the consultant on December 18, 2015, March 21, 2016, and June 24, 2016, respectively. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $64,050, $94,500 and $91,520, respectively. In addition, the Company agreed to issue 13,000 shares of unregistered Common Stock by September 30, 2016. On September 23, 2016_the Company terminated the agreement and the remaining 13,000 shares will no longer be issued.

On February 1, 2016, the Company issued 5,500 shares of the Company’s unregistered Common Stock to a consultant for consulting services. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $57,750.

On February 8, 2016, the Company issued 10,746 shares of the Company’s unregistered Common Stock pursuant to the agreement described in Note 8. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,385.

On March 8, 2016, the Company issued 3,582 shares of unregistered Common Stock to a consultant, pursuant to the terms of the LOI disclosed above, as a result of the first commercial sale of NARCAN® Nasal Spray by Adapt in the U.S. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $32,775.

On March 25, 2016, the Company issued 15,715 shares of unregistered Common Stock as a result of the cashless exercise of 30,000 options.

On April 26, 2016, the Company issued 50,000 shares of unregistered Common Stock pursuant to the agreement described in Note 8. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $431,500.

During the year ended July 31, 2015

In August 2014, the Company issued 7,846 shares of unregistered Common Stock to consultants for services rendered. The shares have a fair value of $44,723 based on stock prices at issuance dates.

In December 2014, the Company issued 24,015 shares of unregistered Common Stock to a company for services rendered. The shares have a fair value of $91,258 based on the stock prices at issuance dates.

In January 2015, the Company issued a total of 5,000 shares of unregistered Common Stock to two consultants for services rendered. The shares have a fair value of $19,720 based on the stock prices at issuance dates.

In March 2015, the Company issued a total of 20,900 shares of unregistered Common Stock to two companies and a consultant for services rendered. The shares have a fair value of $141,130 based on the stock prices at issuance dates.

In April 2015, the Company issued 1,232 shares of unregistered Common Stock to a consultant for services rendered. The shares have a fair value of $8,994 based on the stock prices at issuance dates.

In July, 2015, the Company issued 800 shares of unregistered Common Stock to a consultant for services rendered. The shares have a fair value of $5,840 based on the stock prices at the date performance by the consultant was complete.

Stock Options

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On August 2, 2014, the Company granted options to purchase 30,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $173,999 which have been fully recognized as expense for the year ended July 31, 2015.

On November 12, 2014, the Company granted options to purchase 30,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over 3 years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $188,825, of which $103,951 has been fully recognized as expense for the year ended July 31, 2015.

On November 12, 2014, the Company granted options to purchase 20,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vest over three years. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $127,150, of which $67,984 has been fully recognized as expense for the year ended July 31, 2015.

On January 9, 2015, the Company granted options to purchase 15,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $65,163 which have been fully recognized as expense for the year ended July 31, 2015.

On January 25, 2015, the Company granted options to purchase 10,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $36,169 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, the Company granted options to purchase 48,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $282,227 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, the Company granted options to purchase 32,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of 5 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $186,655 which have been fully recognized as expense for the year ended July 31, 2015.

On July 15, 2015, the Company granted options to purchase 10,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of 3 years and vested immediately. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $55,043 which have been fully recognized as expense for the year ended July 31, 2015.

On October 27, 2015, the Company granted options to purchase a total of 1,437,500 shares of Common Stock exercisable on a cashless basis to the Company’s board of directors (the “Board”) and a senior executive of the Company. Each of these options have an exercise price of $7.25, a term of 10 years and vested immediately upon grant. Each stock option may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the FDA of the NDA with respect to the Opioid Overdose Reversal Treatment Product, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. As of April 30, 2016, the conditions for exercisability were met and the options were fully exercisable. The Company has valued these options using the Black-Scholes option pricing model, resulting in a fair market value of an aggregate of $10,062,500, which options have been fully recognized as an expense for the year ended July 31, 2016.

On May 17, 2016, the Company granted options to purchase a total of 70,000 shares of Common Stock exercisable on a cashless basis to the then-new members of the Company’s Board. These options all have an exercise price of $10.00 and a term of 5 years. The options for each new director vest as follows: 11,667 shares vest upon the uplisting of the Company to the NASDAQ Stock Market; 11,667 shares vest upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors commencing May 5, 2016; and 11,666 shares vest upon the first submission of a NDA to the FDA for one of the Company’s products by either the Company or a Company licensee. The Company has valued these options using the Black-Scholes option pricing model which resulted in an aggregate fair market value of $580,286, of which an aggregate of $149,007 was recognized as expense for the year ended July 31, 2016.

The Company also recognized stock based compensation expense of $99,039 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the year ended July 31, 2016 and 2015 were as follows:

	2016	2015
Market value of stock on measurement date	$7.00 to 10.00	$3.75 to 7.30
Risk-free interest rate	0.71-2.05%	1.00-1.73%
Dividend yield	0%	0%
Volatility factor	124-373%	147-407%
Term	3-10 years	3-5 years

Stock option activity for year ended July 31, 2016 and is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	3,047,500	9.00	8.56
Granted	195,000	11.33
Forfeited/expired/cancelled	(85,000)	11.21
Outstanding at July 31, 2015	3,157,500	9.42	7.58
Granted	1,507,500	7.38
Exercised	(30,000)	5.00
Outstanding at July 31, 2016	4,635,000	8.79	7.39	$2,731,250
Exercisable at July 31, 2016	4,281,666	8.37	7.82	$2,731,250

A summary of the status of the Company’s non-vested options as of July 31, 2016 and changes during the year ended July 31, 2016 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2014	17,500	$3.11
Granted	195,000	5.09
Vested	(175,000)	5.06
Non-vested at July 31, 2015	37,500	$3.85
Granted	1,507,500	7.06
Vested	(1,454,167)	7.00
Non-vested at July 31, 2016	90,833	$7.27

At July 31, 2016, there was $460,879 of unrecognized compensation costs related to non-vested stock options.

Warrants

On December 16, 2014, the Company issued warrants to purchase 38,800 shares of Common Stock with an exercise price of $8.00 per share to a consultant for services rendered. These warrants have a term of 10 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $144,724 which have been fully recognized as expense for the year ended July 31, 2015.

On March 19, 2015, the Company issued warrants to purchase 45,000 shares of Common Stock with an exercise price of $10.00 per share to a consultant for services rendered. These warrants have a term of 5 years and vested immediately. The Company has valued these warrants using the Black-Scholes option pricing model which resulted in a fair market value of $264,588 which have been fully recognized as expense for the year ended July 31, 2015.

Warrant activity for the year ended July 31, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	1,254,752	$20.00	4.33	$-
Issued	83,800	9.07	-	-
Exercised	-		-	-
Outstanding at July 31, 2015	1,338,552	$19.53	3.55	$-
Expired	(123,167)	35.55	-	-
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	$-
Exercisable at July 31, 2016	490,385	$22.20	5.00	$-

8.	Licensing Agreement

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

On October 6, 2015, the Company entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate the Technology until August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate the Technology until February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s Common Stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152.

During February 2016, the Company elected to further extend the period of time during which the Company could evaluate Aegis’ Technology until August 11, 2016. The Company paid Aegis $75,000 and issued 10,746 shares of the Company’s Common Stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,385.

On April 26, 2016, the Company entered into an amendment to the Aegis Agreement. Pursuant to this agreement, the Company’s license to evaluate Aegis’ Technology was extended through December 31, 2016.

On April 26, 2016, the Company and Aegis entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated Aegis Agreement”) which amends and restates in its entirety the Aegis Agreement. Under the Restated Aegis Agreement, the Company has been granted an exclusive royalty-free research license to Aegis’ Technology for a period of time (the “Compound Research Period”), to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology and evaluate the Company’s interest in licensing the Technology through use of a “Compound” (as defined in the Restated Aegis Agreement) in additional studies.

The Company agreed to pay Aegis (i) an aggregate of $300,000, of which the Company may elect to pay up to 50% by issuing shares of the Company’s Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s Common Stock over the 20 trading days preceding the date of payment as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of Common Stock as partial consideration for entering into the Restated Aegis Agreement. The Company exercised such extensions through payment of the first and second extension fees prior to October 13, 2015 and prior to February 13, 2016, respectively. The Restated Aegis Agreement shall expire on the earlier of (i) the expiration of the “Opiant Negotiation Periods” (as defined in the Restated Aegis Agreement) and (ii) on 30 days’ prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a “Product”, defined as (i) pharmaceutical formulations containing the Compound as an active ingredient and (ii) Aegis’s proprietary chemically synthesizable excipient(s), including without limitation the Intravail® excipients pharmaceutical formulations containing certain ingredients of Aegis’ proprietary technology.

During the term of the Restated Aegis Agreement, the Company has a right of first refusal and option to add any, or all of the “Additional Compounds” (as defined in the Restated Aegis Agreement), which the Company may exercise at any time upon written notice to Aegis. The Company has granted Aegis a co-exclusive license with the Company to use the data from the Company’s Studies under the Restated Aegis Agreement for certain purposes. Pursuant to the Restated Aegis Agreement, Aegis granted the Company an exclusive option (the “Opiant Option”) to obtain an exclusive, worldwide, royalty-bearing license (with the right to grant sublicenses through multiple tiers) under Aegis’s interests in the Technology and any “Joint Invention” (as such term is defined in the Restated Aegis Agreement) to the Technology to research, develop, make, have made, use, sell, offer for sale, and import products containing the Compound or an Additional Compound. The Company may exercise such Opiant Option with respect to the Compounds by written notice to Aegis within 90 days of the completion of the Study for (i) the Compounds or (ii) the Additional Compounds. In the event the Company exercises the Opiant Option, the parties have 120 days to negotiate and execute a definitive license agreement. The terms of such license agreement have been contemplated and agreed upon by the parties under a letter agreement dated April 26, 2016 (the “Letter Agreement”). In the event the Company exercises the Opiant Option, the Company shall pay to Aegis a nonrefundable and noncreditable license issuance fee of $300,000 as of April 26, 2016, of which the Company may elect to pay up to 50% by issuing shares of the Company’s Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of the Company’s stock over the prior 20 trading days. In the event the Company exercises the Opiant Option specific to the “Opioid Field” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis an additional $100,000 fee and any such products in the Opioid Field shall be subject to the same milestones, royalties and other monetary obligations set forth in the Letter Agreement and summarized below.

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

The foregoing description of the Restated Aegis Agreement and the Letter Agreement is qualified in its entirety by reference to the complete text of the Restated Aegis Agreement and the Letter Agreement which were filed as exhibits to the Company’s June 8, 2016 10-Q. The Company received confidential treatment for certain terms and provisions of the Restated Aegis Agreement and the Letter Agreement.

9.	Commitments

On December 18, 2014, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant agreed to provide financial advisory services with regard to the licensing agreement with Adapt Pharma Operations Limited described in Note 3. In exchange for these services, the Company incurred fixed fees of $225,000 and $75,000 during the years ended July 31, 2016 and 2015, respectively. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company pursuant to the licensing agreement in excess of $3,000,000, in perpetuity. Total fees incurred during the year ended July 31, 2016 amounted to $317,917.

The Company leases office space in three locations. The Company’s headquarters are located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401 for $5,056 per month. The lease with Premier Office Centers, LLC (“Premier”), as amended effective October 1, 2016, has an initial term of five months and shall automatically renew for successive six month periods unless terminated by the Company in writing 60 days prior to the termination date. Premier may terminate the lease for any reason upon 30 days’ prior notice to the Company.

The Company also leases office space in Suite 100 of 1180 North Town Center Drive, Las Vegas, NV 89144 for $299 per month. The lease with Regus Management Group, LLC expires on July 31, 2017.

Additionally, the Company leases office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five month term ending March 31, 2017. The Company’s lease is with Euston Tower Serviced Offices Ltd.

10.	Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of July 31, 2016, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses from prior years as well as stock based compensation expense. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant NOLs. All of the Company's income tax years remained open for examination by taxing authorities.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2016	July 31, 2015

Net loss before taxes at statutory rate	$(3,242,916)	$(2,744,770)
Permanent items	1,764	6,508
Temporary items	4,770,850	667,840
Income tax expense at statutory rate	1,529,698	(2,070,422)

Valuation allowance	(1,529,698)	2,070,422

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2016	July 31, 2015

Net operating loss carryover at statutory rate	$(10,063,523)	$(11,593,221)
Stock-based compensation expense	(9,217,868)	(4,447,018)
	(19,281,391)	(16,040,239)

Valuation allowance	19,281,391	16,040,239

Net deferred tax asset	$-	$-

The Company had no uncertain tax positions at July 31, 2016 or July 31, 2015.

11.	Subsequent Events

On October 6, 2016 the Company received $500,000 from Adapt as a regulatory milestone payment pursuant to the Adapt Agreement. This payment was triggered by the Health Canada approval of Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN® Nasal Spray.

On October 6, 2016, the Company granted options to purchase a total of 50,000 shares of Common Stock exercisable on a cashless basis to two employees. These options all have an exercise price of $10.00 and a term of 10 years. The options vest as follows: 1,388 shares vest upon each of the first through twentieth month anniversaries of the grant date; 1,390 shares vest upon each of the twenty-first through thirty-sixth month anniversaries of the grant date.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of July 31, 2016 that the Company’s disclosure controls and procedures were not effective due to material weaknesses indicated below.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with the Company’s established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of July 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2016.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2016 and identified the following material weaknesses:

a)	Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
b)	Lack of proper segregation of duties due to limited personnel.
c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

The Company’s management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing outside directors and audit committee members in the future.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the three months ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers are listed below. The number of directors is determined by the Board. All of the Company’s directors hold office until the next annual meeting of the stockholders or until their successors have been duly elected and qualified. The Company’s officers are appointed by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION

Dr. Michael Sinclair	73	Executive Chairman, Chairman of the Board
Dr. Roger Crystal	40	Chief Executive Officer, President, Director
Kevin Pollack	46	Chief Financial Officer, Treasurer, Secretary, Director
Geoffrey Wolf	63	Director
Ann L. MacDougall	62	Director
Dr. Gabrielle Silver	43	Director

Set forth below is a brief description of the background and business experience of the Company’s executive officers and directors.

Dr. Michael Sinclair has been the Executive Chairman and a director of the Company since November 29, 2010. Dr. Sinclair has developed and managed healthcare companies for over forty years. As a physician specializing in psychiatry, he began his medical career at Middlesex Hospital in London in 1967. His transition to business came when he founded and acted as Chief Executive of Nestor PLC in 1971. His tenure as CEO of Nestor resulted in a compound annual IRR of 38% over an 8-year period for its shareholders. He acted as President (International) of INA Healthcare Group (subsequently CIGNA) and its Hospital Affiliates Inc. subsidiary between 1979 and 1982. As Executive Chairman of Lifetime Corporation, which he founded, he was instrumental in growing its KQC subsidiary from one office in Nashville to a business with a turnover of $1 billion between 1982 and 1993. In 1994 he founded U.S.-based Atlantic Medical Management LLP, which managed the New York based healthcare venture fund, Atlantic Medical Capital LP, where he served as Chairman until 2001. Dr. Sinclair has served as Executive Chairman and Chief Executive Officer of Advanced Oncotherapy, PLC, since 2000 and during 2016, respectively, and also has served on the Board of Overseers (emeritus) of the Tufts University School of Medicine since 1993. Dr. Sinclair’s qualifications to serve on the Board include his medical and management experience.

Dr. Roger Crystal has been the Chief Executive Officer and a director of the Company since September 23, 2009. Dr. Crystal is a pioneer in the development of intranasal naloxone treatments for opioid overdose. He led the Company’s development of nasal naloxone for opioid overdose, which led to FDA approval, and is the lead inventor on the product’s patents. He has several years’ experience as a clinician, and began his career as an ENT surgeon at Imperial College Healthcare, London. He holds degrees in Medicine and Physiology from the University of Birmingham. He was also awarded Membership of The Royal College of Surgeons of England. He was an Honorary Research Fellow at University College London and has authored of a number of peer-reviewed scientific articles. While completing an MBA at London Business School, he worked for Goldman Sachs in mergers and acquisitions and then consulted for A.T. Kearney specializing in healthcare strategy management until 2010. He served on the Global Business Development Product Acquisition and Licensing team at GE Healthcare where he was responsible for evaluating acquisitions, licensing and partnering deals until 2014. Most recently he served as Chief Business Officer for ImaginAb, a Los Angeles based venture capital backed biotechnology company, developing immuno-oncology imaging agents. In this capacity he led the company’s turnaround, to establish the strategy for the development of its immune-imaging platform and managed its partnerships, pharmaceutical company engagements and licensing deals. Dr. Crystal’s qualifications to serve on the Board include his experience as a physician and deep expertise in healthcare from the perspective as a clinician and business leader; his knowledge of the healthcare industry; and his operational, managerial and strategic expertise relating to early stage biopharma companies.

Kevin Pollack has been the Chief Financial Officer and a director of the Company, and Secretary and Treasurer since 2012 and 2013, respectively. From 2007 to 2013, Mr. Pollack worked in asset management at Paragon Capital LP. Mr. Pollack has been an investment banker and securities attorney at Banc of America Securities LLC from 2000 to 2001 and Sidley Austin LLP (formerly Brown & Wood LLP) from 1996 to 2000, respectively. He is a 1992 magna cum laude graduate of the Wharton School of the University of Pennsylvania and holds JD and MBA degrees from Vanderbilt University, where he graduated in 1996 with Beta Gamma Sigma honors. Currently, Mr. Pollack joined the board of directors of MagneGas Corporation and Pressure BioSciences, Inc. in 2012. He also has been President of Short Hills Capital LLC since 2003. Mr. Pollack’s qualifications to serve on the Board include his financial, legal, investment and management experience, including his experience with other public companies.

Geoffrey Wolf has been a director of the Company since December 31, 2012. Mr. Wolf resides in Switzerland. During 2008 to 2012, Mr. Wolf managed Vector Assets S.A., an asset management company, which controlled companies in the mining, oil and gas, pharmaceuticals, hospitality and real estate industries. Since 2013, Mr. Wolf has been managing GTL Investments Limited, an asset management company, which controls companies in the mining, oil and gas, pharmaceuticals, hospitality and real estate industries. He received a business degree from Middlesex University in 1976. Mr. Wolf’s qualifications to serve on the Board include his financial and management experience.

Ann MacDougall has been a director of the Company since May 5, 2016. Ms. MacDougall has extensive global experience spanning both operating and legal roles for both private and non-profit organizations. Since January 2014, she has served as President of Encore.org, a national organization building a movement for individuals developing second careers in public or non-profit service. From 2007 to December 2013, Ms. MacDougall was Chief Operating Officer of Acumen, an investment fund focused on goods and services for low-income customers. Prior to Acumen, she had a long career managing legal matters at PriceWaterhouseCoopers, including as General Counsel in the U.S. and Deputy General Counsel based in Paris. Ms. MacDougall earned her B.A. at Tufts University and her J.D. at Brooklyn Law School. Ms. MacDougall’s qualifications to serve on the Board include (i) her financial, legal and management experience and (ii) her prior experience on audit committees.

Dr. Gabrielle Silver has been a director of the Company since May 5, 2016. Ms. Silver has extensive experience managing the growth and profitability of pharmaceuticals and diagnostics businesses with a key focus on neurology. Since October 2015, she has served as a partner at Brunswick Group, an advisory firm specializing in critical issues and corporate relations, where she is co-leading the firm’s global pharmaceutical and healthcare offering. Since September 2015, Dr. Silver has served as an associate non-executive director of The Royal National Orthopaedic Hospital in London, England. From October 2013 to October 2015, she was an executive at GE Healthcare’s Operating Room Solutions business, a new division at GE Healthcare. From September 2010 to October 2013, she was Global Head of Neuroscience/General Medicine Strategic Marketing at GE. In this role, she developed the disease-focused growth strategy across the diagnostics and imaging portfolio. Earlier in her career, Dr. Silver was the director of the CNS Franchise of Eisai Ltd., UK for which she was responsible for growth and profitability of key brands in the UK including Aricept® and Zonegran®. Prior to her tenure at Eisai, she was Therapeutic Area Director of Neuroscience at Bristol-Myers Squibb UK. Dr. Silver received her Bachelor of Science from the University of Bristol and her Bachelor of Medicine and Bachelor of Surgery from the University of London. She is also a Fellow of the Faculty of Pharmaceutical Medicine in the UK. Dr. Silver’s qualifications to serve on the Board include her healthcare, financial and management experience.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the Company’s directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to (i) an alleged violation of any federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in the Company’s discussion below in “Certain Relationships and Related Transactions, and Director Independence”, none of the Company’s directors or executive officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

The Company’s directors are elected by the Company’s stockholders for a one-year term until the next annual general meeting of the Company’s stockholders, or until removed by the stockholders in accordance with the Company’s bylaws. The Company’s officers are appointed by the Board and hold office until removed by the Board.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only three officers and six directors, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

Director Independence

Pursuant to Rule 5605 of The NASDAQ Stock Market, one of the definitions of an independent director is a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the Board has determined that the only independent directors are Mr. Geoffrey Wolf, Ms. Ann MacDougall and Dr. Gabrielle Silver.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating and corporate governance committee, a compensation committee nor an audit committee of the Board. The Board consists of six directors. The Company receives limited revenues. At such time that the Company generates or expects to generate significant revenues, the Company plans to propose creating committees of its Board, including a nominating and corporate governance committee, a compensation committee and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Board of Directors and Director Nominees

Since the Board has three independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by stockholders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 10 days prior to the next annual stockholder meeting at which a slate of director nominees is elected, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the stockholder submitting the proposed nominee believes that the nomination would be in the best interests of the Company’s stockholders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and stockholders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to stockholders for election to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. Specific due dates for these records have been established, and we are required to report any failure in the fiscal year ended July 31, 2016 to file by these dates.

Based solely upon a review of copies of such forms filed on Forms 3 and 4, and amendments thereto furnished to us, we believe that (i) from December 2014 to October 2015, Dr. Roger Crystal, Geoffrey Wolf and Kevin Pollack were not in compliance with their respective Section 16(a) filing requirements, (ii) from December 2014 to December 2015, Dr. Michael Sinclair was not in compliance with his Section 16(a) filing requirements, and (iii) from May 2016 to September 2016, Dr. Gabrielle Silver and Ann MacDougall were not in compliance with their respective Section 16(a) filing requirements. Each of Dr. Crystal and Mr. Wolf had a Form 3 reporting 11 and nine transactions, respectively, that was filed late and Mr. Pollack had a Form 4 reporting 8 transactions that was filed late. Dr. Sinclair had a Form 4 reporting 14 transactions that was filed late. Dr. Silver and Ms. MacDougall each had a Form 3 reporting zero transactions that was filed late.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by or paid to the named executive officers paid by the Company during the years ended July 31, 2016, and 2015 in all capacities for the accounts of the Company’s executives, including the Chairman, Chief Executive Officer, and Chief Financial Officer.

Name and principal position	Year	Salary($)		Bonus($)		Stock Award(s)($)	Option Awards ($)(1)	All Other Compensation($)		Total ($)

Dr. Roger Crystal	2016	615,554	(2)	550,000	(8)	-0-	3,500,000	27,767	(14)	4,693,321
CEO	2015	567,892	(3)	820,000	(9)	-0-	-0-	-0-		1,387,892
Kevin Pollack,	2016	610,333	(4)	530,000	(10)	-0-	3,500,000	27,358	(15)	4,667,691
CFO	2015	541,598	(5)	767,500	(11)	-0-	-0-	-0-		1,309,098
Dr. Michael Sinclair	2016	368,449	(6)	115,000	(12)	-0-	1,750,000	-0-		2,233,449
Chairman	2015	355,918	(7)	193,000	(13)	-0-	-0-	-0-		548,918

59

_________________________

(1) The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with ASC Topic 718 as of July 31 of the year indicated. For information regarding assumptions underlying the valuation of equity awards, see Note 7 of the Financial Statements in this Annual Report.

(2) During the year ended July 31, 2016, Dr. Crystal was paid $442,354 of the base cash compensation set forth in Dr. Crystal’s employment agreement, $0 of bonuses earned and $375,000 of accrued compensation from previous fiscal years.

(3) During the year ended July 31, 2015, Dr. Crystal was paid $267,000 of the base cash compensation set forth in Dr. Crystal’s employment agreement, $90,000 of bonuses earned and $216,667 of accrued compensation from previous fiscal years.

(4) During the year ended July 31, 2016, Mr. Pollack was paid $453,125 of the base cash compensation set forth in Mr. Pollack’s employment agreement, $0 of bonuses and $375,000 of accrued compensation from previous fiscal years.

(5) During the year ended July 31, 2015, Mr. Pollack was paid $266,000 of the base cash compensation set forth in Mr. Pollack’s employment agreement, $85,000 of bonuses earned and $216,667 of accrued compensation from previous fiscal years.

(6) During the year ended July 31, 2016, Dr. Sinclair was paid $241,667 of the base cash compensation set forth in Dr. Sinclair’s employment agreement, $0 of bonuses earned and $350,000 of accrued compensation from previous fiscal years.

(7) During the year ended July 31, 2015, Dr. Sinclair was paid $158,000 of the base cash compensation set forth in Dr. Sinclair’s employment agreement, $17,500 of bonuses earned and $216,667 of accrued compensation from previous fiscal years.

(8) The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in Dr. Crystal’s employment agreement.

(9) The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in Dr. Crystal’s employment agreement. $90,000 of such bonuses were paid to Dr. Crystal during the fiscal year ended July 31, 2015.

(10) The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in Mr. Pollack’s employment agreement.

(11) The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in Mr. Pollack’s employment agreement. $85,000 of such bonuses were paid to Mr. Pollack during the fiscal year ended July 31, 2015.

(12) The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in Dr. Sinclair’s employment agreement.

(13) The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in Dr. Sinclair’s employment agreement. $17,500 of such bonuses were paid to Dr. Sinclair during the fiscal year ended July 31, 2015.

(14) Includes $10,303 contributed by the Company to Dr. Crystal’s 401(k) account, $13,290 in costs paid by the Company related to Dr. Crystal’s health, vision and dental insurance and $4,174 in costs paid by the Company related to Dr. Crystal’s life insurance.

(15) Includes $15,523 contributed by the Company to Mr. Pollack’s 401(k) account, $8,985 in costs paid by the Company related to Mr. Pollack’s health, vision and dental insurance and $2,850 in costs paid by the Company related to Mr. Pollack’s life insurance.

Compensation Committee Interlocks and Insider Participation

In lieu of a compensation committee, the following officers and employees of the Company, during the fiscal year ended July 31, 2015, participated in deliberations of the Company’s Board concerning executive officer compensation: Dr. Roger Crystal, Kevin Pollack, Dr. Michael Sinclair and Geoffrey Wolf.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of July 31, 2016.

	Number of		Number of
	Securities		Securities
	underlying		underlying
	Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Exercise	Expiration
Name	Exercisable		Unexercisable		Price ($/Sh)	Date

Dr. Roger Crystal, CEO	25,000	(1)	-		$12.00	December 30, 2022
	-		85,000	(2)	$15.00	December 30, 2017
	25,000	(3)	-		$10.00	April 30, 2023
	50,000	(4)	-		$8.00	April 30, 2023
	25,000	(5)	-		$10.00	July 31, 2023
	50,000	(6)	-		$15.00	July 31, 2023
	50,000	(7)	-		$20.00	July 31, 2023
	50,000	(8)	-		$8.00	October 31, 2023
	25,000	(9)	-		$10.00	October 31, 2023
	75,000	(10)	-		$6.00	December 30, 2023
	100,000	(11)	-		$8.00	December 30, 2023
	100,000	(12)	-		$10.00	December 30, 2023
	150,000	(13)	-		$5.00	June 14, 2024
	200,000	(14)	-		$8.00	June 14, 2024
	500,000	(15)	-		$7.25	October 26, 2025

Kevin Pollack, CFO	2,500	(16)	-		$10.00	April 16, 2017
	2,500	(16)	-		$10.00	July 16, 2017
	2,500	(16)	-		$10.00	October 16, 2017
	2,500	(16)	-		$10.00	January 16, 2018
	1,250	(17)	-		$10.00	April 16, 2018
	1,250	(17)	-		$10.00	July 16, 2018
	1,250	(17)	-		$10.00	October 16, 2018
	1,250	(17)	-		$10.00	January 16, 2019
	1,250	(17)	-		$10.00	April 16, 2019
	1,250	(17)	-		$10.00	July 16, 2019
	1,250	(17)	-		$10.00	October 16, 2019
	1,250	(17)	-		$10.00	January 16, 2020
	12,500	(18)	-		$12.00	November 26, 2017
	5,625	(19)	-		$12.00	November 26, 2017
	5,625	(19)	-		$12.00	February 26, 2018
	5,625	(19)	-		$12.00	May 26, 2018
	5,625	(19)	-		$12.00	August 26, 2018
	25,000	(1)	-		$12.00	December 30, 2022
	-		65,000	(2)	$15.00	December 30, 2017
	25,000	(3)	-		$10.00	April 30, 2023
	50,000	(4)	-		$8.00	April 30, 2023
	25,000	(5)	-		$10.00	July 31, 2023
	50,000	(6)	-		$15.00	July 31, 2023
	50,000	(7)	-		$20.00	July 31, 2023
	50,000	(8)	-		$8.00	October 31, 2023
	25,000	(9)	-		$10.00	October 31, 2023
	75,000	(10)	-		$6.00	December 30, 2023
	90,000	(11)	-		$8.00	December 30, 2023
	90,000	(12)	-		$10.00	December 30, 2023
	150,000	(13)	-		$5.00	June 14, 2024
	200,000	(14)	-		$8.00	June 14, 2024
	500,000	(15)	-		$7.25	October 26, 2025

Dr. Michael Sinclair, Executive Chairman	-		60,000	(2)	$15.00	December 30, 2017
	25,000	(3)	-		$10.00	April 30, 2023
	50,000	(4)	-		$8.00	April 30, 2023
	25,000	(5)	-		$10.00	July 31, 2023
	50,000	(6)	-		$15.00	July 31, 2023
	50,000	(7)	-		$20.00	July 31, 2023
	50,000	(8)	-		$8.00	October 31, 2023
	25,000	(9)	-		$10.00	October 31, 2023
	75,000	(10)	-		$6.00	December 30, 2023
	30,000	(11)	-		$8.00	December 30, 2023
	30,000	(12)	-		$10.00	December 30, 2023
	150,000	(13)	-		$5.00	June 14, 2024
	100,000	(14)	-		$8.00	June 14, 2024
	250,000	(15)	-		$7.25	October 26, 2025

61

_________________________

(1) Dr. Crystal and Mr. Pollack were each granted options to purchase 25,000 shares of the Company’s Common Stock which became fully vested and exercisable on December 31, 2012, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(2) Dr. Crystal, Mr. Pollack and Dr. Sinclair were granted options to purchase 85,000, 65,000 and 60,000 shares of the Company’s Common Stock, respectively. The options became fully vested on December 31, 2012, the date of grant. The options become exercisable upon the earlier of the Company’s stock price trading above $30 per share for three trading days out of any ten consecutive trading days or December 30, 2017. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(3) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 25,000 shares of the Company’s Common Stock which became fully vested on May 1, 2013, the date of grant. The options become exercisable 50% upon the date on which an Investigational NDA is submitted to the FDA for the Company’s product that is expected to enter into an initial trial sponsored by the NIH and 50% upon the date on which the aforementioned initial trial sponsored by the NIH commences. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(4) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 50,000 shares of the Company’s Common Stock which became fully vested on May 1, 2013, the date of grant. The options become exercisable 50% upon the date on which an Investigational NDA is submitted to the FDA for the Company’s product that is expected to enter into an initial trial sponsored by the NIH and 50% upon the date on which the aforementioned initial trial sponsored by the NIH commences. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(5) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 25,000 shares of the Company’s Common Stock which became fully vested and exercisable on August 1, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(6) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 50,000 shares of the Company’s Common Stock which became fully vested and exercisable on August 1, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(7) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 50,000 shares of the Company’s Common Stock which became fully vested and exercisable on August 1, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(8) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 50,000 shares of the Company’s Common Stock which became fully vested and exercisable on November 1, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(9) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 25,000 shares of the Company’s Common Stock which became fully vested and exercisable on November 1, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(10) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 75,000 shares of the Company’s Common Stock which became fully vested and exercisable on December 30, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(11) Dr. Crystal, Mr. Pollack and Dr. Sinclair were granted options to purchase 100,000, 90,000 and 30,000 shares of the Company’s Common Stock, respectively. The options became fully vested and exercisable on December 30, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(12) Dr. Crystal, Mr. Pollack and Dr. Sinclair were granted options to purchase 100,000, 90,000 and 30,000 shares of the Company’s Common Stock, respectively. The options became fully vested and exercisable on December 30, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(13) Dr. Crystal, Mr. Pollack and Dr. Sinclair were each granted options to purchase 150,000 shares of the Company’s Common Stock which became fully vested on June 15, 2014, the date of grant. The options became exercisable upon the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of an NDA with the FDA with respect to the opioid overdose reversal treatment. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(14) Dr. Crystal, Mr. Pollack and Dr. Sinclair were granted options to purchase 200,000, 200,000 and 100,000 shares of the Company’s Common Stock, respectively. The options became fully vested on June 15, 2014, the date of grant. The options became exercisable upon the first to occur of: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of an NDA with the FDA with respect to the opioid overdose reversal treatment. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(15) Dr. Crystal, Mr. Pollack and Dr. Sinclair were granted options to purchase 500,000, 500,000 and 250,000 shares of the Company’s Common Stock, respectively, which became fully vested on October 27, 2015, the date of grant. The options became exercisable upon the first to occur of: (A) the commencement of three trials on or subsequent to the October 23, 2015; or (B) (1) the approval by the FDA of the NDA with respect to the opioid overdose reversal treatment, and (2) the commencement of two trials on or subsequent to October 23, 2015. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(16) Mr. Pollack was granted options to purchase 2,500 shares of the Company’s Common Stock which became fully vested and exercisable on April 17, 2012, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(17) Mr. Pollack was granted options to purchase 1,250 shares of the Company’s Common Stock which became fully vested and exercisable on April 17, 2012, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(18) Mr. Pollack was granted options to purchase 12,500 shares of the Company’s Common Stock which became fully vested and exercisable on November 26, 2012, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(19) Mr. Pollack was granted options to purchase 5,625 shares of the Company’s Common Stock which became fully vested and exercisable on November 26, 2012, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable warrants, as well as the exercise prices and expiration dates thereof, as of July 31, 2016.

	Number of	Number of
	Securities	Securities
	underlying	underlying
	Unexercised	Unexercised	Warrant	Warrant
	Warrants (#)	Warrants (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($/Sh)	Date

Dr. Michael Sinclair, Executive Chairman	285,000	285,000	$15.00	December 30, 2017
Dr. Roger Crystal, CEO	40,000	40,000	$15.00	December 30, 2017
Kevin Pollack, CFO	55,000	55,000	$15.00	December 30, 2017

Director Compensation

Director Agreements

The Company is party to a director agreement, dated as of December 31, 2012, with Geoffrey Wolf, under which, pursuant to a separate stock option agreement, he was granted options to purchase 35,000 shares of Common Stock exercisable at $15.00 per share which terminate five (5) years from their grant date. Under the director agreement, Mr. Wolf was also granted, pursuant to a separate warrant agreement, warrants to purchase 345,000 shares of Common Stock exercisable at $15.00 per share with a five (5) year termination date. All of the above options and warrants may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above US $30.00 for at least three (3) trading days out of any ten (10) consecutive trading days; and (ii) five years (5) from the grant date.

The Company is a party to separate director agreements, each dated as of May 17, 2016, with each of Dr. Gabrielle Silver and Ann MacDougall. Each director agreement provides for cash compensation equivalent to $40,000 per annum, paid in $10,000 installments after the end of each calendar quarter during which the director serves. Additionally, on May 13, 2016, under the director agreements and pursuant to separate stock option agreements, each director was granted 35,000 stock options to purchase the Company’s Common Stock, each option with a five (5) year exercise period and exercisable on a cashless basis at $10.00 per share of Common Stock. Additionally, with respect to each director, the options vest as follows: (i) 11,667 options upon the uplisting of Company to The NASDAQ Stock Market; (ii) 11,667 options upon the cumulative funding of Company of or in excess of $5,000,000 by institutional investors starting from May 5, 2016; and (iii) 11,666 options upon the first submission of a NDA to the FDA for one of Company's products by Company itself or a Company licensee.

All non-employee directors have entered into a service agreement with the Company. The following table provides information for 2016 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director during the fiscal year ended July 31, 2016 pursuant to such agreements. With respect to the fiscal year ended July 31, 2016, other than as set forth in the table, the Company has not paid any fees to or, except for reasonable expenses for attending board and committee meetings, reimbursed any expenses of directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Wolf	30,000		-0-	437,500		-0-	-0-	-0-	467,500
Ann MacDougall	10,000	(2)	-0-	74,503	(3)	-0-	-0-	-0-	84,503
Dr. Gabrielle Silver	10,000	(2)	-0-	74,503	(3)	-0-	-0-	-0-	84,503

_________________________

(1) The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with ASC Topic 718 as of July 31 of the year indicated. For information regarding assumptions underlying the valuation of equity awards, see Note 7 of the Financial Statements in this Annual Report.

(2) The cash compensation shall be equivalent to $40,000 per annum, paid in $10,000 installments after the end of each calendar quarter during which the director serves, and pro-rated as appropriate. The Board may consider additional cash compensation, as appropriate.

(3) Options to purchase the Company’s Common Stock are subject to performance conditions that have yet to be met. In the event that such conditions are met, the fair value of the options granted to each director on May 17, 2016 was $290,143.

The following sets forth the aggregate number of stock awards and the aggregate number of stock options held by each of our directors at July 31, 2016.

Name	Aggregate Number of Stock Awards (#)	Aggregate Number of Stock Options (#)
Geoffrey Wolf	-0-	187,500
Ann MacDougall	-0-	35,000
Dr. Gabrielle Silver	-0-	35,000

Employment Agreements

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 15, 2016 with the Commission on April 12, 2016, the Company amended its employment agreements with Dr. Michael Sinclair, our Executive Chairman, Dr. Roger Crystal, our Chief Executive Officer, and Mr. Kevin Pollack, our Chief Financial Officer, effective as of January 1, 2016.

The Sinclair Employment Agreement

The Company is party to that certain Employment Agreement with Dr. Michael Sinclair, the Company’s Executive Chairman, dated August 6, 2010, as amended on December 31, 2012, December 31, 2013 and April 12, 2016 (as amended, the “Sinclair Employment Agreement”). The April 12, 2016 amendment to the Sinclair Employment Agreement extends the term of Dr. Sinclair’s employment with the Company through December 31, 2016.

From January 1, 2014 through December 31, 2014, Dr. Sinclair received an annual base salary of $325,000 which was due to be paid by the Company to Dr. Sinclair in $27,083.33 monthly cash installments on the first day of each calendar month during such period. From January 1, 2015 through December 31, 2015, Dr. Sinclair received a base salary of $350,000 which was due to be paid by the Company to Dr. Sinclair in $29,166.67 monthly cash installments on the first day of each calendar month during such period. From January 1, 2014 through December 31, 2015, Dr. Sinclair also earned an incentive bonus in the aggregate amount of $318,000 upon the occurrence of certain “Incentive Bonus Events” (as defined in the Sinclair Employment Agreement, as amended on December 31, 2013, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 25, 2014).

From January 1, 2016 through December 31, 2016, Dr. Sinclair will receive a base salary of $350,000. The Company shall pay Dr. Sinclair no less than $265,000 of the base salary earned between January 1, 2016 and December 31, 2016, and all amounts in excess of the amounts actually paid shall accrue, with a minimum of 50% of the balance due being paid by September 30, 2017, and the remaining balance paid by March 31, 2018.

From January 1, 2016 through December 31, 2016, Dr. Sinclair shall be eligible to earn an incentive bonus in an amount and structure agreed upon by Dr. Sinclair and the Board. The amount of the incentive bonus payment shall be determined based the achievement of specific milestones, representing a combination of both individual management objectives and corporate objectives. The Board shall, in its sole discretion, determine whether such objectives have been achieved, and the amount of Dr. Sinclair’s incentive bonus, if any. Any bonus awarded thereunder shall be paid no later than February 15, 2017 and shall be subject to applicable payroll tax withholdings and deductions.

The Company may terminate Dr. Sinclair for “Cause” (as defined below) at any time during the term of the Sinclair Employment Agreement. Upon a termination for Cause, Dr. Sinclair shall not be entitled to severance pay or any other special payment, except that Dr. Sinclair shall be entitled to all such options and warrants that have vested and all “Owed Amounts” (as defined in the Sinclair Employment Agreement) within 60 days of such termination. “Cause” means: termination based upon Dr. Sinclair’s (i) willful breach or willful neglect of his duties and responsibilities; (ii) conviction of or a plea of no contest with respect to a felony occurring on or after the execution of the Sinclair Employment Agreement; (iii) material breach of the Sinclair Employment Agreement; (iv) acts of fraud, dishonesty, misappropriation, or embezzlement; (v) willful failure to comply with the Board’s reasonable orders or directives consistent with Dr. Sinclair’s position; or (vi) becoming disqualified or prohibited by law from serving as Executive Chairman of the Company; provided, however, that in the case of any act or failure to act described in clauses (i), (iii), or (v) above, such act or failure to act will not constitute Cause if, within ten (10) days after notice of such act or failure to act is given to Dr. Sinclair by the Company, Dr. Sinclair has corrected such act or failure to act (if it is capable of correction).

If during the term of the Sinclair Employment Agreement the Company terminates Dr. Sinclair’s employment or Dr. Sinclair resigns within 12 months of a “Constructive Termination” (as defined below) of his employment, and in either case such termination is not for Cause, the Company shall pay Dr. Sinclair within 60 days of such termination the sum of: (i) all Owed Amounts, (ii) $350,000 and (iii) one times the Incentive Bonus Cash Compensation (as defined in the Sinclair Employment Agreement) earned by Dr. Sinclair, regardless of whether paid to Dr. Sinclair, from January 1, 2015 through December 31, 2015 (the “Sinclair 2015 Incentive Bonus Cash Compensation”). In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Constructive Termination shall occur if: (i) either (A) there is a reduction of any amounts of Dr. Sinclair’s compensation set forth in the Sinclair Employment Agreement, or a reduction in annual cash pay or a material adverse change to the incentive plan that affects Dr. Sinclair differentially and adversely from other employees, management, and/or officers with comparable levels of responsibility; (B) there is a material change in Dr. Sinclair’s authority, duties, or responsibilities, including without limitation Dr. Sinclair’s ceasing to be the Executive Chairman, or Dr. Sinclair’s no longer being part of the executive team; (C) Dr. Sinclair ceases to be a member of the Board, except in the event of termination for Cause or his death or disability; (D) upon the Company’s or its successor’s reasonable request, Dr. Sinclair refuses to relocate to a facility or location more than 20 miles from his location at such time; (E) Dr. Sinclair is subjected to discrimination, harassment or abuse as a result of his race, color, religion, creed, sex, age, national origin, sexual orientation, or disability; (F) there is a failure of a successor of the Company to assume the obligations of the Sinclair Employment Agreement; or (G) there is a material breach by the Company of the Sinclair Employment Agreement; and (ii) Dr. Sinclair provides the Board written notice within 30 days after the occurrence of one or more of the above events in (i); and (iii) the Board does not remedy the condition so identified within 30 days.

The Company may terminate Dr. Sinclair’s employment for disability. In the event of a termination as a result of his disability, the Company shall pay Dr. Sinclair on the date which is 60 days after the date of such termination the sum of: (i) all Owed Amounts to which Dr. Sinclair is entitled to; (ii) (A) $350,000; and (iii) one-half (0.5) times the Sinclair 2015 Incentive Bonus Cash Compensation. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

In the event that Dr. Sinclair: (i) is employed by the Company on December 31, 2016; and (ii) has not been renewed for employment as Executive Chairman from January 1, 2017 through at least December 31, 2017 with at least the following terms: (A) annual base cash pay that is at least $350,000 with such annual base cash pay paid by the Company to Dr. Sinclair on at least a monthly basis; (B) benefits with at least the same terms as set forth in the Sinclair Employment Agreement; and (C) termination provisions and Fundamental Transaction provisions comparable to those set forth in the Sinclair Employment Agreement, then the Company shall pay Dr. Sinclair on the date which is no later than February 15, 2017 the sum of: (i) all Owed Amounts to which Dr. Sinclair is entitled to; (ii) $350,000; and (iii) one-half (0.5) times the Sinclair 2015 Incentive Bonus Cash Compensation. In the event of such non-renewal of employment, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

To the extent that during the term of the Sinclair Employment Agreement there shall be a “Fundamental Transaction” (as hereinafter defined), notwithstanding any term to the contrary in the Sinclair Employment Agreement, Dr. Sinclair shall be entitled to receive the “Fundamental Transaction Compensation” (as hereafter defined). A “Fundamental Transaction" shall mean the Company, directly or indirectly, in one or more related transactions effects, complete or consummates, as applicable any (i) merger or consolidation of the Company with or into another person, or (ii) reclassification, reorganization or recapitalization of the Company’s Common Stock or any compulsory share exchange pursuant to which the Company’s Common Stock is effectively converted into or exchanged for other securities, cash or property, (iii) sale, lease, license, assignment, transfer, conveyance or other disposition of 50% or more of its assets, (iv) purchase offer, tender offer or exchange offer (whether by the Company or another person) pursuant to which holders of Company’s Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Company’s Common Stock, or (v) stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another person or group of persons whereby such other person or group acquires more than 50% of the outstanding shares of Company’s Common Stock (not including any shares of Company’s Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination). “Fundamental Transaction Compensation” shall mean the sum of: (i) all Owed Amounts to which Dr. Sinclair is entitled to; (ii) $350,000; and (iii) one (1) times the Sinclair 2015 Incentive Bonus Cash Compensation. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Unless the Board shall reasonably determine otherwise in good faith, in the event that the Company effects a Fundamental Transaction, each option and warrant then outstanding (the “Equity Grants”) shall be fully exercisable regardless of the exercise schedule otherwise applicable to such Equity Grant. The holder of such Equity Grant, and the shares underlying such Equity Grant, shall have the right to receive the consideration per share receivable by other holders of shares of the Company’s Common Stock as a result of such Fundamental Transaction. If holders of shares of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction with respect to the shares, then the Equity Grant holder shall be given the same choice. Notwithstanding the foregoing, in the event of a Fundamental Transaction and if the Board may reasonably determine in good faith, the Equity Grants may be (i) honored or assumed, or new rights substituted therefore (such honored, assumed or substituted award hereinafter called an “Alternative Award”), by the Company or its affiliates or any successor entity in the Fundamental Transaction immediately following the Fundamental Transaction; provided that any such Alternative Award must provide each holder with (a) rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the Equity Grant and (b) substantially equivalent value to such Equity Grant (determined at the time of the Fundamental Transaction); or (ii) purchased by the Company by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of the Equity Grant on the date of the consummation of such Fundamental Transaction to be determined by a reasonable method selected by the Board in good faith. In the event that a successor entity shall succeed to, and be substituted for (so that from and after the date of such Fundamental Transaction, the provisions of Equity Grants referring to the “Company” shall refer instead to the successor entity) the Company, such successor entity may exercise every right and power of the Company and shall assume all of the obligations of the Company under an Equity Grant with the same effect as if such successor entity had been named as the Company therein. The Fundamental Transaction Compensation shall be paid to Dr. Sinclair within 20 days of the Fundamental Transaction. For avoidance of confusion, in the event of a Fundamental Transaction while Dr. Sinclair is employed by the Company, Dr. Sinclair shall be entitled to the Fundamental Transaction Compensation and not any other termination compensation set forth elsewhere in Paragraph 7 of the Sinclair Employment Agreement. In the event that Dr. Sinclair is terminated for any reason and within one (1) year of termination there is a Fundamental Transaction, then Dr. Sinclair shall be entitled to the Fundamental Transaction Compensation.

Except as otherwise provided therein, in the event that: (a) there is no termination of Dr. Sinclair or a Fundamental Transaction as per the terms of Paragraph 7 therein; and (b) Dr. Sinclair either (i) fails to provide the “Services” (as defined in the Sinclair Employment Agreement) until December 31, 2016; or (ii) leaves the employ of the Company before December 31, 2016, then Dr. Sinclair shall waive: (a) all rights to any base compensation not yet earned; (c) all rights to any bonus compensation not yet earned; (d) all rights to any paid time off not yet earned; (e) all rights to any options not yet issued; and (f) all rights to the benefit plans set forth in Paragraph 6 therein, except that Dr. Sinclair shall receive four (4) months of such benefit plans and/or relevant reimbursements. Notwithstanding the foregoing, Dr. Sinclair shall be entitled to keep all vested warrants and options that have been issued to Dr. Sinclair and he shall be entitled to all Owed Amounts to which he is entitled to, which Owed Amounts shall be paid by the Company to Dr. Sinclair within 60 days.

The Company remains obligated to issue Dr. Sinclair stock options of no less than three percent (3%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2015. As of July 31, 2016, the Company did not actually issue Dr. Sinclair the aforementioned stock options. The Company remains obligated to register all Common Stock underlying all of the options and warrants held by Dr. Sinclair and to adopt a tax-efficient stock incentive plan. As of July 31, 2016, the Company has not met these obligations.

The Crystal Employment Agreement

The Company is party to that certain Employment Agreement with Dr. Roger Crystal, the Company’s Chief Executive Officer, dated November 26, 2012, as amended on December 31, 2012, December 31, 2013 and April 12, 2016 (as amended, the “Crystal Employment Agreement”). The April 12, 2016 amendment to the Crystal Employment Agreement extends the term of Dr. Crystal’s employment with the Company through December 31, 2016.

From January 1, 2014 through December 31, 2014, Dr. Crystal received an annual base salary of $475,000 which was due to be paid by the Company to Dr. Crystal in $39,583.33 monthly cash installments on the first day of each calendar month during such period. From January 1, 2015 through December 31, 2015, Dr. Crystal received a base salary of $593,750 which was due to be paid by the Company to Dr. Crystal in $49,479.17 monthly cash installments on the first day of each calendar month during such period. From January 1, 2014 through December 31, 2015, Dr. Crystal also earned an incentive bonus in the aggregate amount of $1,420,000 upon the occurrence of certain “Incentive Bonus Events” (as defined in the Crystal Employment Agreement, as amended on December 31, 2013, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 25, 2014).

From January 1, 2016 through December 31, 2016, Dr. Crystal will receive a base salary of $593,750. The Company shall pay Dr. Crystal no less than $450,000 of the base salary earned between January 1, 2016 and December 31, 2016, and all amounts in excess of the amounts actually paid shall accrue, with a minimum of 50% of the balance due being paid by September 30, 2017, and remaining balance paid by March 31, 2018.

From January 1, 2016 through December 31, 2016, Dr. Crystal shall be eligible to earn an incentive bonus in an amount and structure agreed upon by Dr. Crystal and the Board. The amount of the incentive bonus payment shall be determined based the achievement of specific milestones, representing a combination of both individual management objectives and corporate objectives. The Board shall, in its sole discretion, determine whether such objectives have been achieved, and the amount of Dr. Crystal’s incentive bonus, if any. Any bonus awarded thereunder shall be paid no later than February 15, 2017 and shall be subject to applicable payroll tax withholdings and deductions.

The Company may terminate Dr. Crystal for “Cause” (as defined below) at any time during the term of the Crystal Employment Agreement. Upon a termination for Cause, Dr. Crystal shall not be entitled to severance pay or any other special payment, except that Dr. Crystal shall be entitled to all such options and warrants that have vested and all “Owed Amounts” (as defined in the Crystal Employment Agreement) within 60 days of such termination. “Cause” means: termination based upon Dr. Crystal’s (i) willful breach or willful neglect of his duties and responsibilities; (ii) conviction of or a plea of no contest with respect to a felony occurring on or after the execution of the Crystal Employment Agreement; (iii) material breach of the Crystal Employment Agreement; (iv) acts of fraud, dishonesty, misappropriation, or embezzlement; (v) willful failure to comply with the Board’s reasonable orders or directives consistent with Dr. Crystal’s position; or (vi) becoming disqualified or prohibited by law from serving as Chief Executive Officer of the Company; provided, however, that in the case of any act or failure to act described in clauses (i), (iii), or (v) above, such act or failure to act will not constitute Cause if, within ten (10) days after notice of such act or failure to act is given to Dr. Crystal by the Company, Dr. Crystal has corrected such act or failure to act (if it is capable of correction).

If during the term of the Crystal Employment Agreement the Company terminates Dr. Crystal’s employment or Dr. Crystal resigns within 12 months of a “Constructive Termination” (as defined below) of his employment, and in either case such termination is not for Cause, the Company shall pay Dr. Crystal within 60 days of such termination the sum of: (i) all Owed Amounts, (ii) $593,750 and (iii) one times the Incentive Bonus Cash Compensation (as defined in the Crystal Employment Agreement) earned by Dr. Crystal, regardless of whether paid to Dr. Crystal, from January 1, 2015 through December 31, 2015 (the “Crystal 2015 Incentive Bonus Cash Compensation”). In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Crystal on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Constructive Termination shall occur if: (i) either (A) there is a reduction of any amounts of Dr. Crystal’s compensation set forth in the Crystal Employment Agreement, or a reduction in annual cash pay or a material adverse change to the incentive plan that affects Dr. Crystal differentially and adversely from other employees, management, and/or officers with comparable levels of responsibility; (B) there is a material change in Dr. Crystal’s authority, duties, or responsibilities, including without limitation Dr. Crystal’s ceasing to be the Chief Executive Officer, or Dr. Crystal’s no longer being part of the executive team; (C) Dr. Crystal ceases to be a member of the Board, except in the event of termination for Cause or his death or disability; (D) upon the Company’s or its successor’s reasonable request, Dr. Crystal refuses to relocate to a facility or location more than 20 miles from his location at such time; (E) Dr. Crystal is subjected to discrimination, harassment or abuse as a result of his race, color, religion, creed, sex, age, national origin, sexual orientation, or disability; (F) there is a failure of a successor of the Company to assume the obligations of the Crystal Employment Agreement; or (G) there is a material breach by the Company of the Crystal Employment Agreement; and (ii) Dr. Crystal provides the Board written notice within 30 days after the occurrence of one or more of the above events in (i); and (iii) the Board does not remedy the condition so identified within 30 days.

The Company may terminate Dr. Crystal’s employment for disability. In the event of a termination as a result of his disability, the Company shall pay Dr. Crystal on the date which is 60 days after the date of such termination the sum of: (i) all Owed Amounts to which Dr. Crystal is entitled to; (ii) (A) $593,750; and (iii) one-half (0.5) times the Crystal 2015 Incentive Bonus Cash Compensation. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Crystal on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

In the event that Dr. Crystal: (i) is employed by the Company on December 31, 2016; and (ii) has not been renewed for employment as Chief Executive Officer from January 1, 2017 through at least December 31, 2017 with at least the following terms: (A) annual base cash pay that is at least $593,750 with such annual base cash pay paid by the Company to Dr. Crystal on at least a monthly basis; (B) benefits with at least the same terms as set forth in the Crystal Employment Agreement; and (C) termination provisions and Fundamental Transaction provisions comparable to those set forth in the Crystal Employment Agreement, then the Company shall pay Dr. Crystal on the date which is no later than February 15, 2017 the sum of: (i) all Owed Amounts to which Dr. Crystal is entitled to; (ii) $593,750; and (iii) one-half (0.5) times the Crystal 2015 Incentive Bonus Cash Compensation. In the event of such non-renewal of employment, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Crystal on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

To the extent that during the term of the Crystal Employment Agreement there shall be a Fundamental Transaction, notwithstanding any term to the contrary in the Crystal Employment Agreement, Dr. Crystal shall be entitled to receive the “Fundamental Transaction Compensation” (as hereafter defined). “Fundamental Transaction Compensation” shall mean the sum of: (i) all Owed Amounts to which Dr. Crystal is entitled to; (ii) $593,750; and (iii) one (1) times the Crystal 2015 Incentive Bonus Cash Compensation. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Crystal on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Unless the Board shall reasonably determine otherwise in good faith, in the event that the Company effects a Fundamental Transaction, each Equity Grant shall be fully exercisable regardless of the exercise schedule otherwise applicable to such Equity Grant. The holder of such Equity Grant, and the shares underlying such Equity Grant, shall have the right to receive the consideration per share receivable by other holders of shares of the Company’s Common Stock as a result of such Fundamental Transaction. If holders of shares of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction with respect to the shares, then the Equity Grant holder shall be given the same choice. Notwithstanding the foregoing, in the event of a Fundamental Transaction and if the Board may reasonably determine in good faith, the Equity Grants may be (i) Alternative Awards by the Company or its affiliates or any successor entity in the Fundamental Transaction immediately following the Fundamental Transaction; provided that any such Alternative Award must provide each holder with (a) rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the Equity Grant and (b) substantially equivalent value to such Equity Grant (determined at the time of the Fundamental Transaction); or (ii) purchased by the Company by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of the Equity Grant on the date of the consummation of such Fundamental Transaction to be determined by a reasonable method selected by the Board in good faith. In the event that a successor entity shall succeed to, and be substituted for (so that from and after the date of such Fundamental Transaction, the provisions of Equity Grants referring to the “Company” shall refer instead to the successor entity) the Company, such successor entity may exercise every right and power of the Company and shall assume all of the obligations of the Company under an Equity Grant with the same effect as if such successor entity had been named as the Company therein. The Fundamental Transaction Compensation shall be paid to Dr. Crystal within 20 days of the Fundamental Transaction. For avoidance of confusion, in the event of a Fundamental Transaction while Dr. Crystal is employed by the Company, Dr. Crystal shall be entitled to the Fundamental Transaction Compensation and not any other termination compensation set forth elsewhere in Paragraph 7 of the Crystal Employment Agreement. In the event that Dr. Crystal is terminated for any reason and within one (1) year of termination there is a Fundamental Transaction, then Dr. Crystal shall be entitled to the Fundamental Transaction Compensation.

Except as otherwise provided therein, in the event that: (a) there is no termination of Dr. Crystal or a Fundamental Transaction as per the terms of Paragraph 7 therein; and (b) Dr. Crystal either (i) fails to provide the “Services” (as defined in the Crystal Employment Agreement) until December 31, 2016; or (ii) leaves the employ of the Company before December 31, 2016, then Dr. Crystal shall waive: (a) all rights to any base compensation not yet earned; (c) all rights to any bonus compensation not yet earned; (d) all rights to any paid time off not yet earned; (e) all rights to any options not yet issued; and (f) all rights to the benefit plans set forth in Paragraph 6 therein, except that Dr. Crystal shall receive four (4) months of such benefit plans and/or relevant reimbursements. Notwithstanding the foregoing, Dr. Crystal shall be entitled to keep all vested warrants and options that have been issued to Dr. Crystal and he shall be entitled to all Owed Amounts to which he is entitled to, which Owed Amounts shall be paid by the Company to Dr. Crystal within 60 days.

The Company remains obligated to issue Dr. Crystal stock options of no less than six percent (6%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2015. As of July 31, 2016, the Company did not actually issue Dr. Crystal the aforementioned stock options. The Company remains obligated to register all Common Stock underlying all of the options and warrants held by Dr. Crystal and to adopt a tax-efficient stock incentive plan. As of July 31, 2016, the Company has not met these obligations.

The Pollack Employment Agreement

The Company is party to that certain Employment Agreement with Kevin Pollack, the Company’s Chief Financial Officer, dated November 26, 2012, as amended on December 31, 2012, December 31, 2013 and April 12, 2016 (as amended, the “Pollack Employment Agreement”). The April 12, 2016 amendment to the Pollack Employment Agreement extends the term of Mr. Pollack’s employment with the Company through December 31, 2016.

From January 1, 2014 through December 31, 2014, Mr. Pollack received an annual base salary of $450,000 which was due to be paid by the Company to Mr. Pollack in $37,500 monthly cash installments on the first day of each calendar month during such period. From January 1, 2015 through December 31, 2015, Mr. Pollack received a base salary of $562,500 which was due to be paid by the Company to Mr. Pollack in $46,875 monthly cash installments on the first day of each calendar month during such period. From January 1, 2014 through December 31, 2015, Mr. Pollack also earned an incentive bonus in the aggregate amount of $1,337,500 upon the occurrence of certain “Incentive Bonus Events” (as defined in the Pollack Employment Agreement, as amended on December 31, 2013, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 25, 2014).

From January 1, 2016 through December 31, 2016, Mr. Pollack will receive a base salary of $562,500 which will be paid by the Company to Mr. Pollack in $46,875 monthly cash installments on the first day of each calendar month during such period. The Company shall pay Mr. Pollack no less than $425,000 of the base salary earned between January 1, 2016 and December 31, 2016, and all amounts in excess of the amounts actually paid shall accrue, with a minimum of 50% of the balance due being paid by September 30, 2017, and remaining balance paid by March 31, 2018.

From January 1, 2016 through December 31, 2016, Mr. Pollack shall be eligible to earn an incentive bonus in an amount and structure agreed upon by Mr. Pollack and the Board. The amount of the incentive bonus payment shall be determined based the achievement of specific milestones, representing a combination of both individual management objectives and corporate objectives. The Board shall, in its sole discretion, determine whether such objectives have been achieved, and the amount of Mr. Pollack’s incentive bonus, if any. Any bonus awarded thereunder shall be paid no later than February 15, 2017 and shall be subject to applicable payroll tax withholdings and deductions.

The Company may terminate Mr. Pollack for “Cause” (as defined below) at any time during the term of the Pollack Employment Agreement. Upon a termination for Cause, Mr. Pollack shall not be entitled to severance pay or any other special payment, except that Mr. Pollack shall be entitled to all such options and warrants that have vested and all “Owed Amounts” (as defined in the Pollack Employment Agreement) within 60 days of such termination. “Cause” means: termination based upon Mr. Pollack’s (i) willful breach or willful neglect of his duties and responsibilities; (ii) conviction of or a plea of no contest with respect to a felony occurring on or after the execution of the Pollack Employment Agreement; (iii) material breach of the Pollack Employment Agreement; (iv) acts of fraud, dishonesty, misappropriation, or embezzlement; (v) willful failure to comply with the Board’s reasonable orders or directives consistent with Mr. Pollack’s position; or (vi) becoming disqualified or prohibited by law from serving as Chief Financial Officer of the Company; provided, however, that in the case of any act or failure to act described in clauses (i), (iii), or (v) above, such act or failure to act will not constitute Cause if, within ten (10) days after notice of such act or failure to act is given to Mr. Pollack by the Company, Mr. Pollack has corrected such act or failure to act (if it is capable of correction).

If during the term of the Pollack Employment Agreement the Company terminates Mr. Pollack’s employment or Mr. Pollack resigns within 12 months of a “Constructive Termination” (as defined below) of his employment, and in either case such termination is not for Cause, the Company shall pay Mr. Pollack within 60 days of such termination the sum of: (i) all Owed Amounts, (ii) $562,500 and (iii) one times the Incentive Bonus Cash Compensation (as defined in the Pollack Employment Agreement) earned by Mr. Pollack, regardless of whether paid to Mr. Pollack, from January 1, 2015 through December 31, 2015 (the “Pollack 2015 Incentive Bonus Cash Compensation”). In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Constructive Termination shall occur if: (i) either (A) there is a reduction of any amounts of Mr. Pollack’s compensation set forth in the Pollack Employment Agreement, or a reduction in annual cash pay or a material adverse change to the incentive plan that affects Mr. Pollack differentially and adversely from other employees, management, and/or officers with comparable levels of responsibility; (B) there is a material change in Mr. Pollack’s authority, duties, or responsibilities, including without limitation Mr. Pollack’s ceasing to be the Chief Financial Officer, or Mr. Pollack’s no longer being part of the executive team; (C) Mr. Pollack ceases to be a member of the Board, except in the event of termination for Cause or his death or disability; (D) upon the Company’s or its successor’s reasonable request, Mr. Pollack refuses to relocate to a facility or location more than 20 miles from his location at such time; (E) Mr. Pollack is subjected to discrimination, harassment or abuse as a result of his race, color, religion, creed, sex, age, national origin, sexual orientation, or disability; (F) there is a failure of a successor of the Company to assume the obligations of the Pollack Employment Agreement; or (G) there is a material breach by the Company of the Pollack Employment Agreement; and (ii) Mr. Pollack provides the Board written notice within 30 days after the occurrence of one or more of the above events in (i); and (iii) the Board does not remedy the condition so identified within 30 days.

The Company may terminate Mr. Pollack’s employment for disability. In the event of a termination as a result of his disability, the Company shall pay Mr. Pollack on the date which is 60 days after the date of such termination the sum of: (i) all Owed Amounts to which Mr. Pollack is entitled to; (ii) (A) $562,500; and (iii) one-half (0.5) times the Pollack 2015 Incentive Bonus Cash Compensation. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

In the event that Mr. Pollack: (i) is employed by the Company on December 31, 2016; and (ii) has not been renewed for employment as Chief Financial Officer from January 1, 2017 through at least December 31, 2017 with at least the following terms: (A) annual base cash pay that is at least $562,500 with such annual base cash pay paid by the Company to Mr. Pollack on at least a monthly basis; (B) benefits with at least the same terms as set forth in the Pollack Employment Agreement; and (C) termination provisions and Fundamental Transaction provisions comparable to those set forth in the Pollack Employment Agreement, then the Company shall pay Mr. Pollack on the date which is no later than February 15, 2017 the sum of: (i) all Owed Amounts to which Mr. Pollack is entitled to; (ii) $562,500; and (iii) one-half (0.5) times the Pollack 2015 Incentive Bonus Cash Compensation. In the event of such non-renewal of employment, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

To the extent that during the term of the Pollack Employment Agreement there shall be a Fundamental Transaction, notwithstanding any term to the contrary in the Pollack Employment Agreement, Mr. Pollack shall be entitled to receive the “Fundamental Transaction Compensation (as hereafter defined). A Fundamental Transaction shall mean the Company, directly or indirectly, in one or more related transactions effects, complete or consummates, as applicable any (i) merger or consolidation of the Company with or into another person, or (ii) reclassification, reorganization or recapitalization of the Company’s Common Stock or any compulsory share exchange pursuant to which the Company’s Common Stock is effectively converted into or exchanged for other securities, cash or property, (iii) sale, lease, license, assignment, transfer, conveyance or other disposition of 50% or more of its assets, (iv) purchase offer, tender offer or exchange offer (whether by the Company or another person) pursuant to which holders of Company’s Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Company’s Common Stock, or (v) stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another person or group of persons whereby such other person or group acquires more than 50% of the outstanding shares of Company’s Common Stock (not including any shares of Company’s Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination). “Fundamental Transaction Compensation” shall mean the sum of: (i) all Owed Amounts to which Mr. Pollack is entitled to; (ii) $562,500; and (iii) one (1) times the Pollack 2015 Incentive Bonus Cash Compensation. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Unless the Board shall reasonably determine otherwise in good faith, in the event that the Company effects a Fundamental Transaction, each Equity Grant shall be fully exercisable regardless of the exercise schedule otherwise applicable to such Equity Grant. The holder of such Equity Grant, and the shares underlying such Equity Grant, shall have the right to receive the consideration per share receivable by other holders of shares of the Company’s Common Stock as a result of such Fundamental Transaction. If holders of shares of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction with respect to the shares, then the Equity Grant holder shall be given the same choice. Notwithstanding the foregoing, in the event of a Fundamental Transaction and if the Board may reasonably determine in good faith, the Equity Grants may be (i) Alternative Awards by the Company or its affiliates or any successor entity in the Fundamental Transaction immediately following the Fundamental Transaction; provided that any such Alternative Award must provide each holder with (a) rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the Equity Grant and (b) substantially equivalent value to such Equity Grant (determined at the time of the Fundamental Transaction); or (ii) purchased by the Company by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of the Equity Grant on the date of the consummation of such Fundamental Transaction to be determined by a reasonable method selected by the Board in good faith. In the event that a successor entity shall succeed to, and be substituted for (so that from and after the date of such Fundamental Transaction, the provisions of Equity Grants referring to the “Company” shall refer instead to the successor entity) the Company, such successor entity may exercise every right and power of the Company and shall assume all of the obligations of the Company under an Equity Grant with the same effect as if such successor entity had been named as the Company therein. The Fundamental Transaction Compensation shall be paid to Mr. Pollack within 20 days of the Fundamental Transaction. For avoidance of confusion, in the event of a Fundamental Transaction while Mr. Pollack is employed by the Company, Mr. Pollack shall be entitled to the Fundamental Transaction Compensation and not any other termination compensation set forth elsewhere in Paragraph 7 of the Mr. Pollack Employment Agreement. In the event that Mr. Pollack is terminated for any reason and within one (1) year of termination there is a Fundamental Transaction, then Mr. Pollack shall be entitled to the Fundamental Transaction Compensation.

Except as otherwise provided therein, in the event that: (a) there is no termination of Mr. Pollack or a Fundamental Transaction as per the terms of Paragraph 7 therein; and (b) Mr. Pollack either (i) fails to provide the “Services” (as defined in the Pollack Employment Agreement) until December 31, 2016; or (ii) leaves the employ of the Company before December 31, 2016, then Mr. Pollack shall waive: (a) all rights to any base compensation not yet earned; (c) all rights to any bonus compensation not yet earned; (d) all rights to any paid time off not yet earned; (e) all rights to any options not yet issued; and (f) all rights to the benefit plans set forth in Paragraph 6 therein, except that Mr. Pollack shall receive four (4) months of such benefit plans and/or relevant reimbursements. Notwithstanding the foregoing, Mr. Pollack shall be entitled to keep all vested warrants and options that have been issued to Mr. Pollack and he shall be entitled to all Owed Amounts to which he is entitled to, which Owed Amounts shall be paid by the Company to Mr. Pollack within 60 days.

The Company remains obligated to issue Mr. Pollack stock options of no less than six percent (6%) of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2015. As of July 31, 2016, the Company did not actually issue Mr. Pollack the aforementioned stock options. The Company remains obligated to register all Common Stock underlying all of the options and warrants held by Mr. Pollack and to adopt a tax-efficient stock incentive plan. As of July 31, 2016, the Company has not met these obligations.

401(k) Retirement Plan

The Company sponsors and maintains the Opiant Pharmaceuticals Inc 401(k) Profit Sharing Plan and Trust (the “401(k) Retirement Plan”) which is a traditional 401(k) plan. The 401(k) Retirement Plan is available to all eligible employees on the Company’s payroll in the U.S., subject to applicable terms of the 401(k) Retirement Plan, laws and regulations. Employees are eligible to participate in the 401(k) Retirement Plan after completing three consecutive months of eligibility service. The Company makes matching contributions subject to applicable terms of the 401(k) Retirement Plan, laws and regulations.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s shares of Common Stock beneficially owned as of October 17, 2016 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of October 17, 2016. For purposes of computing the percentage of outstanding shares of the Company’s Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 17, 2016, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 401 Wilshire Blvd., 12th Floor, Santa Monica, CA 90401.

The following table sets forth information on the ownership of the Company’s voting securities by officers, directors, and major stockholders as well as those who own beneficially more than five percent of the Company’s Common Stock as of the date of this Annual Report:

Name of Beneficial Owner and Address(1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Stockholders
None.	-		%
Directors and Executive Officers
Kevin Pollack	1,460,000	(2)	41.94%
Dr. Roger Crystal	1,430,000	(3)	41.49%
Dr. Michael Sinclair	1,066,670	(4)	36.39%
Geoffrey Wolf	381,000	(5)	16.24%
All directors and officers as a group (4 people)	4,337,670	(6)	70.63%

(1)	As of October 17, 2016, there were 2,021,577 shares issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	This amount includes: (1) 0 shares of Common Stock issuable upon the exercise of warrants and (2) 1,460,000 shares of Common Stock issuable upon the exercise of stock options.

(3)	This amount includes: (1) 0 shares of Common Stock issuable upon the exercise of warrants, (2) 1,425,000 shares of Common Stock issuable upon the exercise of stock options, and (3) 5,000 shares of Common Stock.

(4)	This amount includes: (1) 0 shares of Common Stock issuable upon the exercise of warrants; (2) 910,000 shares of Common Stock issuable upon exercise of stock options; (3) 40,720 shares held in certificate form directly by Dr. Sinclair; (4) 27,450 shares held in certificate form indirectly by (i) Proton Therapy USA, a entity owned jointly by Dr. Sinclair and his son (5,000 shares); (ii) one pension fund (10,000 shares); (iii) a second pension fund (2,000 shares); (iv) Clearsearch Ltd., an entity who holds the shares for the benefit of Dr. Sinclair (2,650 shares); and (v) Eastkings Pension Fund, an entity which holds the shares for the benefit of Dr. Sinclair’s wife (7,800 shares); and (5) 88,500 shares held in electronic form for the benefit of Dr. Sinclair.

(5)	This amount includes: (1) 56,500 shares of Common Stock, 7,700 shares of which are held by GTL Investments Limited, of which Mr. Wolf is an asset manager; (2) 0 shares of Common Stock issuable upon the exercise of warrants held directly by Mr. Wolf; (3) 137,000 of Common Stock issuable upon the exercise of warrants held by GTL Investments Limited, of which Mr. Wolf is an asset manager; and (4) 187,500 shares of Common Stock issuable upon exercise of stock options.

(6)	This amount includes an aggregate of 218,170 shares of Common Stock, 137,000 shares of Common Stock issuable upon exercise of warrants and 3,982,500 shares of Common Stock issuable upon exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which the Company has engaged since August 1, 2015:

The Company uses office space provided by Michael Sinclair in London, England, and Kevin Pollack in New York City, New York, free of charge.

At July 31, 2015, the Company had an aggregate of $130,000 of loans outstanding to a director of the Company, Geoffrey Wolf, the Company’s Chief Financial Officer, Kevin Pollack, and the Company’s Chairman, Dr. Michael Sinclair, in the individual amounts of $65,000, $13,000 and $52,000, respectively. In December 2012, the Company borrowed an aggregate of $350,000 pursuant to promissory notes with each of Geoffrey Wolf, Kevin Pollack and Dr. Michael Sinclair, in the individual amounts of $175,000, $35,000 and $140,000, respectively. Each promissory note accrued interest at 6.0% per year and was due in December 2013. Each promissory note was amended on December 16, 2013 to extend the final maturity date to January 6, 2015 and increase the interest rate to 8.5% per annum. During the year ended July 31, 2015, an aggregate of $220,000 of the principal amount was repaid. In December 2014, the promissory notes were further amended to extend the maturity date to April 30, 2016 and increase the annual interest rate to 14.5%, which includes a penalty rate of 8.5% due to non-payment of the required repayment amounts. The loans were unsecured. On January 22, 2016, the Company repaid Mr. Wolf all outstanding principal and accrued interest underlying his note, and on January 25, 2016, the Company repaid Dr. Sinclair and Mr. Pollack all outstanding principal and accrued interest underlying their notes.

During September 2015 and October 2015, the Company received an aggregate of $151,191 of loans from each of the Company’s President, Dr. Roger Crystal, the Company’s Chief Financial Officer, Kevin Pollack, and the Company’s Chairman, Dr. Michael Sinclair, in the individual amounts of $51,191, $50,000 and $50,000, respectively. The loans each bore interest at 6% per annum until January 31, 2016. The loans were all unsecured and were due on January 31, 2016 unless the Company received specified funding. If the Company received the specified funding the loans become due 10 business days after the funding. If the loans were not repaid by January 31, 2016, the maturity date of the loans shall be changed to May 31, 2016 and a penalty interest of 4% per annum would be added. On December 15, 2015, the Company repaid Dr. Sinclair and Mr. Pollack all outstanding principal and accrued interest underlying their loans, and on December 16, 2015, the Company repaid Dr. Crystal all outstanding principal and accrued interest underlying his loan.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the rule listed above, the Board determined that the Company’s only independent directors are Mr. Geoffrey Wolf, Ms. Ann MacDougall and Dr. Gabrielle Silver.

The Company does not currently have a separately designated audit, nominating, or compensation committee.

Item 14.  Principal Accounting Fees and Services.

MaloneBailey, the Company’s independent registered public accounting firm, provides audit services to us. The fee table below reports fees billed or to be billed to us for professional services provided to us during the fiscal years ended July 31, 2016 and 2015 by MaloneBailey.

	Year Ended July 31,
	2016	2015
Audit Fees(1)	$40,800	$26,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,800	$26,500

(1) MaloneBailey receives these fees for the audit of our annual financial statements, reviews of our financial statements included in our quarterly reports on Form 10-Q and other services related to our registration statement on Form S-1 in 2016 and certain current reports on Form 8-K for the fiscal years ended July 31, 2016 and 2015.

The Company does not have an audit committee. The Board pre-approves all services provided by the Company’s independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit			Incorporated by Reference			Filed or Furnished
Number	Exhibit Description		Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation filed June 21, 2005, as amended on August 10, 2009 and September 16, 2009.		8-K	3.1	09/04/2014
3.2	Certificate of Amendment to Articles of Incorporation, filed November 26, 2014.		8-K	3.1	12/01/2014
3.3	Certificate of Amendment to Articles of Incorporation, filed December 19, 2014.		8-K	3.1	12/29/2014
3.4	Certificate of Amendment to Articles of Incorporation, filed January 28, 2016.		8-K	3.1	02/03/2016
3.5	Bylaws.		SB-2	3.2	01/11/2007
10.1+	License Agreement between the Company and Adapt Pharma Operations Limited, dated as of December 15, 2014.		10-K	10.1	10/26/2015
10.2+	Amended and Restated Material Transfer, Option and Research License Agreement between the Company and Aegis Therapeutics, LLC, as amended on April 26, 2016.		10-Q	10.1	06/08/2016
10.3+	Letter Agreement between the Company and Aegis Therapeutics, LLC, dated April 26, 2016.	.	10-Q	10.2	06/08/2016
10.4*	Third Amendment to Michael Sinclair Employment Agreement, dated April 12, 2016.		8-K	10.1	04/15/2016
10.5*	Third Amendment to Roger Crystal Employment Agreement, dated April 12, 2016.		8-K	10.2	04/15/2016
10.6*	Third Amendment to Kevin Pollack Employment Agreement, dated April 12, 2016.		8-K	10.3	04/15/2016
10.7	Geoffrey Wolf Director Agreement, dated December 31, 2012.		10-K	10.11	10/29/2013
10.8*	Ann MacDougall Director Agreement, dated May 5, 2016.		8-K	10.1	05/11/2016
10.9*	Gabrielle Silver Director Agreement, dated May 5, 2016.		8-K	10.2	05/11/2016
10.10	Michael Sinclair Stock Option Grant Agreement, dated October 27, 2015.		8-K	10.1	10/29/2015
10.11	Roger Crystal Stock Option Grant Agreement, dated October 27, 2015.		8-K	10.2	10/29/2015
10.12	Kevin Pollack Stock Option Grant Agreement, dated October 27, 2015.		8-K	10.3	10/29/2015
10.13	Geoffrey Wolf Stock Option Grant Agreement, dated October 27, 2015.		8-K	10.4	10/29/2015
10.14	Office License Agreement, as amended effective October 1, 2016, between the Company and Premier Office Centers, LLC.		8-K	10.1	10/06/2016

10.15	Investment Agreement, effective April 16, 2013, between the Company and Potomac Construction Limited.	*	*	*	X
10.16	Letter Agreement, effective October 15, 2014, between the Company and Potomac Construction Limited.	*	*	*	X
10.17	Investment Agreement, effective May 30, 2013, between the Company and Potomac Construction Limited.	*	*	*	X
10.18	Letter Agreement, effective October 15, 2014, between the Company and Potomac Construction Limited.	*	*	*	X
10.19	Amended and Restated Consulting Agreement, effective July 17, 2013, between the Company and LYL Holdings Inc.	*	*	*	X
10.20	Investment Agreement, effective May 15, 2014, between the Company and Ernst Welmers.	*	*	*	X
10.21	Letter Agreement, effective October 15, 2014, between the Company and Ernst Welmers.	*	*	*	X
10.22	Amended and Restated Interest Agreement, effective July 22, 2014, between the Company and Valour Fund, LLC.	*	*	*	X
10.23	Investment Agreement, effective September 9, 2014, between the Company and Potomac Construction Limited.	*	*	*	X
10.24	Letter Agreement, effective October 15, 2014, between the Company and Potomac Construction Limited.	*	*	*	X

10.25	Investment Agreement, effective October 31, 2014, between the Company and Potomac Construction Limited.	*	*	*	X
10.26	Letter Agreement, effective October 31, 2014, between the Company and Potomac Construction Limited.	*	*	*	X
10.27	Investment Agreement, effective December 8, 2015, between the Company and Potomac Construction Limited.	*	*	*	X
10.28	Investment Agreement, effective December 20, 2013, between the Company and Potomac Construction Limited.	*	*	*	X
10.29	Investment Agreement, effective September 17, 2014, between the Company and Potomac Construction Limited.	*	*	*	X
10.30	Investment Agreement, effective July 20, 2015, between the Company and Potomac Construction Limited.	*	*	*	X
10.31	Amended and Restated Interest Agreement, effective September 22, 2015, between the Company and Valour Fund, LLC.	*	*	*	X
10.32	Regulatory and Strategic Advisor Consultancy Agreement, effective September 1, 2015, between the Company and Mary Pendergast.	*	*	*	X
10.33	Engagement Letter, effective June 1, 2014, between the Company and Torreya Partners (Europe) LLP.	*	*	*	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*	*	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*	*	*	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	*	*	*	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	*	*	*	X

101	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the fiscal year ended July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Balance Sheets as of July 31, 2016 and July 31, 2015, (iii) Statements of Operations for the years ended July 31, 2016 and July 31, 2015, (iii) Statements of Cash Flows for the years ended July 31, 2016 and July 31, 2015, and (iv) Notes to the Financial Statements.

 + Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin A. Pollack	October 28, 2016
Kevin A. Pollack, Chief Financial Officer	Date

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2016.

By:	/s/ Dr .Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ Kevin A. Pollack	Director & Chief Financial Officer
	Kevin A. Pollack	(Principal Financial and Accounting Officer)

By:	/s/ Dr. Michael Sinclair	Executive Chairman; Director
Dr. Michael Sinclair

By:	/s/ Geoffrey Wolf	Director
Geoffrey Wolf

By:	/s/ Dr. Gabrielle Silver	Director
Dr. Gabrielle Silver

By:	/s/ Ann MacDougall	Director
Ann MacDougall

