Form 10-Q
period 2016-10-31
OPIANT PHARMACEUTICALS, INC.
filed 2016-12-15
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

As of December 5, 2016, the registrant had 2,036,904 shares of common stock outstanding.

OPIANT PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q for the

Period Ended October 31, 2016

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

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

3

Item 1.           Financial Statements (Unaudited).

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Index to Financial Statements

October 31, 2016 and 2015

Opiant Pharmaceuticals, Inc.

Balance Sheets (Unaudited)

As of October 31, 2016 and July 31, 2016

	October 31,	July 31,
	2016	2016

Assets
Current assets
Cash and cash equivalents	$1,184,568	$1,481,393
Accounts receivable	699,142	312,498
Prepaid insurance	69,878	62,404
Total current assets	1,953,588	1,856,295

Other assets
Computer equipment (net of accumulated amortization of $1,958 at October 31, 2016 and $1,016 at July 31, 2016)	5,579	6,521
Patents and patent applications (net of accumulated amortization of $8,731 at October 31, 2016 and $8,388 at July 31, 2016)	18,719	19,062

Total assets	$1,977,886	$1,881,878

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$641,454	$140,584
Accrued salaries and wages	3,696,049	3,681,250
Note payable	165,000	165,000
Deferred revenue	250,000	250,000
Total current liabilities	4,752,503	4,236,834

Deferred revenue	2,350,000	2,350,000
Total liabilities	7,102,503	6,586,834

Stockholders' deficit
Common stock; par value $0.001; 1,000,000,000 shares authorized;
1,992,433 shares issued and outstanding at October 31, 2016 and July 31, 2016	1,992	1,992
Additional paid-in capital	56,659,361	56,478,394
Accumulated deficit	(61,785,970)	(61,185,342)
Total stockholders' deficit	(5,124,617)	(4,704,956)

Total liabilities and stockholders' deficit	$1,977,886	$1,881,878

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

For the three months ended October 31, 2016 and 2015

	For the
	Three Months Ended
	October 31,
	2016	2015

Revenues
Royalty and licensing revenue	$1,121,142	$120,000
	1,121,142	120,000

Operating expenses
General and administrative	1,216,302	10,791,380
Research and development	441,834	429,450
Selling expenses	42,036	-
Total operating expenses	1,700,172	11,220,830

Loss from operations	(579,030)	(11,100,830)

Other expense
Interest expense, net	(2,244)	(5,828)
Loss on foreign exchange	(19,354)	(3,359)
Total other expense	(21,598)	(9,187)

Loss before provision for income taxes	(600,628)	(11,110,017)

Provision for income taxes	-	-

Net loss	$(600,628)	$(11,110,017)

Loss per share of common stock:
Basic and diluted	$(0.30)	$(6.00)
Weighted average common stock outstanding
Basic and diluted	1,992,433	1,850,182

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

For the three months ended October 31, 2016 and 2015

	For the
	Three Months Ended
	October 31,	October 31,
	2016	2015
Cash flows used in operating activities
Net loss	$(600,628)	$(11,110,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,285	343
Issuance of common stock for services	-	186,652
Stock based compensation from issuance of options	180,967	10,092,179

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(7,474)	15,435
Increase in accounts receivable	(386,644)	-
Increase (decrease) in accounts payable	500,870	(208,358)
Increase in accrued salaries and wages	14,799	275,607
Net cash used in operating activities	(296,825)	(748,159)

Cash flows provided by financing activities
Payments from related parties on notes payable	-	151,191
Investment received in exchange for royalty agreement	-	618,000
Net cash provided by financing activities	-	769,191

Net increase (decrease) in cash and cash equivalents	(296,825)	21,032
Cash and cash equivalents, beginning of period	1,481,393	434,217
Cash and cash equivalents, end of period	$1,184,568	$455,249

Supplemental disclosure
Interest paid during the period	$-	$-
Taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Opiant Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

For the periods ended October 31, 2016 and 2015

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2016 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended October 31, 2016 are not necessarily indicative of the results for the full fiscal year ending July 31, 2017.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses, a working capital deficit as of October 31, 2016 of $2,798,915 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its common stock, par value $0.001 per share (the “Common Stock”), and/or the sale of interests in the Company's prospective products and/or royalty transactions to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs.

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

4.	Related Party Transactions

The Company uses office space provided by Michael Sinclair and Kevin Pollack free of charge.

5.	Stockholders’ Equity

Common Stock

During the three months ended October 31, 2016, the Company did not issue any shares of Common Stock.

Stock Options

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On October 6, 2016, the Company granted options to purchase a total of 50,000 shares of Common Stock exercisable on a cashless basis to two employees. These options all have an exercise price of $10.00 and a term of 10 years. The options vest as follows: 1,388 shares vest upon each of the first through twentieth month anniversaries of the grant date; 1,390 shares vest upon each of the twenty-first through thirty-sixth month anniversaries of the grant date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $425,000, of which $49,261 has been recognized as expense for the three months ended October 31, 2016.

The Company also recognized stock based compensation expense of $131,706 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the three months ended October 31, 2016 and 2015 were as follows:

	2016	2015
Market value of stock on measurement date	$7.52 to 8.71	$7.00
Risk-free interest rate	0.88-1.75%	2.05%
Dividend yield	0%	0%
Volatility factor	114-348%	373%
Term	3.03-10.00 years	10 years

Stock option activity for three months ended October 31, 2016 and is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	4,635,000	8.79	7.39	2,731,250
Granted	50,000	10.00
Outstanding at October 31, 2016	4,685,000	8.80	7.16	$2,053,125
Exercisable at October 31, 2016	4,285,833	8.37	7.56	$2,053,125

A summary of the status of the Company’s non-vested options as of October 31, 2016 and changes during the three months ended October 31, 2016 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2016	90,833	$7.27
Granted	50,000	8.50
Vested	(4,167)	5.64
Non-vested at October 31, 2016	136,666	$7.83

At October 31, 2016, there was $681,767 of unrecognized compensation costs related to non-vested stock options.

Warrants

Warrant activity for the three months ended October 31, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	$-
Expired	(63,100)	50.00
Outstanding at October 31, 2016	1,152,285	$16.15	2.76	$-
Exercisable at October 31, 2016	427,285	$18.09	5.46	$-

6.	Commitments

On December 18, 2014, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant agreed to provide financial advisory services with regard to a licensing agreement. In exchange for these services, the Company incurred fixed fees of $225,000 and $75,000 during the years ended July 31, 2016 and 2015, respectively. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company pursuant to the licensing agreement in excess of $3,000,000, in perpetuity. Total fees incurred during the three months ended October 31, 2016 amounted to $42,036.

On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares have been issued as of July 31, 2016 due to achievement of certain milestones. Subsequent to October 31, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI.

In October 2016, the Company in-licensed  a heroin  vaccine from Walter Reed Army Institute of Research. In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10,000, as well as fixed payments of up to $715,672 if all of the specified milestones are met.

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

7.	Subsequent Events

On November 2, 2016, the Company granted 1,000 restricted shares of Company’s Common Stock, par value $0.001 per share to a consultant pursuant to a consulting agreement, dated October 12, 2016 for consulting services provided by the consultant.

On November 3, 2016, the Company received $524,142 in royalty payments due from Adapt Pharma Operations Limited (“Adapt”) from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the third calendar quarter of 2016.

On November 4, 2016, the Company appointed Thomas T. Thomas to the Company’s board of directors and granted Mr. Thomas options to purchase 35,000 shares of Common Stock exercisable on a cashless basis. Such options have an exercise price of $10.00, a term of 5 years and vest as follows: (i) 11,667 shares vest upon the uplisting of the Company to the NASDAQ Stock Market; (ii) 11,667 shares vest upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors starting from November 4, 2016; and 11,666 shares vest upon the first submission of a New Drug Application to the U.S. Food and Drug Administration for one of Company’s products by Company itself or a Company licensee.

On November 4, 2016, the Registrar of Companies of England and Wales certified that Opiant Pharmaceuticals UK Limited (“OPUK”) was incorporated under the Companies Act of 2006 as a private company. OPUK is a wholly-owned subsidiary of the Company and Kevin Pollack, Chief Financial Officer, Director, Secretary and Treasurer of the Company, serves as Director of the OPUK.

On November 10, 2016, the Company issued 14,327 shares of unregistered Common Stock pursuant to the LOI described in Note 6.

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties arising from the sale by Adapt, pursuant to that certain License Agreement between the Company and Adapt, dated as of December 15, 2014, as amended (the “Adapt Agreement”), of NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN”) or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 3.93% of all Royalties after such date. Under the Purchase Agreement, the Company received an upfront purchase price of $13,750,000 at Closing, and will receive an additional $3,750,000 if the Earn Out Milestone is achieved (the “Purchase Price”). The Purchase Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the Purchase Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the Purchase Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the Purchase Agreement is held not to be a sale. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the Purchase Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the Purchase Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined in this paragraph shall have the meanings ascribed to such terms in the Purchase Agreement.

On December 15, 2014, the Company and Adapt entered into the Adapt Agreement which provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment (“Product”) in exchange for the Company receiving potential development and sales milestone payments of more than a total of $55 million plus up to double-digit royalties. On December 13, 2016, the Company and Adapt entered into Amendment No. 1 to the Adapt Agreement (the “Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the Unites States and diligence efforts for commercialization of the Product. Under the terms of the Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the United States. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, the Company and Adapt have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, the Company would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to the Company.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended October 31, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

The Company’s strategy is to develop pharmacological treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has worked on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015, and is marketed by Adapt Pharma Operations Limited (“Adapt”), a wholly owned subsidiary of Adapt Pharma Limited, an Ireland-based pharmaceutical company.

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

In December 2014, the Company effected a one-for-one hundred reverse stock split of its Common Stock (the “1:100 Reverse Stock Split”) which decreased the number of shares of Common Stock issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares. Unless otherwise noted, all share amounts listed in this Report have been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock split occurred prior to the issuance of such shares. Impacted amounts include but are not limited to shares of Common Stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred or Common Stock authorized resulting from the 1:100 Reverse Stock Split.

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

On April 16, 2013, the Company entered into an agreement and subsequently received funding from an investor, Potomac Construction Limited (“Potomac”), in the amount of $600,000 for the research, development, marketing and commercialization of a product relating to the Company’s treatment to reverse opioid overdoses (the “Opioid Overdose Reversal Treatment Product”). In exchange for this funding, Potomac acquired a 6.0% interest (the “6.0% Potomac Interest”) in the “OORT Net Profit” generated from the product in perpetuity. “OORT Net Profit” is defined as any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to product-related activities, which allocation shall be determined in good faith by the Company. Potomac also has rights with respect to the 6.0% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold.

On May 30, 2013, the Company entered into an agreement with Potomac and subsequently received additional funding totaling $150,000 for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product. In exchange for this funding, Potomac acquired an additional 1.5% interest (the “1.5% Potomac Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to the 1.5% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold.

On March 14, 2014, the Company filed U.S. Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers (“Welmers”), in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Welmers acquired a 1.5% interest (the “1.5% Welmers Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Welmers also has rights with respect to the 1.5% Welmers Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, Welmers would have had a 60 day option to exchange its 1.5% Welmers Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, Welmers did not realize the option to exchange its 1.5% Welmers Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300,000 as revenue because Welmer’s option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 9, 2014, the Company filed U.S. Provisional Application No. 62/022,268 with respect to the Company’s treating opioid overdoses through the administration of intranasal naloxone.

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation (the “Foundation”) which later assigned its interest to Valour Fund, LLC (“Valour”), from which the Company had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit (the “6.0% Valour Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Valour also has rights with respect to the 6.0% Valour Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 6.0% Valour Interest within 2.5 years or after 2.5 years of the July 22, 2014 initial investment date at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA or an equivalent body in Europe for marketing and was not actually marketed by July 22, 2016, the Foundation would have had a 60 day option to receive shares of the Company’s Common Stock in lieu of the 6.0% Valour Interest in the Opioid Overdose Reversal Treatment Product at an exchange rate of 10 shares for every dollar of its investment. On July 28, 2014, the Company received an initial investment of $111,470 from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614 and $988,042, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the Foundation did not realize the option to exchange its 6.0% Valour Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 9, 2014, the Company entered into an agreement with Potomac and subsequently received additional funding from Potomac in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired an additional 0.98% interest in the OORT Net Profit (the “September 2014 0.98% Potomac Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to the 0.98% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the September 2014 0.98% Potomac Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, Potomac would have had a 60 day option to exchange the September 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, Potomac did not realize the option to exchange the September 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On October 31, 2014, the Company entered into an agreement with Potomac and subsequently received additional funding from Potomac in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired an additional 0.98% interest in the OORT Net Profit (the “October 2014 0.98% Potomac Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to its October 2014 0.98% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the October 2014 0.98% Potomac Interest from Potomac (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the October 31, 2014 investment date at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and was not approved by the FDA or an equivalent body in Europe and not marketed by October 31, 2016, Potomac  would have had a 60 day option to exchange its October 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, Potomac did not realize the option to exchange its October 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

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

On December 8, 2015, the Company entered into an agreement with Potomac to receive $500,000 for use by the Company for any purpose, which $500,000 was invested by December 18, 2015. In exchange for this funding, Potomac acquired an additional 0.75% interest in the OORT Net Profit (the “0.75% Potomac Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to its 0.75% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 0.75% Potomac Interest, from Potomac (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the December 8, 2015 initial investment date, at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the 0.75% Potomac Interest rather than for the entire interest. Potomac also had an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the OORT Net Profit. If such investment were made, then Potomac also would have had rights with respect to its 1.50% interest if the Opioid Overdose Reversal Treatment Product was sold or the Company was sold. This investor option expired unexercised. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain any option to exchange the 0.75% Potomac Interest for shares of Common Stock of the Company, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

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

On October 21, 2016, Adapt, Adapt Pharma Inc. and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against TEVA and TEVA Pharmaceuticals Industries Ltd. (collectively, the “Defendants”) in the U.S. District Court for the District of New Jersey arising from TEVA’s U.S.’s filing of the ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will continue to be vigorously defended from any infringement.

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

On December 17, 2013, the Company entered into an agreement with Potomac and subsequently received additional funding from Potomac totaling $250,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Potomac Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by December 17, 2016, Potomac will have a 60 day option to exchange its entire 2013 0.5% Potomac Interest for 31,250 shares of Common Stock of the Company.

On September 17, 2014, the Company entered into an agreement with Potomac and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired an additional 1.0% interest in the Company’s BED Treatment Product and 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Potomac Interest”). If the BED Treatment Product is not approved by the FDA by September 17, 2017, Potomac will have a 60 day option to exchange its entire 1.0% Potomac Interest for 62,500 shares of Common Stock of the Company.

On July 20, 2015, the Company entered into an agreement with Potomac and subsequently received additional funding from Potomac in the amount of $250,000 for use by the Company for any purpose. In exchange for this funding, the Potomac acquired an additional 0.50% interest in the BED Net Profit (the “2015 0.5% Potomac Interest”) generated from the BED Treatment Product in perpetuity. Potomac also has rights with respect to the 2015 0.5% Potomac Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, Potomac will have a 60 day option to exchange the 2015 0.5% Potomac Interest for 25,000 shares of Common Stock of the Company.

The Company now aims to collaborate with other parties and progress its drug development program for BED and plans to initiate a BED study in 2017.

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

The Company plans to evaluate the use of a nasal opioid antagonist to treat this condition. The Company aims to initiate a study before May 1, 2017.

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

On September 22, 2015, the Company received a $1,600,000 commitment from the Foundation which later assigned its interest to Valour, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Valour Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its 2.1333% Valour Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Valour Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60 day option to exchange its 2.1333% Valour Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of $618,000, $715,500 and $266,500 from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Valour Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

On April 26, 2016, the Company and Aegis entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated Aegis Agreement”) which amended and restated in its entirety the Aegis Agreement. Under the Restated Aegis Agreement, the Company has been granted an exclusive royalty-free research license to Aegis’ Technology for a period of time (the “Compound Research Period”), to enable the Company to conduct a feasibility study of opioid antagonists when used with the Technology and evaluate the Company’s interest in licensing the Technology through use of a “Compound” (as defined in the Restated Aegis Agreement) in additional studies.

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

On February 17, 2016, the Company announced the convening of a medical advisory board meeting to discuss its development programs in substance use, addictive and eating disorders. The Company has held other medical advisory board meetings on April 28, 2015, April 19, 2016 and September 14, 2016.

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

With respect to NARCAN® (naloxone hydrochloride) Nasal Spray, the Company faces competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® (naloxone hydrochloride) Nasal Spray with their naloxone injection. Kaléo competes with NARCAN® (naloxone hydrochloride) Nasal Spray with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. In 2016, TEVA filed an NDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of the ‘253 patent. In 2016, Mundipharma AG announced its European Union regulatory submission for Nyxoid®, an intranasal naloxone spray for the reversal of opioid overdoses. Although NARCAN® (naloxone hydrochloride) Nasal Spray was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, the Company expects the treatment to face additional competition.

Results of Operations

The following compares Opiant’s operations for the three months ended October 31, 2016 to the same period at October 31, 2015.

Revenues

The Company generated $1,121,142 and $120,000 of revenue during the three months ended October 31, 2016 and 2015, respectively. The Company recognized $1,121,142 of revenue derived from the Adapt Agreement during the three months ended October 31, 2016, of which $621,142 is royalty revenue and $500,000 is milestone revenue received as a result of the Health Canada approval of NARCAN® (naloxone hydrochloride) Nasal Spray. During the three month period ended October 31, 2015, the Company only recorded $120,000 of revenue from Adapt.

General and Administrative Expenses

The Company’s general and administrative expenses were $1,216,302 and $10,791,380 for the three months ended October 31, 2016 and 2015, respectively. This decrease of $9,575,078 was primarily due to a decrease in stock-based compensation, as the Company recorded $180,967 of stock-based compensation during the three months ended October 31, 2016 as compared to $10,278,831 during the three months ended October 31, 2015. This decrease was partially offset by increases in investor relations expenses and employee compensation.

Research and Development Expenses

The Company’s research and development expenses were $441,834 and $429,450 during the three months ended October 31, 2016 and 2015, respectively. Research and development costs incurred during the three months ended October 31, 2016 were comparable to the three months ended October 31, 2015.

Selling Expenses

The Company’s selling expenses were $42,036 and $0 for the three months ended October 31, 2016 and 2015, respectively. This increase was a result of incurring selling expenses for revenue earned in 2016. The Company did not incur any selling expenses for revenue earned in 2015.

Interest Expense

During the three months ended October 31, 2016, interest expense decreased to $2,244 from $5,828 during the three months ended October 31, 2015. During the three months ended October 31, 2016, a reduction in debt outstanding resulted in a decrease in interest expense incurred.

Net Loss

The net loss for the three months ended October 31, 2016 and for the three months ended October 31, 2015 was $600,628 and $11,110,017, respectively. This decreased net loss was due primarily to the decrease in general and administrative expenses, particularly stock-based compensation. Net loss also decreased as a result of the increase in revenues. This was offset by a slight increase in research and development expenses and selling expenses during the three months ended October 31, 2016.

The Company has not consistently attained profitable operations and has historically depended upon obtaining sufficient financing to fund its operations. In their report on the Company’s financial statements at July 31, 2016, contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, as filed with the SEC on October 28, 2016, the Company’s auditors raised substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s cash balance at October 31, 2016 was $1,184,568 plus $7,102,503 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance is sufficient to fund the Company’s current operations into the first calendar quarter of 2017. The Company has initiated certain cost-cutting measures, which are expected to fund the Company’s operations into the second calendar quarter of 2017. The Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s Common Stock and/or financings from the sale of interests in the Company’s prospective products and/or in the royalty transactions. Such funds may also be derived pursuant to the terms of the Adapt Agreement.

During the year ended July 31, 2016, the Company received $1,600,000 in funding from the Foundation in exchange for Certain Studies Products Net Profit interests as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product. This investment increased the cash position of the Company. The Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products and/or enter into royalty transactions to sustain the implementation of the Company’s business plan, unless sufficient revenues are generated. During the quarter ended October 31, 2016, the Company received no funding in exchange for interests in the Company’s Opioid Overdose Reversal Treatment Product or BED treatment.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its Common Stock and/or the sale of interests in the Company’s prospective products and/or royalty transactions to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs. The Company has no material commitments for capital expenditures as of October 31, 2016.

The financial position of the Company at October 31, 2016 showed an increase in total assets from July 31, 2016 of $1,881,878 to $1,977,886, respectively. This was due primarily to an increase in the Company’s accounts receivable amount, which was due to increased revenues during the period. This was offset by a decrease in cash which decreased as a result of the utilization of cash for operations. Total liabilities at October 31, 2016 increased to $7,102,503 from $6,586,834 at July 31, 2016. This increase was the result of an increase in accounts payable.

Going Concern

The Company’s independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

The Company has incurred significant losses, a working capital deficit as of October 31, 2016 of $2,798,915 and is dependent on generating sufficient revenues and/or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to generate sufficient revenues and/or obtain the necessary funding, it could cease operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation

During the fiscal year ending July 31, 2017, the Company aims to broaden the Company’s product pipeline and anticipates commencing further trials based on the Company’s existing as well as potential patents.

The Company anticipates receiving revenues pursuant to the Adapt Agreement. Pursuant to the Adapt Agreement, in exchange for licensing its treatment to Adapt, the Company could receive total potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties. On November 18, 2015, the FDA approved NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. On December 15, 2015, the Company announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN® (naloxone hydrochloride) Nasal Spray. On March 7, 2016, the Company announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S. On October 6, 2016, the Company received $500,000 from Adapt as a regulatory milestone payment pursuant to the Adapt Agreement. This payment was triggered by the Health Canada approval of NARCAN® (naloxone hydrochloride) Nasal Spray. Pursuant to the Adapt Agreement, the Company also has received royalty payments. On April 29, 2016, the Company received $105,097 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the first calendar quarter of 2016. On August 8, 2016, the Company received $234,498 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the second calendar quarter of 2016. On November 3, 2016, the Company received $524,142 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the third calendar quarter of 2016.

The Company aims to collaborate with other parties and progress its drug development program for BED and plans to initiate a BED study in 2017.

The Company plans to evaluate the use of a nasal opioid antagonist to treat BN. The Company aims to initiate a study before May 1, 2017.

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

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors of the Company (the “Board”); however, actual results could differ from those estimates.

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

Licensing Agreement

On December 15, 2014, the Company entered into the Adapt Agreement with Adapt. Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of October 31, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of October 31, 2016 that the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the three months ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from TEVA’s U.S.’s filing of the ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

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

Item 1A.        Risk Factors.

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

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from TEVA’s U.S.’s filing of the ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

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

Both before and after regulatory approval to market a particular product candidate, including the Company’s product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (“cGMP”) requirements and good clinical practice requirements for any clinical trials that the Company conduct post-approval. As a result, the Company is subject to a number of governmental and other regulatory risks, which include:

•	clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of the Company’s clinical trials;

•	the Company’s clinical trials are dependent on patient enrollment and regulatory approvals; the Company does not know whether the Company’s planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	the FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•	the Company relies on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to conduct clinical trials for the Company’s drug candidates and if the Company or any of the Company’s third-party contractors fail to comply with applicable regulatory requirements, such as cGMP requirements, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require the Company to perform additional clinical trials;

•	if the clinical development process is completed successfully, the Company’s ability to derive revenues from the sale of the Company’s product candidates will depend on the Company’s first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	there is no assurance that the Company will receive FDA or corollary foreign approval for any of the Company’s product candidates for any indication; the Company is subject to government regulation for the commercialization of the Company’s product candidates;

•	the Company has not received regulatory approval in the U.S. for the commercial sale of any of the Company’s product candidates;

•	even if one or more of the Company’s product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than the Company requests, may not approve the price the Company intends to charge for the Company’s products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;

•	undesirable side effects caused by the Company’s product candidates could cause the Company or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities;

•	later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with the Company’s third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable U.S. and foreign regulatory authorities could subject the Company to administrative or judicially imposed sanctions;

•	the FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of the Company’s drug candidates, and if the Company is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if the Company is not able to maintain regulatory compliance, the Company may lose any marketing approval that the Company may have obtained; and

•	the Company may be liable for contamination or other harm caused by hazardous materials used in the operations of the Company’s business.

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

Risks Related to the Company’s Common Stock

The trading in the Company’s shares is regulated by the SEC and is subject to the “Penny Stock” rules. These rules may have the effect of reducing trading activity in the Company’s stock and provide an illiquid market for the Company’s securities.

Although the Company’s shares are currently traded at a price higher than $5.00, the Company’s shares have frequently traded in the past at a price lower than $5.00. If the Company’s share price goes below $5.00, the shares will be defined as a “Penny Stock” under the Exchange Act and rules of the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s securities, which could severely limit the market price and liquidity of the Company’s securities. These requirements may restrict the ability of broker-dealers to sell the Company’s Common Stock and may affect your ability to resell the Company’s Common Stock.

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

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,000,000 shares of Common Stock underlying options under a registration statement on Form S-1 in the first half of 2017. Assuming 2,060,715 total shares were registered, it would represent approximately 101.17% of the Company’s shares of Common Stock outstanding as of December 5, 2016, assuming that all the security holders exercised all of their warrants and options. The sale of these shares into the public market could depress the market price of the Company’s Common Stock.

Certain of the Company’s executive officers and directors control the direction of the Company’s business by means of a significant collective ownership of the Company’s common stock. The concentrated beneficial ownership of the Company’s common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Roger Crystal, the Company’s Chief Executive Officer and a director, Kevin Pollack, the Company’s Chief Financial Officer and a director, Dr. Michael Sinclair, the Company’s Executive Chairman and Chairman of the Board, and Geoffrey Wolf, a director, collectively beneficially own approximately 70.20% of the Company’s outstanding Common Stock as of December 5, 2016. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by the Company’s stockholders, including the election and removal of directors, amendments to the Company’s Articles of Incorporation, and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

None.

Item 6.           Exhibits.

Exhibit Number	Exhibit Title
10.1	Office License Agreement, effective September 1, 2016, by and between Opiant Pharmaceuticals, Inc. and Premier Office Centers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2016).

10.2	Office License Agreement Amendment No. 1, effective October 1, 2016, by and between Opiant Pharmaceuticals, Inc. and Premier Office Centers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-Q for the quarter ended October 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of October 31, 2016 and July 31, 2016 (Unaudited), (iii) Statements of Operations for the three months ended October 31, 2016 and 2015 (Unaudited), (iii) Statements of Stockholders’ Deficit for the three months ended October 31, 2016 and 2015 (Unaudited), (iv) Statements of Cash Flows for the three months ended October 31, 2016 and 2015 (Unaudited), and (iv) Notes to the Financial Statements (Unaudited).

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPIANT PHARMACEUTICALS, INC.

Date: December 15, 2016	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: December 15, 2016	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

