Form 10-Q
period 2017-01-31
OPIANT PHARMACEUTICALS, INC.
filed 2017-03-15
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

As of March 7, 2017, the registrant had 2,036,904 shares of common stock outstanding.

OPIANT PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q for the

Period Ended January 31, 2017

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

Item 1.           Financial Statements (Unaudited).

Opiant Pharmaceuticals, Inc.

(formerly Lightlake Therapeutics Inc.)

Index to Financial Statements

January 31, 2017 and 2016

 Opiant Pharmaceuticals, Inc.

Consolidated Balance Sheets (Unaudited)

As of January 31, 2017 and July 31, 2016

	January 31,	July 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$12,925,829	$1,481,393
Accounts receivable	-	312,498
Prepaid expenses	52,017	62,404
Total current assets	12,977,846	1,856,295

Other assets
Computer equipment (net of accumulated amortization of $2,900 at January 31, 2017 and $1,016 at July 31, 2016)	4,637	6,521
Patents and patent applications (net of accumulated amortization of $9,074 at January 31, 2017 and $8,388 at July 31, 2016)	18,376	19,062

Total assets	$13,000,859	$1,881,878

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$756,212	$140,584
Accrued salaries and wages	3,690,289	3,681,250
Note payable	-	165,000
Deferred revenue	750,000	250,000
Total current liabilities	5,196,501	4,236,834

Deferred revenue	1,850,000	2,350,000
Total liabilities	7,046,501	6,586,834

Stockholders' equity (deficit)
Common stock; par value $0.001; 1,000,000,000 shares authorized;
2,007,760 shares issued and outstanding at January 31, 2017 and 1,992,433 shares issued and outstanding at July 31, 2016	2,008	1,992
Additional paid-in capital	57,088,530	56,478,394
Accumulated deficit	(51,136,180)	(61,185,342)
Total stockholders' equity (deficit)	5,954,358	(4,704,956)
Total liabilities and stockholders' equity (deficit)	$13,000,859	$1,881,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Consolidated Statements of Operations (Unaudited)

For the three and six months ended January 31, 2017 and 2016

	For the		For the
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenue
Royalty and licensing revenue	$13,535,000	$6,860,000	$14,656,142	$6,980,000
	13,535,000	6,860,000	14,656,142	6,980,000

Operating expenses
General and administrative	1,355,704	2,394,505	2,572,006	12,990,324
Research and development	344,836	254,881	786,670	879,892
Selling expenses	1,196,563	209,251	1,238,599	209,251
Total operating expenses	2,897,103	2,858,637	4,597,275	14,079,467

Income (loss) from operations	10,637,897	4,001,363	10,058,867	(7,099,467)

Other income (expense)
Interest income (expense), net	877	(5,491)	(1,367)	(11,319)
Income (loss) on foreign exchange	11,016	(25,832)	(8,338)	(29,191)
Total other income (expense)	11,893	(31,323)	(9,705)	(40,510)

Income (loss) before provision for income taxes	10,649,790	3,970,040	10,049,162	(7,139,977)

Provision for income taxes	-	-	-	-

Net income (loss)	$10,649,790	$3,970,040	$10,049,162	$(7,139,977)

Basic income (loss) per common share	$5.31	$2.11	$5.03	$(3.83)
Diluted income (loss) per common share	$4.91	$1.52	$4.55	$(3.83)

Basic weighted average common shares outstanding	2,006,181	1,880,279	1,999,307	1,865,230
Diluted weighted average common shares outstanding	2,169,966	2,605,270	2,210,990	1,865,230

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

For the six months ended January 31, 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2016	1,992,433	$1,992	$56,478,394	$(61,185,342)	$(4,704,956)

Stock issued for services	15,327	16	92,607	-	92,623

Stock based compensation from issuance of stock options	-	-	517,529	-	517,529

Net income	-	-	-	10,049,162	10,049,162

Balance at January 31, 2017	2,007,760	$2,008	$57,088,530	$(51,136,180)	$5,954,358

The accompanying notes are an integral part of these unaudited consolidated financial statements

Opiant Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended January 31, 2017 and 2016

	For the
	Six Months Ended
	January 31,	January 31,
	2017	2016
Cash flows used in operating activities
Net income (loss)	$10,049,162	$(7,139,977)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,570	686
Issuance of common stock for services	92,623	456,483
Stock based compensation from issuance of options	517,529	10,166,391

Changes in assets and liabilities:
Decrease in prepaid expenses	10,387	6,060
Increase in accounts receivable	312,498	-
Decrease in deferred revenue	-	(4,300,000)
Increase (decrease) in accounts payable	615,628	(280,245)
Increase in accrued salaries and wages	9,039	734,441
Net cash provided by (used in) operating activities	11,609,436	(356,161)

Cash flows provided by financing activities
Proceeds from related parties notes payable	-	151,191
Payments of related parties notes payable	-	(281,191)
Repayment of notes payable	(165,000)	-
Investment received in exchange for royalty agreement	-	1,333,500
Net cash provided by (used in) financing activities	(165,000)	1,203,500

Net increase in cash and cash equivalents	11,444,436	847,339
Cash and cash equivalents, beginning of period	1,481,393	434,217
Cash and cash equivalents, end of period	$12,925,829	$1,281,556

Supplemental disclosure
Interest paid during the period	$4,828	$78,865
Taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the periods ended January 31, 2017 and 2016

1.	Organization and Basis of Presentation

Opiant Pharmaceuticals, Inc. (the “Company”), a Nevada corporation, is a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company is a specialty pharmaceutical company developing opioid antagonist treatments for substance use, addictive and eating disorders. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN® (naloxone hydrochloride) Nasal Spray. The Company’s fiscal year end is July 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 31, 2016 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months and six months ended January 31, 2017 are not necessarily indicative of the results for the full fiscal year ending July 31, 2017.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited, a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.

Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. Diluted income per share reflects the potential dilution that would occur if outstanding stock options and warrants were exercised utilizing the treasury stock method. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below:

	For the Three Months Ended January 31,
	2017			2016
	Income $	Weighted Average Common Shares Outstanding	Per Share $	Income $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income attributable to common stock	10,649,790	2,006,181	5.31	3,970,040	1,880,279	2.11
Effective of Dilutive Securities:
Stock options and warrants	–	163,785	–	–	724,991	–

Diluted:
Income attributable to common stock, including assumed conversions	10,649,790	2,169,966	4.91	3,970,040	2,605,270	1.52

	For the Six Months Ended January 31,
	2017			2016
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	10,049,162	1,999,307	5.03	(7,139,977)	1,865,230	(3.83)
Effective of Dilutive Securities:
Stock options and warrants	–	211,683	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	10,049,162	2,210,990	4.55	(7,139,977)	1,865,230	(3.83)

Reclassification of Financial Statement Accounts

Certain amounts in the January 31, 2016 financial statements have been reclassified to conform to the presentation in the January 31, 2017 consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

The Company uses office space provided by Dr. Michael Sinclair and Kevin Pollack free of charge.

4.	Stockholders’ Equity

Common Stock

On November 2, 2016, the Company granted 1,000 restricted shares of Company’s Common Stock to a consultant pursuant to a consulting agreement dated October 12, 2016 for consulting services provided by the consultant. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $7,520.

On November 10, 2016, the Company issued 14,327 shares of unregistered Common Stock pursuant to the LOI described in Note 6. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $85,103.

Stock Options

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On October 6, 2016, the Company granted options to purchase a total of 50,000 shares of Common Stock exercisable on a cashless basis to two employees. These options all have an exercise price of $10.00 and a term of 10 years. The options vest as follows: 1,388 shares vest upon each of the first through twentieth month anniversaries of the grant date; 1,390 shares vest upon each of the twenty-first through thirty-sixth month anniversaries of the grant date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $425,000, of which $145,920 has been recognized as expense for the six months ended January 31, 2017.

On November 4, 2016, the Company appointed Thomas T. Thomas to the Company’s Board of Directors (the “Board”) and granted Mr. Thomas options to purchase 35,000 shares of Common Stock exercisable on a cashless basis. Such options have an exercise price of $10.00, a term of 5 years and vest as follows: (i) 11,667 shares vest upon the uplisting of the Company to the NASDAQ Stock Market; (ii) 11,667 shares vest upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors starting from November 4, 2016; and 11,666 shares vest upon the first submission of a New Drug Application to the U.S. Food and Drug Administration for one of Company’s products by Company itself or a Company licensee. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $220,116, of which $115,564 has been recognized as expense for the six months ended January 31, 2017.

On December 24, 2016, the Company granted options to purchase a total of 35,000 shares of Common Stock exercisable on a cashless basis to an employee. The options have an exercise price of $10.00 and a term of 10 years. The options vest as follows: 972 shares vest upon each of the first through twenty-eighth month anniversaries of the grant date; 973 shares vest upon each of the twenty-ninth through thirty-sixth month anniversaries of the grant date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $219,450, of which $25,443 has been recognized as expense for the six months ended January 31, 2017.

The Company also recognized stock based compensation expense of $230,602 in connection with vested options granted in prior periods.

The assumptions used in the valuation for all of the options granted for the six months ended January 31, 2017 and 2016 were as follows:

	2017	2016
Market value of stock on measurement date	$5.61 to 8.71	$7.00
Risk-free interest rate	0.88-2.55%	2.05%
Dividend yield	0%	0%
Volatility factor	112-348%	373%
Term	2.78-10.00 years	10 years

Stock option activity for six months ended January 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	4,635,000	8.79	7.39	$2,731,250
Granted	120,000	10.00
Outstanding at January 31, 2017	4,755,000	8.82	6.92	$4,243,250
Exercisable at January 31, 2017	4,330,136	8.39	7.28	$4,243,250

A summary of the status of the Company’s non-vested options as of January 31, 2017 and changes during the three months ended January 31, 2017 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2016	90,833	$7.27
Granted	120,000	7.20
Vested	(48,470)	7.10
Non-vested at January 31, 2017	162,363	$7.30

At January 31, 2017, there was $795,321 of unrecognized compensation costs related to non-vested stock options.

Warrants

Warrant activity for the six months ended January 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	$-
Expired	(63,100)	50.00
Outstanding at January 31, 2017	1,152,285	$16.15	2.50	$13,580
Exercisable at January 31, 2017	427,285	$18.09	5.21	$13,580

5.	Commitments

On December 18, 2014, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant agreed to provide financial advisory services with regard to a licensing agreement. In exchange for these services, the Company incurred fixed fees of $225,000 and $75,000 during the years ended July 31, 2016 and 2015, respectively. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company pursuant to the licensing agreement in excess of $3,000,000, in perpetuity. Total fees incurred to the consultant pursuant to the agreement during the six months ended January 31, 2017 amounted to $551,099 (2016 - $209,251).

On April 25, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant agreed to provide financial advisory services. In exchange for these services, the Company is required to pay a fee on all funding received by the Company as a result of assistance provided by the consultant. Pursuant to the agreement, the consultant’s fee will be equal to 5% of gross funding received by the Company up to $20,000,000 plus 3.5% of any proceeds received in excess of $20,000,000. Total fees incurred to the consultant pursuant to the agreement during the six months ended January 31, 2017 amounted to $687,500 (2016 - $0).

On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $85,103.

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

The Company leases office space in three locations. The Company’s headquarters are located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401 for $5,056 per month. The lease with Premier Office Centers, LLC (“Premier”), as amended effective October 1, 2016, has an initial term of five months. On December 15, 2016, the Company entered into a new office license agreement (the “New Lease”) with Premier. The New Lease will be effective March 1, 2017, the date after which the term of the current lease with Premier expires. Pursuant to the terms of the New Lease, the Company will pay $5,157 per month to Premier. The New Lease has an initial term of 12 months and shall automatically renew for successive 12 month periods unless terminated by the Company at least 60 days prior to the termination date. Premier may terminate the New Lease for any reason upon 30 days’ notice to the Company.

The Company also leases office space in Suite 100 of 1180 North Town Center Drive, Las Vegas, NV 89144 for $299 per month. The lease with Regus Management Group, LLC expires on July 31, 2017.

Additionally, the Company leases office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five-month term ending March 31, 2017. The Company’s lease is with Euston Tower Serviced Offices Ltd.

6.	Sale of Royalties

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties arising from the sale by Adapt, pursuant to that certain License Agreement between the Company and Adapt, dated as of December 15, 2014, as amended (the “Adapt Agreement”), of NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”) or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 3.93% of all Royalties after such date. Under the Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees at Closing, and will receive an additional $3,750,000 if the Earn Out Milestone is achieved (the “Purchase Price”). The Purchase Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the Purchase Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the Purchase Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the Purchase Agreement is held not to be a sale. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the Purchase Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the Purchase Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Purchase Agreement.

During the six months ended January 31, 2017, the Company recognized proceeds of $13,710,000 as revenue immediately since 1) the executed agreement constituted persuasive evidence of an arrangement, (2) the Company has no current or future performance obligations, (3) the total consideration was fixed and known at the time of its execution and there were no rights of return, and (4) the cash was received and is non-refundable.

On December 15, 2014, in connection with the Purchase Agreement, the Company and Adapt entered into the Adapt Agreement which provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment (the “Product”) in exchange for the Company receiving potential development and sales milestone payments of more than a total of $55 million plus up to double-digit royalties.

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

7.	Litigation

On January 3, 2017, the Company and Adapt Pharma, Inc. (“Adapt Inc.”) received notice from Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA had filed Abbreviated New Drug Application (“ANDA”) No. 209522 (the “’747 ANDA”) with the United States Food and Drug Administration (“FDA”) seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”) before the expiration of U.S. Patent No. 9,468,747 (the “’747 patent”). The ‘747 patent is listed with respect to NARCAN® in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. On February 8, 2017, Adapt Inc., Adapt Pharma Operations Limited (“Adapt”) and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the ‘747 ANDA with the FDA with respect to the ‘747 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining Teva from infringing the ‘747 patent and monetary relief as a result of any such infringement.

On September 15, 2016, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that Teva USA had filed ANDA No. 209522 (the “’253 ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,211,253 owned by the Company (the “’253 patent”). On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the ‘253 ANDA with the FDA with respect to the ‘253 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining Teva from infringing the ‘253 patent and monetary relief as a result of any such infringement.

8.	Subsequent Events

On February 3, 2017, the entered into an employment agreement with Phil Skolnick (the “Skolnick Employment Agreement”) whereby Mr. Skolnick will become the Company’s Chief Scientific Officer effective February 6, 2017.

The Skolnick Employment Agreement has an initial term of six (6) months. Following the initial term, the Skolnick Employment Agreement, unless otherwise terminated, shall extend on a month-to-month basis. Under the Skolnick Employment Agreement, Mr. Skolnick will (i) receive a one-time cash sign-on bonus of Forty Thousand Dollars ($40,000); (ii) receive a pro-rated annual base salary of Four Hundred Ten Thousand Dollars ($410,000); (iii) be eligible to earn an incentive bonus in an amount and structure as agreed upon by Mr. Skolnick and the Board, with achievement of such bonus to be determined in the sole discretion of the Board; and (iv) be granted options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock (the “Options”), each of which shall expire on the day that is the earlier of: (a) ninety (90) calendar days after Mr. Skolnick ceases to provide services to the Company, (b) ninety (90) calendar days after the expiration of the Skolnick Employment Agreement, (c) the date Mr. Skolnick is terminated or there is a Fundamental Transaction (as defined in the Skolnick Employment Agreement), each as contemplated in the Skolnick Employment Agreement, or (d) ten (10) years from the date of issuance. Each Option shall be exercisable on a cashless basis at an exercise price equal to $9.00. The Options shall vest as follows: (i) One Hundred Thousand (100,000) shares of common stock shall vest on the eighteenth month anniversary of the grant date; (ii) Five Thousand Five Hundred Fifty-Five (5,555) shares of common stock shall vest on each of the nineteenth, twentieth, twenty-first, twenty-second, twenty-third, twenty-fourth, twenty-fifth and twenty-sixth anniversaries of the date of grant; and (iii) Five Thousand Five Hundred Fifty-Six (5,556) shares of common stock shall vest on each of the twenty-seventh, twenty-eighth, twenty-ninth, thirtieth, thirty-first, thirty-second, thirty-third, thirty-fourth, thirty-fifth and thirty-sixth anniversaries of the grant date.

In addition, the Skolnick Employment Agreement provides for benefits if Mr. Skolnick’s employment is terminated under certain circumstances. In the event the Company terminates Mr. Skolnick’s employment for Cause (as defined in the Skolnick Employment Agreement), Mr. Skolnick will receive accrued but unpaid base salary and vacation through the date of termination of his employment (the “Termination Date”). In the event the Company terminates Mr. Skolnick’s employment or if Mr. Skolnick resigns within twelve (12) months of a Constructive Termination (as defined in the Skolnick Employment Agreement) of Mr. Skolnick’s employment, and in either case such termination is not for Cause, then the Company shall pay Mr. Skolnick the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one (1) times his annual salary; and (iii) one (1) times his bonus cash compensation, excluding the signing bonus, awarded to Mr. Skolnick in 2017. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants held by Mr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. In the event of a Fundamental Transaction, Mr. Skolnick shall be entitled to receive the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one (1) times his annual salary; and (iii) one (1) times his bonus cash compensation, excluding the signing bonus, awarded to Mr. Skolnick in 2017. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants held by Mr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

On March 13, 2017 (the “Effective Date”), the Company entered into a third amendment (the “Third Amendment”) to that certain Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Agreement”), as previously amended on February 24, 2015 (the “First Amendment”) and March 19, 2015 (the “Second Amendment” and, together with the Initial Agreement, the First Amendment and the Third Amendment, the “Advisor Agreement”). Pursuant to the Third Amendment, and in consideration for Mr. Miles’ continued service to the Company as an advisor through December 31, 2017, the Company shall: (i) pay Mr. Miles, within 15 business days of the Effective Date, (x) a cash payment of $107,805, and (y) 1,875 shares of Common Stock; (ii) grant to Mr. Miles the right to receive, subject to adjustment per the terms of the Third Amendment, 1.25% of the Net Profit generated from the Product from the Effective Date (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture of the Company, 1.25% of the net proceeds of such sale, subject to adjustment per the terms of the Third Amendment, and, in the event of a sale of the Company, the Fair Market Value of the Product; (iii) pay Mr. Miles $17,000 per calendar quarter during 2017; and (iv) grant to Mr. Miles a warrant to purchase 45,000 shares of Common Stock (the “Warrant”). The Warrant is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, the Company shall have the right to buy back the Interest or any portion thereof from Mr. Miles upon written notice at a price of $187,500 per 1.25% of Interest (the “Buyback Amount”); provided, however, that, in the event that such written notice is provided within 2.5 years after the Effective Date, the Company shall pay Mr. Miles two times the Buyback Amount within ten business days after the provision of such notice; provided, further, that, in the event the Company provides such notice to Mr. Miles after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, the Company shall pay Mr. Miles 3.5 times the Buyback Amount within ten business days after the provision of such notice. Furthermore, pursuant to the Third Amendment, the Company is required to provide to Mr. Miles, following the end of each calendar year, an annual audit of Net Profit once the Product begins generating Net Profit. Capitalized terms not otherwise defined in this paragraph shall have the meanings ascribed to such terms in the Third Amendment.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three and six months ended January 31, 2017 and 2016 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

The Company’s strategy is to develop pharmacological treatments for substance use, addictive and eating disorders based on the Company’s expertise using opioid antagonists. The Company has worked on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015, and is marketed by Adapt Pharma Operations Limited (“Adapt”), a wholly owned subsidiary of Adapt Pharma Limited, an Ireland-based pharmaceutical company.

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

The Company developed NARCAN®, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. The Company plans to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. The Company aims to identify and progress drug development opportunities with the potential to file additional New Drug Applications (“NDA”) with the FDA within four years. The Company also plans to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, the Company plans to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

The Company’s current pipeline of product candidates includes a treatment for Bulimia Nervosa (“BN”), a treatment for Binge Eating Disorder (“BED”), a treatment for Alcohol Use Disorder (“AUD”), a treatment for Cocaine Use Disorder (“CocUD”) and a heroin vaccine. The Company also is focused on other treatment opportunities.

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

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers (“Welmers”), in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Welmers acquired a 1.5% interest (the “1.5% Welmers Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Welmers also has rights with respect to the 1.5% Welmers Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, Welmers would have had a 60 day option to exchange its 1.5% Welmers Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, Welmers did not realize the option to exchange its 1.5% Welmers Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300,000 as revenue because Welmers’ option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

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

On July 29, 2015, the Company announced that Adapt submitted a NDA to the FDA for NARCAN®, an investigational drug intended to treat opioid overdose.

On November 18, 2015, the FDA approved NARCAN® for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt.

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

On January 19, 2016, the Company announced that Adapt announced that it has reached an agreement to facilitate the purchase of NARCAN® by offering its discounted public interest price to 62,000 agencies in state and local government and the non-profit sector. Adapt, in partnership with the National Association of Counties, National Governors Association, National League of Cities, and United States Conference of Mayors, will offer NARCAN® at a discounted public interest price of $37.50 per dose ($75 for a 2 pack carton) through the U.S. Communities Purchasing Alliance and Premier, Inc. Adapt’s discounted public interest price has been available to qualifying group purchasers, such as law enforcement, firefighters, first responders, departments of health, local school districts, colleges and universities and community-based organizations.

On January 27, 2016, the Company announced that Adapt announced two national programs at the Clinton Health Matters Initiative Activation Summit to assist in efforts to address the growing risk of opioid overdose among American high school students. Adapt offered a free carton of NARCAN® to all high schools in the U.S. through the state departments of education. This program will collaborate with the Clinton Health Matters Initiative, an initiative of the Clinton Foundation, as part of its work to scale naloxone access efforts nationally. In addition, Adapt has provided a grant to the National Association of School Nurses (NASN) to support their educational efforts concerning opioid overdose education materials.

On March 7, 2016, the Company announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® in the U.S.

On April 29, 2016, the Company received $105,097 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the first quarter of Adapt’s fiscal year.

On August 8, 2016, the Company received $234,498 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the second quarter of Adapt’s fiscal year.

On May 6, 2016, the Company announced that Adapt submitted a new drug submission (NDS) for NARCAN® to Health Canada.

On September 15, 2016, the Company and Adapt received notice from Teva Pharmaceuticals USA, Inc. (“Teva”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva had filed an Abbreviated New Drug Application No. 209522 (“’253 ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,211,253 (the “’253 patent”). The ‘253 patent is listed with respect to NARCAN® in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluation publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent or that the ‘253 patent is invalid or unenforceable. The Company and Adapt have been evaluating Teva’s September 2016 Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will be vigorously defended from any infringement. The Company may receive additional notice letters from Teva and other companies seeking to market generic versions of NARCAN® in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

On October 5, 2016, the Company announced that Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN® Nasal Spray.

On October 21, 2016, Adapt, Adapt Pharma Inc. and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Teva and Teva Pharmaceuticals Industries Ltd. (collectively, the “Defendants”) in the U.S. District Court for the District of New Jersey arising from Teva’s U.S.’s filing of the ‘253 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will continue to be vigorously defended from any infringement.

On October 27, 2016, the Company announced that its patent for NARCAN® is now listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747.

On November 3, 2016, the Company received $524,142 in royalty payments in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the third quarter of Adapt’s fiscal year.

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties arising from the sale by Adapt, pursuant to the Adapt Agreement, of NARCAN® or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 3.93% of all Royalties after such date. Under the Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees at Closing, and will receive an additional $3,750,000 if the Earn Out Milestone is achieved (the “Purchase Price”). The Purchase Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the Purchase Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the Purchase Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the Purchase Agreement is held not to be a sale. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the Purchase Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the Purchase Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined in this paragraph shall have the meanings ascribed to such terms in the Purchase Agreement.

In addition, on December 13, 2016, in connection with the Purchase Agreement, the Company and Adapt entered into Amendment No. 1 to the Adapt Agreement (the “Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of the Company’s intranasal-naloxone opioid overdose reversal treatment (the “Product”). Under the terms of the Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, the Company and Adapt have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, the Company would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to the Company.

On January 3, 2017, the Company and Adapt received notice from Teva pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva had filed ANDA No. 209522 (the “’747 ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,468,747 (the “’747 patent”). The ‘747 patent is listed with respect to NARCAN® in the Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. The Company and Adapt have been evaluating Teva’s January 2017 Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘747 patent will be vigorously defended from any infringement.

On January 26, 2017, the Company announced that the FDA has approved the 2mg formulation of NARCAN® for opioid-dependent patients expected to be at risk for severe opioid withdrawal in situations where there is a low risk for accidental or intentional opioid exposure by household contacts.

On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s U.S.’s filing of the ‘747 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining the Defendants from infringing the ‘747 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘747 patent will continue to be vigorously defended from any infringement.

On March 9, 2017, the Company announced that the U.S. Patent and Trademark Office issued U.S. Patent Numbers 9,480,644 and 9,561,177 covering methods of use for NARCAN®. These patents are listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

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

Binge Eating Disorder

The Company is developing a treatment for BED. BED is defined in the American Psychiatric Association’s (APA) fifth edition of the Diagnostic and Statistical Manual of Mental Disorders (“DSM-5”) chapter on feeding and eating disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress. DSM-5 is used by clinicians and researchers to diagnose and classify mental disorders in order to improve diagnoses, treatment and research.

BED is the most common eating disorder in the U.S. Approximately eight million Americans are diagnosed with BED and it is correlated with obesity. In addition, according to the APA, BED is associated with significant physical and psychological problems.”

In 2015, Shire PLC received FDA approval to use Vyvanse to treat BED in adults. The Company considers naloxone to be a potentially compelling drug for the pharmacological treatment of BED. It has a well-known safety profile and has the potential to block the reward that patients experience from bingeing.

On May 23, 2013, the Company presented the results of the Company’s Phase 2 clinical trial of its nasal spray treatment for BED at the APA Annual Meeting in San Francisco.

On December 17, 2013, the Company entered into an agreement with Potomac and subsequently received additional funding from Potomac totaling $250,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Potomac Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. Although the BED Treatment Product was not approved by the FDA by December 17, 2016, Potomac’s 60 day option to exchange its entire 2013 0.5% Potomac Interest for 31,250 shares of Common Stock of the Company expired on February 17, 2017.

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

Alcohol Use Disorder

The Company has been focused on developing an opioid antagonist-based treatment, OPNT002, for the treatment of AUD. According to The Substance Abuse and Mental Health Services Administration (SAMHSA), there are approximately 17 million people in the U.S. who suffer from some form of AUD. While certain current therapies for AUD have limited efficacy and low levels of adherence, opioid antagonists have an established record of safety and efficacy, especially in AUD.

The Company has generated Phase 1 clinical data with OPNT002, demonstrating its rapid intranasal absorption. The Company expects that OPNT002 will be highly differentiated from other AUD therapies by being used on an ‘as needed’ basis, which represents a significant potential advancement in the treatment of AUD.

On February 28, 2017, the Company announced that it received supportive feedback from the FDA on a proposed development plan for OPNT002 for the treatment of AUD. The feedback was received pursuant to a recent Type B meeting with the FDA.

The Company plans to advance OPNT002 into additional clinical trials during 2017.

Cocaine Use Disorder

The Company has been conducting pilot studies to explore the potential of a nasal opioid antagonist as a treatment for CocUD. There are approximately 1.5 million current cocaine users in the U.S., as reported by SAMHSA. There are no FDA-approved pharmacological treatments for CocUD.

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

On October 6, 2015, the Company entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate the Technology through August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate the Technology through February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s Common Stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,152. During February 2016, the Company elected to further extend the period of time during which the Company could evaluate Aegis’ Technology through August 11, 2016. During February 2016, the Company paid Aegis $75,000 and issued 10,746 shares of the Company’s Common Stock. The shares issued in this transaction were using the stock price at issuance date and amounted to $106,385. On April 26, 2016, the Company entered into the Restated Aegis Agreement (as defined below).

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

Under the Letter Agreement containing the terms of such license, the Company will pay Aegis development milestones for the Products ranging from $250,000 to $4,000,000. Additionally, commencing on the first anniversary and through the first Product approval, the Company is required to make minimum quarterly nonrefundable payments to Aegis in the amount of $25,000 (the “Quarterly Payments”), which Quarterly Payments are fully creditable and treated as a prepayment against future milestones or royalties. During the “Royalty Term” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis royalties (the “Aegis Royalties”) on annual net sales of Products ranging from (A) low single digits for Products with an aggregate annual “Net Sales” (as defined in Exhibit 1 to the Letter Agreement) during a calendar year of $50 million or less to (B) mid-single digits for Products with Net Sales of greater than $1 billion. Such Aegis Royalties are subject to reduction as provided in Exhibit 1 to the Restated Agreement but shall not be reduced by more than 50% of the regularly scheduled royalty payment. The Restated Aegis Agreement expired by its terms during the three months ended January 31, 2017 and Aegis and the Company are actively negotiating a new agreement.

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

On February 17, 2016, the Company announced the convening of a medical advisory board meeting to discuss its development programs in substance use, addictive and eating disorders. The Company has held other medical advisory board meetings, including on April 28, 2015, April 19, 2016 and September 14, 2016.

On November 4, 2016, the Registrar of Companies of England and Wales certified that Opiant Pharmaceuticals UK Limited (“OPUK”) was incorporated under the Companies Act of 2006 as a private company. OPUK is a wholly-owned subsidiary of the Company and Kevin Pollack, Chief Financial Officer, Director, Secretary and Treasurer of the Company, serves as Director of the OPUK.

On December 15, 2016, the Company entered into a new office license agreement (the “New Lease”) with Premier Office Centers, LLC (“Premier”) for its headquarters located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401. The New Lease became effective on March 1, 2017, the date after which the term of the prior lease with Premier expired. Pursuant to the terms of the New Lease, the Company will pay $5,157.40 per month to Premier. The New Lease has an initial term of 12 months and shall automatically renew for successive 12 month periods unless terminated by the Company at least 60 days prior to the termination date. Premier may terminate the New Lease for any reason upon 30 days’ notice to the Company.

On January 31, 2017, the Company announced that the Company’s Board of Directors (the “Board”) has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Copies of the Committee charters, along with the Company’s Code of Business Conduct and Ethics, can be found on the Investor Relations section of the Company’s website.

On February 6, 2017, the Company announced its entry into an employment agreement with Phil Skolnick (the “Skolnick Employment Agreement”) on February 3, 2017 whereby Mr. Skolnick became the Company’s Chief Scientific Officer effective February 6, 2017.

The Skolnick Employment Agreement has an initial term of six (6) months. Following the initial term, the Skolnick Employment Agreement, unless otherwise terminated, shall extend on a month-to-month basis. Under the Skolnick Employment Agreement, Mr. Skolnick will (i) receive a one-time cash sign-on bonus of Forty Thousand Dollars ($40,000); (ii) receive a pro-rated annual base salary of Four Hundred Ten Thousand Dollars ($410,000); (iii) be eligible to earn an incentive bonus in an amount and structure as agreed upon by Mr. Skolnick and the Board, with achievement of such bonus to be determined in the sole discretion of the Board; and (iv) be granted options to purchase Two Hundred Thousand (200,000) shares of the Company’s common stock (the “Options”), each of which shall expire on the day that is the earlier of: (a) ninety (90) calendar days after Mr. Skolnick ceases to provide services to the Company, (b) ninety (90) calendar days after the expiration of the Skolnick Employment Agreement, (c) the date Mr. Skolnick is terminated or there is a Fundamental Transaction (as defined in the Skolnick Employment Agreement), each as contemplated in the Skolnick Employment Agreement, or (d) ten (10) years from the date of issuance. Each Option is exercisable on a cashless basis at an exercise price equal to $9.00. The Options shall vest as follows: (i) One Hundred Thousand (100,000) shares of common stock shall vest on the eighteenth month anniversary of the grant date; (ii) Five Thousand Five Hundred Fifty-Five (5,555) shares of common stock shall vest on each of the nineteenth, twentieth, twenty-first, twenty-second, twenty-third, twenty-fourth, twenty-fifth and twenty-sixth anniversaries of the date of grant; and (iii) Five Thousand Five Hundred Fifty-Six (5,556) shares of common stock shall vest on each of the twenty-seventh, twenty-eighth, twenty-ninth, thirtieth, thirty-first, thirty-second, thirty-third, thirty-fourth, thirty-fifth and thirty-sixth anniversaries of the grant date.

In addition, the Skolnick Employment Agreement provides for benefits if Mr. Skolnick’s employment is terminated under certain circumstances. In the event the Company terminates Mr. Skolnick’s employment for Cause (as defined in the Skolnick Employment Agreement), Mr. Skolnick will receive accrued but unpaid base salary and vacation through the date of termination of his employment (the “Termination Date”). In the event the Company terminates Mr. Skolnick’s employment or if Mr. Skolnick resigns within twelve (12) months of a Constructive Termination (as defined in the Skolnick Employment Agreement) of Mr. Skolnick’s employment, and in either case such termination is not for Cause, then the Company shall pay Mr. Skolnick the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one (1) times his annual salary; and (iii) one (1) times his bonus cash compensation, excluding the signing bonus, awarded to Mr. Skolnick in 2017. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants held by Mr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. In the event of a Fundamental Transaction, Mr. Skolnick shall be entitled to receive the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one (1) times his annual salary; and (iii) one (1) times his bonus cash compensation, excluding the signing bonus, awarded to Mr. Skolnick in 2017. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants held by Mr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

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

With respect to NARCAN®, the Company faces competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® with their naloxone injection. Kaléo competes with NARCAN® with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. In 2016, Teva filed the ‘253 ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ‘253 patent. In 2017, the Company received notice that Teva filed the ‘747 ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ‘747 patent. In 2016, Mundipharma AG announced its European Union regulatory submission for Nyxoid®, an intranasal naloxone spray for the reversal of opioid overdoses. In 2017, Amphastar Pharmaceuticals, Inc. received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. Although NARCAN® was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, the Company expects the treatment to face additional competition.

Results of Operations

The following compares Opiant’s operations during the three months ended January 31, 2017 to the same period at January 31, 2016.

Revenues

The Company generated $13,535,000 and $6,860,000 of revenue during the three months ended January 31, 2017 and 2016, respectively. This increase of $6,675,000 during the three months ended January 31, 2017 was primarily due to the Company recognizing net revenue of $13,710,000 from the sale to SWK of the Company’s right to receive, commencing on October 1, 2016, Royalties (as defined in the Purchase Agreement) arising from the Adapt Agreement between the Company and Adapt. The revenue received during the three months ended January 31, 2017 was decreased by revenue accrued for October 2016 which was assigned to SWK.

During the three months ended January 31, 2016, the Company recognized $4,800,000 of revenue from the sale of net profit interests in the Company’s treatment to reverse opioid overdoses. The revenue from these sales was recognized during the three months ended January 31, 2016 because either the investment did not contain an option to exchange net profit interests for shares or the product was approved by the FDA and marketed, which negated the investor’s option to exchange net profit interests for shares, and the research and development work related to the product was completed as of January 31, 2016. The Company also recognized $2,060,000 of revenue derived from the Adapt Agreement during the period ended January 31, 2016, which included $2,000,000 received as a result of the FDA’s approval of NARCAN® for the emergency treatment of known or suspected opioid overdose, one of the milestones set forth in the Adapt Agreement.

General and Administrative Expenses

The Company’s general and administrative expenses were $1,355,704 and $2,394,505 during the three months ended January 31, 2017 and 2016, respectively. This decrease of $1,038,801 was primarily due to a decrease in management compensation and consulting expenses. Management compensation decreased as a result of management meeting milestones and incurring bonuses during the three months ended January 31, 2016. The Company did not incur additional management compensation during the three months ended January 31, 2017.

Research and Development Expenses

The Company’s research and development expenses were $344,836 and $254,881 during the three months ended January 31, 2017 and 2016, respectively. Research and development costs incurred during the three months ended January 31, 2017 increased by $89,955 compared to the three months ended January 31, 2016 as a result of increased research and development activity, including with respect to the Company’s BN study and the AUD treatment.

Selling Expenses

The Company’s selling expenses were $1,196,563 and $209,251 during the three months ended January 31, 2017 and 2016, respectively. The increase in revenues of $987,312 during the three months ended January 31, 2017 resulted in $987,312 of additional selling expenses due to expenses related to the sale of Royalties (as defined in the SWK Agreement) to SWK under the Purchase Agreement.

Interest Expense

During the three months ended January 31, 2017, the Company earned net interest income of $877 compared to net interest expense of $5,491 during the three months ended January 31, 2016. During the three months ended January 31, 2017, the reduction of net interest expense of $6,368 was primarily a result of a reduction in debt outstanding which resulted in a decrease in interest expense incurred and increased cash on hand which increased interest revenue earned.

Net Income

Net income during the three months ended January 31, 2017 and during the three months ended January 31, 2016 was $10,649,790 and $3,970,040, respectively. This increase in net income of $6,679,750 was due primarily to the increase in revenues as a result of the sale of Royalties (as defined in the SWK Agreement) to SWK under the Purchase Agreement.

The following compares Opiant’s operations during the six months ended January 31, 2017 to the same period at January 31, 2016.

Revenues

The Company generated $14,656,142 and $6,980,000 of revenue during the six months ended January 31, 2017 and 2016, respectively. This increase of $7,676,142 was primarily due to the Company recognizing net revenue of $13,710,000 from the sale to SWK of the Company’s right to receive, commencing on October 1, 2016, Royalties (as defined in the Purchase Agreement) arising from the sale by Adapt, pursuant to that certain Adapt Agreement between the Company and Adapt. The Company also recognized $946,142 of revenue derived from the Adapt Agreement with Adapt prior to the sale of such Royalties. The revenue received during the six months ended January 31, 2017 was decreased by revenue accrued for October 2016 which was assigned to SWK.

During the six month period ended January 31, 2016, the Company recognized $4,800,000 of revenue from the sale of net profit interests in the Company’s treatment to reverse opioid overdoses. The revenue from these sales was recognized during the six months ended January 31, 2016, because either the investment did not contain an option to exchange net profit interests for shares or the product was approved by the FDA and marketed, which negated the investor’s option to exchange net profit interests for shares, and the research and development work related to the product was completed as of January 31, 2016. The Company also recognized $2,180,000 of revenue derived from the License Agreement during the six months ended January 31, 2016, which included $2,000,000 received as a result of the FDA’s approval of NARCAN® for the emergency treatment of known or suspected opioid overdose, one of the milestones set forth in the Adapt Agreement.

General and Administrative Expenses

The Company’s general and administrative expenses were $2,572,006 and $12,990,324 during the six months ended January 31, 2017 and 2016, respectively. This decrease of $10,418,318 was primarily due to a decrease in stock-based compensation, as the Company recorded $610,152 of stock-based compensation during the six months ended January 31, 2017 as compared to $10,622,874 during the six months ended January 31, 2016. A decrease in management compensation and consulting expenses also contributed to the decrease in general and administrative expenses. This overall decrease in general and administrative expenses was offset by an increase in professional fees.

Research and Development Expenses

The Company’s research and development expenses were $786,670 and $879,892 during the six months ended January 31, 2017 and 2016, respectively. Research and development costs incurred during the six months ended January 31, 2017 decreased by $93,222 compared to the six months ended January 31, 2016 as a result of a decrease in common shares issued for research and development expenses.

Selling Expenses

The Company’s selling expenses were $1,238,599 and $209,251 during the six months ended January 31, 2017 and 2016, respectively. The increase in revenues of $1,029,348 during the six months ended January 31, 2017 resulted in additional selling expenses during the period related to the sale of Royalties (as defined in the Purchase Agreement) to SWK.

Interest Expense

During the six months ended January 31, 2017, interest expense decreased to $1,367 from $11,319 during the six months ended January 31, 2016. During the three months ended January 31, 2017, the reduction of interest expense of $9,952 was primarily a result of a reduction in debt outstanding which resulted in a decrease in interest expense incurred and increased cash on hand which increased interest revenue earned.

Net Income (Loss)

The net income for the six months ended January 31, 2017, was $10,049,162. Net loss for the six months ended January 31, 2016 was $7,139,977. The increase in net income of $17,189,139 was due primarily to the increase in revenue and a decrease in general and administrative expenses, particularly stock-based compensation during the six months ended January 31, 2017. In particular the increase in net income was due primarily to the increase in revenues as a result of the sale of Royalties (as defined in the Purchase Agreement) to SWK. This increase in net income was offset by an increase in selling expenses during the six months ended January 31, 2017.

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

Liquidity and Capital Resources

The Company’s cash balance at January 31, 2017 was $12,925,829 plus $7,046,501 of outstanding liabilities. The Company’s management believes that the Company’s current cash balance is sufficient to fund the Company’s current operations through at least March 2018. The Company will need to generate sufficient revenues and/or seek additional funding in the future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s Common Stock and/or financings from the sale of interests in the Company’s prospective products and/or in the royalty transactions. Such funds may also be derived pursuant to the terms of the Adapt Agreement, subject to the terms of the Purchase Agreement with SWK.

During the year ended July 31, 2016, the Company received $1,600,000 in funding from the Foundation in exchange for Certain Studies Products Net Profit interests as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product. This investment increased the cash position of the Company. The Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products and/or enter into royalty transactions to sustain the implementation of the Company’s business plan, unless sufficient revenues are generated. During the quarter ended January 31, 2017, the Company received $13,710,000 of funding pursuant to the terms of the Purchase Agreement with SWK. During the quarter ended January 31, 2017, the Company received no other funding in exchange for interests in the Company’s Opioid Overdose Reversal Treatment Product, BED treatment, or Certain Studies Products.

At this time, the Company believes it has sufficient cash on hand to meet its obligations over the next twelve months.  The Company does not have any arrangements in place for any future financing. The Company has no material commitments for capital expenditures as of January 31, 2017.

The financial position of the Company at January 31, 2017 showed an increase in total assets from July 31, 2016 of $1,881,878 to $13,000,859 at January 31, 2017. This was due primarily to an increase in cash as a result of the sale of Royalties (as defined in the SWK Agreement) to SWK. This was offset by a decrease in royalties receivable at the period end as the Company was no longer receiving royalties from Adapt pursuant to the Adapt Agreement. Total liabilities at January 31, 2017 increased to $7,046,501 from $6,586,834 at July 31, 2016. This increase was the result of an increase in accounts payable and accrued liabilities.

Plan of Operation

During the fiscal year ending July 31, 2017, the Company aims to broaden the Company’s product pipeline and anticipates commencing further trials based on the Company’s existing as well as potential patents.

After certain obligations with respect to the Purchase Agreement with SWK are satisfied, the Company anticipates receiving revenues pursuant to the Adapt Agreement. Pursuant to the Adapt Agreement, in exchange for licensing its treatment to Adapt, the Company could receive total potential development and sales milestone payments of more than $55 million, plus up to double-digit royalties. On November 18, 2015, the FDA approved NARCAN® for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. On December 15, 2015, the Company announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN®. On March 7, 2016, the Company announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® in the U.S. On October 6, 2016, the Company received $500,000 from Adapt as a regulatory milestone payment pursuant to the Adapt Agreement. This payment was triggered by the Health Canada approval of NARCAN®. Pursuant to the Adapt Agreement, the Company also has received royalty payments. On April 29, 2016, the Company received $105,097 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the first calendar quarter of 2016. On August 8, 2016, the Company received $234,498 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the second calendar quarter of 2016. On November 3, 2016, the Company received $524,142 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the third calendar quarter of 2016.

The Company plans to evaluate the use of a nasal opioid antagonist to treat BN. The Company aims to initiate a study before May 1, 2017. The Company also plans to advance OPNT002, for the treatment of AUD, into additional clinical trials during 2017, aims to collaborate with other parties and progress its drug development program for BED, and has focused on developing a treatment for CocUD and a heroin vaccine.

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

The Company recognizes revenue from the sale of royalties when the executed agreement constitutes persuasive evidence of an arrangement, the Company has no current or future performance obligations, the total consideration is fixed and known, there are no rights of return, collection is reasonably assured and fees are non-refundable.

Licensing Agreement

On December 15, 2014, the Company entered into the Adapt Agreement with Adapt. Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

The Company could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the year ended July 31, 2016, the Company received $4,500,000 of milestone payments and recognized royalty revenues of approximately $418,000 pursuant to the Adapt Agreement. During the six months ended January 31, 2017, the Company recognized royalty payments of approximately $946,000 pursuant to the Adapt Agreement.

In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2,500,000 of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016 and January 31, 2017, the Company had contributed the full $2,500,000.

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

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, the Company’s Quarterly Report, filed on Form 10-Q for the period ended January 31, 2017.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 31, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of January 31, 2017 that the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

a)           Lack of proper segregation of duties due to limited personnel.

b)           Lack of a formal review process related to financial reporting that includes multiple levels of review.

The Company’s management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

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

On January 29, 2017, the Board established an Audit Committee to oversee the engagement of the Company’s independent registered public accounting firm, review its audited financial statements, meet with its independent registered public accounting firm to review internal controls and review its financial plans. The Audit Committee currently consists of Thomas T. Thomas, who is the Chairperson, Ann MacDougall and Geoffrey Wolf, each of whom has been determined by the Board to be independent as that term is defined under the applicable independence listing standards of the Nasdaq Stock Market. Mr. Thomas is an “audit committee financial expert” as the term is defined under SEC regulations. The Audit Committee operates under a written charter. Both the Company’s independent registered public accounting firm and internal financial personnel will regularly meet with the Audit Committee and have unrestricted access to the Audit Committee.

Changes in Internal Control over Financial Reporting

Except as described above in connection with the establishment of the Company’s Audit Committee, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.            Legal Proceedings.

On September 15, 2016, the Company and Adapt received the Notice Letter from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that Teva had filed the ‘253 ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’253 patent. The ‘253 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent or that the ‘253 patent is invalid or unenforceable. The Company and Adapt have been evaluating Teva’s September 2016 Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will be vigorously defended from any infringement. The Company may receive additional notice letters from Teva and other companies seeking to market generic versions of NARCAN® in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s U.S.’s filing of the ‘253 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

On January 3, 2017, the Company and Adapt received the January 2017 Notice Letter from Teva pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that Teva had filed the ‘747 ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’747 patent. The ‘747 patent is listed with respect to NARCAN® in the Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. The Company and Adapt have been evaluating Teva’s January 2017 Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘747 patent will be vigorously defended from any infringement.

On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s U.S.’s filing of the ‘747 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining the Defendants from infringing the ‘747 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘747 patent will continue to be vigorously defended from any infringement.

Except as described above, the Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. Except as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The Company’s independent auditor has issued an audit opinion for the Company in connection with the Company’s audited financial statements as of July 31, 2016 which includes a statement describing the company’s going concern status. The Company’s financial status creates a doubt whether the Company will continue as a going concern.

Based on the Company’s financial history since inception, the Company’s independent registered public accounting firm expressed substantial doubt as to the Company’s ability to continue as a going concern in connection with the Company’s audited financial statements as of July 31, 2016. The Company has generated limited revenue to date. The Company has not consistently attained profitable operations and has historically depended upon obtaining sufficient financing and generating limited revenues to fund its operations. The Company anticipates that its revenues will not be sufficient to support its current operations and additional funding will be required in the form of debt financing and/or equity financing and/or financings from the sale of interests in the Company’s prospective products and/or royalty transactions. Despite its best efforts, the Company may not be able to generate sufficient revenues or raise sufficient funding to fund the Company’s operations. If the Company is unable to achieve the foregoing, then the Company may be unable to continue operating as currently planned or to continue as a going concern.

The Company may not succeed in completing the development of the Company’s product candidates, commercializing the Company’s products, and generating significant revenues.

The Company’s pipeline includes a treatment for BED, a treatment for BN, a treatment for AUD, a treatment for CocUD, a heroin vaccine and additional treatment applications. The Company’s products have generated limited revenues. The Company’s ability to generate significant revenues and achieve profitability depends on the Company’s ability to successfully complete the development of its product candidates, obtain market approval, successfully launch its products and generate significant revenues. On December 15, 2014, the Company and Adapt entered into the Adapt Agreement that provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN®. The loss for any reason of Adapt as a key partner could have a significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize the Company’s treatment as planned and the Company may experience delays in or suspension of the marketing of the treatment.

The future success of the Company’s business cannot be determined at this time, and the Company does not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, the Company expects to generate revenues from NARCAN®, for which the Company is dependent on many factors, including the performance of the Company’s licensing partner Adapt and competition in the market. In addition, the Company has no experience in commercializing its treatments on its own and faces a number of challenges with respect to its commercialization efforts, including, among other challenges, that:

•	the Company may not have adequate financial or other resources to complete the development of its product candidates;

•	the Company may not be able to manufacture its products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	The Company may experience delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the Company may not be able to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept the Company’s treatments;

•	the Company may not be aware of possible complications from the continued use of its products since the Company has limited clinical experience with respect to the actual use of its products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BED, BN, AUD, CocUD and heroin addiction may reduce the demand for the Company’s products;

•	changes in the market for reversing opioid overdoses and treating patients with BED, BN, AUD, CocUD and heroin addiction, new alliances between existing market participants and the entrance of new market participants may interfere with the Company’s market penetration efforts;

•	third-party payors may not agree to reimburse patients for any or all of the purchase price of the Company’s products, which may adversely affect patients’ willingness to purchase the Company’s products;

•	uncertainty as to market demand may result in inefficient pricing of the Company’s products;

•	the Company may face third party claims of intellectual property infringement;

•	the Company may fail to obtain or maintain regulatory approvals for its products in the Company’s target markets or may face adverse regulatory or legal actions relating to its products even if regulatory approval is obtained; and

•	the Company is dependent upon the results of clinical studies relating to its products and the products of its competitors. If data from a clinical trial is unfavorable, the Company would be reluctant to advance the specific product for the indication for which it was being developed.

If the Company is unable to meet any one or more of these challenges successfully, the Company’s ability to effectively commercialize its products could be limited, which in turn could have a material adverse effect on its business, financial condition and results of operations.

Given the Company’s lack of significant revenue and cash flow, the Company will need to raise additional capital, which may be unavailable to the Company or, even if consummated, may cause dilution or place significant restrictions on the Company’s ability to operate.

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

The Company’s business depends and will continue to depend in substantial part on the continued service of Dr. Roger Crystal and Kevin Pollack, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The loss of the services of either of these individuals would significantly impede implementation and execution of the Company’s business strategy and may result in the failure to reach its goals. The Company has $1 million of key man insurance coverage for each of Dr. Roger Crystal and Kevin Pollack.

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

On September 15, 2016, the Company and Adapt received the Notice Letter from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that Teva had filed the ‘253 ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’253 patent. The ‘253 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent or that the ‘253 patent is invalid or unenforceable. The Company and Adapt have been evaluating Teva’s September 2016 Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will be vigorously defended from any infringement. The Company may receive additional notice letters from Teva and other companies seeking to market generic versions of NARCAN® in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s U.S.’s filing of the ‘253 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

On January 3, 2017, the Company and Adapt received the January 2017 Notice Letter from Teva pursuant to 21 U.S.C. § 355(j)(2)(B)(ii), that Teva had filed the ‘747 ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’747 patent. The ‘747 patent is listed with respect to NARCAN® in the Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. The Company and Adapt have been evaluating Teva’s January 2017 Notice Letter. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘747 patent will be vigorously defended from any infringement.

On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s U.S.’s filing of the ‘747 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining the Defendants from infringing the ‘747 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘747 patent will continue to be vigorously defended from any infringement.

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

Contractors or collaborators may have the right to terminate their agreements with the Company or reduce their payments to the Company under those agreements on limited or no notice and for no reason or reasons outside of the Company’s control. For example, the Company may be unable to maintain its relationship with Adapt on a commercially reasonable basis, if at all, as the Adapt agreement may be terminated by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to the Company. In addition, Adapt may have similar or more established relationships with the Company’s competitors or larger customers which may negatively impact the Company’s relationship with Adapt. Moreover, the loss for any reason of Adapt as a key partner could have a materially significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize the Company’s products as planned and the Company may experience delays in or suspension of the marketing of the Company’s products. The same could apply to other product candidates the Company may develop or acquire in the future. The Company’s dependence upon third parties to assist with the development and commercialization of the Company’s product candidates may adversely affect the Company’s ability to generate profits or acceptable profit margins and the Company’s ability to develop and deliver such products on a timely and competitive basis. Additionally, the Restated Aegis Agreement expires on the earlier of (i) the expiration of the Opiant Negotiation Periods and (ii) on 30 days’ prior written notice by the Company; provided, however, that Aegis shall have the right to terminate the license granted in the event the Company does not pursue commercially reasonable efforts to exploit a Product. The Restated Aegis Agreement expired by its terms during the three months ended January 31, 2017 and Aegis and the Company are actively negotiating a new agreement.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact the Company’s ability to sell the Company’s future products and profitability. On March 23, 2010, former President Barack Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

In the coming years, additional changes under the new Trump administration and future presidential administrations could be made to governmental healthcare programs that could significantly impact the success of the Company’s future products, and the Company could be adversely affected by current and future health care reforms.

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

Securities analysts do not currently and may not in the future cover the Company, which may have a negative impact on the market price of the Company’s Common Stock.

The trading market for the Company’s Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about the Company and the Company’s business. The Company does not have any control over independent analysts and currently the Company is not covered by any such independent analysts. The Company has engaged various non-independent analysts historically, including Zacks Investment Research currently, to cover the Company and the Company’s business. The Company otherwise does not currently have and may never obtain research coverage by independent securities and industry analysts. If no independent securities or industry analysts commence coverage of the Company, the trading price for the Company’s Common Stock may continue to be negatively impacted.

The Company does not anticipate declaring any cash dividends on the Company’s Common Stock.

The Company currently intends to retain any future earnings for use in the operation and expansion of the Company’s business. Accordingly, the Company does not expect to pay any dividends in the foreseeable future, but will review this policy from time to time as circumstances dictate.

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,305,000 shares of Common Stock underlying options in the first half of 2017. The sales of such shares could depress the market price of the Company’s Common Stock.

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,305,000 shares of Common Stock underlying options under a registration statement on Form S-1 in the first half of 2017. Assuming 2,365,715 total shares were registered, it would represent approximately 116.14% of the Company’s shares of Common Stock outstanding as of March 7, 2017, assuming that all the security holders exercised all of their warrants and options. The sale of these shares into the public market could depress the market price of the Company’s Common Stock.

Certain of the Company’s executive officers and directors control the direction of the Company’s business by means of a significant collective ownership of the Company’s common stock. The concentrated beneficial ownership of the Company’s common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Roger Crystal, the Company’s Chief Executive Officer and a director, Kevin Pollack, the Company’s Chief Financial Officer and a director, Dr. Michael Sinclair, the Company’s Executive Chairman and Chairman of the Board, and Geoffrey Wolf, a director, Ann MacDougall, a director, Thomas T. Thomas, a director, and Dr. Gabrielle Silver, a director, collectively beneficially own approximately 70.56% of the Company’s outstanding Common Stock as of March 7, 2017. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by the Company’s stockholders, including the election and removal of directors, amendments to the Company’s Articles of Incorporation, and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

On March 13, 2017 (the “Effective Date”), the Company entered into a third amendment (the “Third Amendment”) to that certain Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Agreement”), as previously amended on February 24, 2015 (the “First Amendment”) and March 19, 2015 (the “Second Amendment” and, together with the Initial Agreement, the First Amendment and the Third Amendment, the “Advisor Agreement”). Pursuant to the Third Amendment, and in consideration for Mr. Miles’ continued service to the Company as an advisor through December 31, 2017, the Company shall: (i) pay Mr. Miles, within 15 business days of the Effective Date, (x) a cash payment of $107,805, and (y) 1,875 shares of Common Stock; (ii) grant to Mr. Miles the right to receive, subject to adjustment per the terms of the Third Amendment, 1.25% of the Net Profit generated from the Product from the Effective Date (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture of the Company, 1.25% of the net proceeds of such sale, subject to adjustment per the terms of the Third Amendment, and, in the event of a sale of the Company, the Fair Market Value of the Product; (iii) pay Mr. Miles $17,000 per calendar quarter during 2017; and (iv) grant to Mr. Miles a warrant to purchase 45,000 shares of Common Stock (the “Warrant”). The Warrant is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, the Company shall have the right to buy back the Interest or any portion thereof from Mr. Miles upon written notice at a price of $187,500 per 1.25% of Interest (the “Buyback Amount”); provided, however, that, in the event that such written notice is provided within 2.5 years after the Effective Date, the Company shall pay Mr. Miles two times the Buyback Amount within ten business days after the provision of such notice; provided, further, that, in the event the Company provides such notice to Mr. Miles after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, the Company shall pay Mr. Miles 3.5 times the Buyback Amount within ten business days after the provision of such notice. Furthermore, pursuant to the Third Amendment, the Company is required to provide to Mr. Miles, following the end of each calendar year, an annual audit of Net Profit once the Product begins generating Net Profit. Capitalized terms not otherwise defined in this paragraph shall have the meanings ascribed to such terms in the Third Amendment. The foregoing summary of the material terms of the Third Amendment is qualified in its entirety by reference to the full text of the Third Amendment, which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

In addition, pursuant to the Initial Agreement, on January 22, 2013, the Company granted Mr. Miles a fully vested option to purchase 17,500 shares of Common Stock at an exercise price of $15.00 per share, which option expires on January 22, 2018. Moreover, pursuant to the Second Amendment, on March 19, 2015, the Company granted Mr. Miles (i) a fully vested option to purchase 48,000 shares of Common Stock at an exercise price of $10.00, which option expires on March 18, 2020; (ii) a fully vested option to purchase 32,000 shares of Common Stock at an exercise price of $15.00, which option expires on March 18, 2020; and (iii) a fully vested warrant to purchase 45,000 shares of Common Stock with an exercise price of $10.00, which warrant expires on March 18, 2020 and which may be exercised solely by payment of cash.

The Company may terminate the Advisor Agreement at any time for Cause upon which no severance pay or other consideration shall be payable to Mr. Miles, and Mr. Miles shall be entitled to shares of Common Stock underlying warrants and options which have vested. The Advisor Agreement also contains customary indemnification and confidentiality terms.

Item 6.           Exhibits.

Exhibit Number	Exhibit Title
3.5	Amended and Restated Bylaws of Opiant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on November 22, 2016).

10.1	Director Agreement, effective November 4, 2016, by and between Opiant Pharmaceuticals, Inc. and Thomas T. Thomas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

10.2*+	Purchase and Sale Agreement, dated as of December 13, 2016, by and between Opiant Pharmaceuticals, Inc. and SWK Funding LLC.

10.3*+	Amendment No. 1 to License Agreement, dated as of December 13, 2016, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited.

10.4	Office License Agreement Amendment, effective March 1, 2017, by and between Opiant Pharmaceuticals, Inc. and Premier Office Centers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016).

10.5*	Third Amendment to Senior Advisor Agreement, dated as of March 13, 2017, by and between Opiant Pharmaceuticals, Inc. and Brad Miles.

10.6*	Senior Advisor Agreement, dated as of January 22, 2013, by and between the Company (f/k/a Lightlake Therapeutics Inc.) and Brad Miles.

10.7*	First Amendment to Senior Advisor Agreement, dated as of February 24, 2015, by and between the Company (f/k/a Lightlake Therapeutics Inc.) and Brad Miles.

10.8*	Second Amendment to Senior Advisor Agreement, dated as of March 19, 2015, by and between the Company (f/k/a Lightlake Therapeutics Inc.) and Brad Miles.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-Q for the quarter ended January 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 31, 2017 and July 31, 2016 (Unaudited), (ii) Consolidated Statements of Operations for the three and six months ended January 31, 2017 and 2016 (Unaudited), (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the six months ended January 31, 2017 (Unaudited), (iv) Consolidated Statements of Cash Flows for the six months ended January 31, 2017 and 2016 (Unaudited), and (iv) Consolidated Notes to the Financial Statements (Unaudited).

_________________________________

*	Filed herewith.

+	Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPIANT PHARMACEUTICALS, INC.

Date: March 15, 2017	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2017	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)