Form 10-Q
period 2017-04-30
OPIANT PHARMACEUTICALS, INC.
filed 2017-06-14
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 6, 2017, the registrant had 2,026,608 shares of common stock outstanding.

OPIANT PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2017

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

3

Item 1.           Financial Statements (Unaudited).

Opiant Pharmaceuticals, Inc.

Index to Financial Statements

April 30, 2017 and 2016

Opiant Pharmaceuticals, Inc.

Consolidated Balance Sheets

As of April 30, 2017 (Unaudited) and July 31, 2016

	April 30,	July 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$9,680,454	$1,481,393
Accounts receivable	-	312,498
Prepaid expenses	98,911	62,404
Total current assets	9,779,365	1,856,295

Other assets
Computer equipment (net of accumulated amortization of $3,842 at April 30, 2017 and $1,016 at July 31, 2016)	3,695	6,521
Patents and patent applications (net of accumulated amortization of $9,417 at April 30, 2017 and $8,388 at July 31, 2016)	18,033	19,062

Total assets	$9,801,093	$1,881,878

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,390,780	$140,584
Accrued salaries and wages	1,543,142	3,681,250
Note payable	-	165,000
Deferred revenue	194,800	250,000
Total current liabilities	3,128,722	4,236,834

Deferred revenue	2,387,084	2,350,000
Total liabilities	5,515,806	6,586,834

Stockholders' equity (deficit)
Common stock; par value $0.001; 1,000,000,000 shares authorized; 2,020,380 shares issued and outstanding at April 30, 2017 and 1,992,433 shares issued and outstanding at July 31, 2016	2,020	1,992
Additional paid-in capital	58,549,055	56,478,394
Accumulated deficit	(54,265,788)	(61,185,342)
Total stockholders' equity (deficit)	4,285,287	(4,704,956)
Total liabilities and stockholders' equity (deficit)	$9,801,093	$1,881,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended April 30, 2017 and 2016

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Revenue
Royalty and licensing revenue	$-	$2,605,097	$14,656,142	$4,785,097
Treatment investment revenue	18,116	-	18,116	4,800,000
Total revenue	18,116	2,605,097	14,674,258	9,585,097

Operating expenses
General and administrative	1,995,892	1,040,608	4,567,898	13,155,931
Research and development	1,103,319	1,059,627	1,889,989	2,814,520
Selling expenses	84,375	93,000	1,322,974	302,251
Total operating expenses	3,183,586	2,193,235	7,780,861	16,272,702

Income (loss) from operations	(3,165,470)	411,862	6,893,397	(6,687,605)

Other income (expense)
Interest income (expense), net	10,673	-	9,306	(11,319)
Income (loss) on foreign exchange	25,189	4,266	16,851	(24,925)
Total other income (expense)	35,862	4,266	26,157	(36,244)

Income (loss) before provision for income taxes	(3,129,608)	416,128	6,919,554	(6,723,849)

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,129,608)	$416,128	$6,919,554	$(6,723,849)

Basic income (loss) per common share	$(1.55)	$0.22	$3.45	$(3.57)
Diluted income (loss) per common share	$(1.55)	$0.15	$3.07	$(3.57)

Basic weighted average common shares outstanding	2,014,141	1,916,554	2,004,143	1,882,088
Diluted weighted average common shares outstanding	2,014,141	2,734,760	2,251,127	1,882,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

For the nine months ended April 30, 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2016	1,992,433	$1,992	$56,478,394	$(61,185,342)	$(4,704,956)

Stock issued for services	27,947	28	190,399	-	190,427

Stock based compensation from issuance of stock options	-	-	889,076	-	889,076

Stock based compensation from issuance of stock warrants	-	-	229,360	-	229,360

Forgiveness of related party debt	-	-	761,826	-	761,826

Net income	-	-	-	6,919,554	6,919,554

Balance at April 30, 2017	2,020,380	$2,020	$58,549,055	$(54,265,788)	$4,285,287

The accompanying notes are an integral part of these unaudited consolidated financial statements

Opiant Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended April 30, 2017 and 2016

	For the
	Nine Months Ended
	April 30,	April 30,
	2017	2016

Cash flows used in operating activities
Net income (loss)	$6,919,554	$(6,723,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	3,855	1,187
Issuance of common stock for services	190,427	1,215,719
Stock based compensation from issuance of options	889,076	10,183,555
Stock based compensation from issuance of warrants	229,360	-

Changes in assets and liabilities:
Increase in prepaid expenses	(36,507)	(37,233)
Decrease in accounts receivable	312,498	-
Decrease in deferred revenue	(18,116)	(4,300,000)
Increase (decrease) in accounts payable	1,250,196	(108,639)
Increase (decrease) in accrued salaries and wages	(1,376,282)	501,536
Net cash provided by operating activities	8,364,061	732,276

Cash flows used in investing activities
Purchase of equipment	-	(6,528)
Net cash used in investing activities	-	(6,528)

Cash flows provided by financing activities
Proceeds from related parties notes payable	-	151,191
Repayment of related parties notes payable	-	(281,191)
Repayment of note payable	(165,000)	-
Investment received in exchange for royalty agreement	-	1,333,500
Net cash provided (used) by financing activities	(165,000)	1,203,500

Net increase in cash and cash equivalents	8,199,061	1,929,248
Cash and cash equivalents, beginning of period	1,481,393	434,217
Cash and cash equivalents, end of period	$9,680,454	$2,363,465

Supplemental disclosure
Interest paid during the period	$4,828	$78,865
Taxes paid during the period	$-	$-

Non-Cash Transactions
Forgiveness of related party debt	$761,826	$-
Cashless exercise of options	$-	$15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the periods ended April 30, 2017 and 2016

1.	Organization and Basis of Presentation

Opiant Pharmaceuticals, Inc. (the “Company”), a Nevada corporation, is a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive, and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company is developing opioid antagonist treatments for substance use, addictive, and eating disorders. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN® (naloxone hydrochloride) Nasal Spray. The Company’s fiscal year end is July 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 31, 2016 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months and nine months ended April 30, 2017 are not necessarily indicative of the results for the full fiscal year ending July 31, 2017.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below:

	For the Three Months Ended April 30,
	2017			2016
	Loss $	Weighted Average Common Shares Outstanding	Per Share $	Income $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	(3,129,608)	2,014,141	(1.55)	416,128	1,916,554	0.22
Effective of Dilutive Securities:
Stock options and warrants	–	–	–	–	818,206	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	(3,129,608)	2,014,141	(1.55)	416,128	2,734,760	0.15

	For the Nine Months Ended April 30,
	2017			2016
	Income $	Weighted Average Common Shares Outstanding	Per Share $	Loss $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	6,919,554	2,004,143	3.45	(6,723,849)	1,882,088	(3.57)
Effective of Dilutive Securities:
Stock options and warrants	–	246,984	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	6,919,554	2,251,127	3.07	(6,723,849)	1,882,088	(3.57)

Reclassification of Financial Statement Accounts

Certain amounts in the April 30, 2016 financial statements have been reclassified to conform to the presentation in the April 30, 2017 consolidated financial statements.

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

On March 31, 2017, Dr. Michael Sinclair, the Executive Chairman of the Board of Directors of the Company (the “Board”), and Dr. Roger Crystal, the Company’s Chief Executive Officer, each voluntarily entered into separate employment agreement acknowledgements whereby they elected to forfeit, unconditionally and irrevocably, $175,498 and $586,328, respectively, of certain owed amounts pursuant to their respective existing employment agreements, representing 35% of the total compensation currently owed to each of Dr. Sinclair and Dr. Crystal on such date. As the debt forgiven was owed to a related party, the Company recognized the amount forgiven as an equity transaction recorded in additional paid-in capital.

Furthermore, on March 31, 2017, pursuant to their respective employment agreement acknowledgements, Dr. Sinclair and Dr. Crystal each voluntarily elected to forfeit, unconditionally and irrevocably, 680,000 and 825,000 shares of common stock, par value $0.001 per share (“Common Stock”), of the Company underlying stock options and warrants previously issued by the Company, respectively, representing approximately 55% of the total number of options and warrants previously issued by the Company to each of Dr. Sinclair and Dr. Crystal.

4.	Note Payable

On June 21, 2016, the Company entered into a settlement and release agreement with a former advisor pursuant to which, in exchange for prior advisory services rendered to the Company in full pursuant to an advisory services agreement dated on or about September 17, 2012, the Company has agreed to pay the $165,000 amount owed to the advisor for the past services rendered. As evidence of the Company’s obligation to pay the settlement amount, the Company issued a secured promissory note to the advisor on June 21, 2016, earning interest at the rate of 6% per annum, with the unpaid principal amount and accrued and unpaid interest due and payable in full on the earlier of (i) the closing by the Company of one or more equity or debt financings with aggregate gross proceeds to the Company of at least $2,200,000, and (ii) December 15, 2016. In addition, as security for the prompt payment of the note, the Company has pledged 22,916 shares of Common Stock as collateral pursuant to a pledge agreement, dated as of June 21, 2016, by and between the Company and the advisor. Such 22,916 shares of Common Stock are being held by an escrow agent pursuant to a securities escrow agreement, dated as of June 21, 2016, by and between the Company and the advisor, and shall be released to the advisor upon an “Event of Default”, as defined in the note agreement. During the nine-month period ended April 30, 2017, the Company repaid the entire $165,000 balance and all accrued and unpaid interest.

5.	Stockholders’ Equity

Common Stock

On November 2, 2016, the Company granted 1,000 restricted shares of Company’s Common Stock to a consultant pursuant to a consulting agreement dated October 12, 2016 for consulting services provided by the consultant. The shares issued in this transaction were valued using the stock price on the issuance date, which was $7.52 per share, and resulted in a value of $7,520. Accordingly, the Company recorded a $7,520 non-cash expense during the nine-month period ended April 30, 2017.

On November 10, 2016, the Company issued 14,327 shares of unregistered Common Stock pursuant to the LOI described in Note 6 – Commitments. Pursuant to the terms of the LOI, the Company was obligated to issue these shares on the one year anniversary of the effective date of the LOI. The shares issued in this transaction were valued using the stock price at issuance date, which was $5.94 per share, and resulted in a value of $85,102. The Company recorded the entire $85,102 as a non-cash expense during the nine-month period ended April 30, 2017.

On March 16, 2017, the Company issued 10,745 shares of unregistered Common Stock pursuant to the LOI described in Note 6 – Commitments. Per the terms of the LOI, the Company was obligated to issue these shares upon the one year anniversary of receipt, by the Company, of a milestone payment from Adapt Pharma Limited for the first commercial sale of the Company’s product, NARCAN® (naloxone hydrochloride) Nasal Spray, in the U.S. The shares issued in this transaction were valued on the date of issuance using the March 16, 2017 closing price of $7.75 per share, which resulted in an aggregate value of $83,274. The Company expensed the entire $83,274 as non-cash expense during the nine-month period ended April 30, 2017.

On March 16, 2017, the Company issued 1,875 shares of unregistered Common Stock to Brad Miles, who serves as an advisor to the Company. The shares issued in this transaction were valued on the date of issuance using the March 16, 2017 closing price of $7.75 per share, which resulted in an aggregate value of $14,531. The Company expensed the entire $14,531 as non-cash expense during the nine-month period ended April 30, 2017.

Stock Options

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share based payment awards made to the officers and directors based on estimated fair values at the grant date and over the requisite service period.

On October 6, 2016, the Company granted options to purchase a total of 50,000 shares of Common Stock exercisable on a cashless basis to two employees. These options all have an exercise price of $10.00 and a term of 10 years. The options vest as follows: 1,388 shares vest upon each of the first through twentieth month anniversaries of the grant date; 1,390 shares vest upon each of the twenty-first through thirty-sixth month anniversaries of the grant date. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $425,000, of which $213,282 has been recognized as non-cash expense for the nine months ended April 30, 2017.

On November 4, 2016, the Company appointed Thomas T. Thomas to the Board and granted Mr. Thomas an option to purchase 35,000 shares of Common Stock exercisable on a cashless basis. This option has an exercise price of $10.00, a term of 5 years and vests as follows: (i) 11,667 shares vest upon the uplisting of the Company to the NASDAQ Stock Market; (ii) 11,667 shares vest upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors starting from November 4, 2016; and 11,666 shares vest upon the first submission of a New Drug Application to the U.S. Food and Drug Administration for one of Company’s products by Company itself or a Company licensee. The Company has valued this option using the Black-Scholes option pricing model which resulted in an aggregate value of $220,116, of which $134,188 has been recognized as expense for the nine months ended April 30, 2017.

On December 24, 2016, the Company granted an option to purchase a total of 35,000 shares of Common Stock exercisable on a cashless basis to an employee. The option has an exercise price of $10.00 and a term of 10 years. The option vests as follows: 972 shares vest upon each of the first through twenty-eighth month anniversaries of the grant date; 973 shares vest upon each of the twenty-ninth through thirty-sixth month anniversaries of the grant date. The Company has valued this option using the Black-Scholes which resulted in an aggregate value of $219,450, of which $75,363 has been recognized as non-cash expense for the nine months ended April 30, 2017.

On February 6, 2017, the Company granted an option to purchase 200,000 shares of the Company’s Common Stock to Phil Skolnick, the Company’s Chief Scientific Officer. This option was granted pursuant to Dr. Skolnick’s employment agreement (the “Skolnick Employment Agreement”) described in Note 6 – Commitments. Per the terms of Dr. Skolnick’s option agreement, the option shall expire on the day that is the earlier of: (a) 90 calendar days after Dr. Skolnick ceases to provide services to the Company, (b) 90 calendar days after the expiration of the Skolnick Employment Agreement, (c) the date Dr. Skolnick is terminated or there is a Fundamental Transaction (as defined in the Skolnick Employment Agreement), each as contemplated in the Skolnick Employment Agreement, or (d) 10 years from the date of issuance. Each share of Common Stock underlying the Option shall be exercisable on a cashless basis at an exercise price equal to $9.00. The option shall vest as follows: (i) 100,000 shares of Common Stock shall vest on the eighteen month anniversary of the grant date; (ii) 5,555 shares of Common Stock shall vest on each of the nineteen, twenty, twenty-one, twenty-two, twenty-three, twenty-four, twenty-five and twenty-six month anniversaries of the date of grant; and (iii) 5,556 shares of Common Stock shall vest on each of the twenty-seven, twenty-eight, twenty-nine, thirty, thirty-one, thirty-two, thirty-three, thirty-four, thirty-five and thirty-six month anniversaries of the grant date. The Company valued Dr. Skolnick’s option using the Black-Scholes option pricing model, which resulted in an aggregate value of $1,600,000, which the Company will expense on a non-cash basis over the three-year vesting schedule. During the three-month period ended April 30, 2017, the Company recorded $223,925 of non-cash expense related to this option. As of April 30, 2017, the Company had an additional $1,376,075 of non-cash expense to record over the remaining 33 months of vesting.

The Company also recognized stock based compensation expense of $242,318 in connection with vested options granted in prior periods.

On March 31, 2017, pursuant to their respective employment agreement acknowledgements, Dr. Sinclair and Dr. Crystal each voluntarily elected to forfeit, unconditionally and irrevocably, 395,000 and 785,000 shares of Common Stock of the Company, respectively, underlying stock options previously issued by the Company.

The assumptions used in the valuation for all of the options granted for the nine months ended April 30, 2017 and 2016 were as follows:

	2017	2016
Market value of stock on measurement date	$5.61 to 8.71	$7.00
Risk-free interest rate	0.88-2.55%	2.05%
Dividend yield	0%	0%
Volatility factor	97-348%	373%
Term	2.53-10.00 years	10 years

       Stock option activity for nine months ended April 30, 2017 is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	4,635,000	$8.79	7.39	$2,731,250
Granted	320,000	$9.38
Expired	(2,500)	$10.00
Forfeited	(1,180,000)	$11.03
Outstanding at April 30, 2017	3,772,500	$8.13	7.12	$975,000
Exercisable at April 30, 2017	3,303,882	$7.75	7.21	$975,000

A summary of the status of the Company’s non-vested options as of April 30, 2017 and changes during the nine months ended April 30, 2017 are presented below:

Non-vested options
	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2016	90,833	$7.27
Granted	320,000	$7.70
Vested	(59,717)	$6.93
Non-vested at April 30, 2017	351,116	$7.73

At April 30, 2017, there was $2,001,413 of unrecognized compensation costs related to non-vested stock options.

Warrants

On March 13, 2017, the Company granted a warrant to purchase 45,000 shares of the Company’s Common Stock to Brad Miles, an advisor to the Company. Pursuant to the terms of the warrant, it is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant, and may be exercised solely by payment of cash. The Company valued Mr. Miles’ warrant using the Black-Scholes option pricing model using the following criteria: (i) a per share stock price of $8.00, which represents the closing price of the Company’s Common Stock on March 13, 2017, (ii) a per share exercise price of $10.00, (iii) a term of three (3) years, (iv) volatility of 111%, (v) a dividend yield of zero, and (vi) a risk-free rate of 1.63%, which represents the yield on a three-year Treasury bond as of March 16, 2017. This resulted in an aggregate value of $229,360, which the Company expensed during the nine-month period ended April 30, 2017. The Company expensed the entire $229,360 because the warrant was fully vested as of the date of grant.

On March 31, 2017, Dr. Michael Sinclair, the Executive Chairman of the Board, and Dr. Roger Crystal, the Company’s Chief Executive Officer, each voluntarily entered into separate employment agreement acknowledgements whereby they elected to forfeit, unconditionally and irrevocably, 285,000 and 40,000 shares of common stock of the Company, respectively, as related to unexercised warrants previously granted by the Company.

Warrant activity for the nine months ended April 30, 2017 is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	$-
Granted	45,000	$10.00
Expired	(162,300)	$47.23
Forfeited	(325,000)	$15.00
Outstanding at April 30, 2017	773,085	$12.51	3.27	$-
Exercisable at April 30, 2017	373,085	$9.84	6.06	$-

6.	Commitments

a)	On December 18, 2014, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant agreed to provide financial advisory services with regard to a licensing agreement. In exchange for these services, the Company incurred fixed fees of $225,000 and $75,000 during the years ended July 31, 2016 and 2015, respectively. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company pursuant to the licensing agreement in excess of $3,000,000, in perpetuity. Total fees incurred to the consultant pursuant to the agreement during the nine months ended April 30, 2017 amounted to $635,474, as compared to $209,251 of total fees incurred in 2016.

b)	On April 25, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant agreed to provide financial advisory services. In exchange for these services, the Company is required to pay a fee on all funding received by the Company as a result of assistance provided by the consultant. Pursuant to the agreement, the consultant’s fee will be equal to 5% of gross funding received by the Company up to $20,000,000 plus 3.5% of any proceeds received in excess of $20,000,000. Total fees incurred to the consultant pursuant to the agreement during the nine months ended April 30, 2017 amounted to $687,500, as compared to zero total fees incurred in 2016.

c)	On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $85,102. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. Per the terms of the LOI, the Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt Pharma Limited for the first commercial sale of the Company’s product, NARCAN® (naloxone hydrochloride) Nasal Spray, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of $83,274. The Company expensed the entire $83,274 as non-cash expense during the nine-month period ended April 30, 2017.

d)	In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research. In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10,000, as well as fixed payments of up to $715,672 if all of the specified milestones are met.

e)	The Company leases office space in four locations. The Company’s headquarters are located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401, which the Company leases from Premier Office Centers, LLC (“Premier”). Per the terms of the amended lease dated October 1, 2016, the initial lease term is for five months with a monthly rent of $5,056. On December 15, 2016, the Company entered into a new office license agreement (the “New Lease”) with Premier. The New Lease became effective March 1, 2017, the date after which the term of the current lease with Premier expires. Pursuant to the terms of the New Lease, the Company will pay $5,157 per month to Premier. The New Lease has an initial term of 12 months and shall automatically renew for successive 12-month periods unless terminated by the Company at least 60 days prior to the termination date. Premier may terminate the New Lease for any reason upon 30 days’ notice to the Company.

The Company also leases office space in Suite 100 of 1180 North Town Center Drive, Las Vegas, NV 89144 for $299 per month. The lease with Regus Management Group, LLC expires on July 31, 2017.

Additionally, the Company leases office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five-month term ending March 31, 2017. The Company’s lease is with Euston Tower Serviced Offices Ltd. In March 2017, the Company extended the term of the lease through July 2017 with the monthly rent remaining the same. The Company has given the required notice to Euston Tower Serviced Offices Ltd informing them that the Company will not extend the lease beyond July 31, 2017.

On April 20, 2017, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 83 Baker Street, London, England, W1U 6AG. Per the terms of the Office Service Agreement, the first month’s rent is £2,473 with monthly rental payments of £7,521 thereafter. The Company was required to pay a security deposit of £15,042, which is the equivalent of two months of rent. The Office Service Agreement commences on May 22, 2017 and terminates on May 31, 2018, with either party being able to terminate this agreement as of May 31, 2018 by providing written notice three months in advance of the termination date of May 31, 2018.

f)	On February 3, 2017, the Company entered into the Skolnick Employment Agreement whereby Dr. Skolnick became the Company’s Chief Scientific Officer effective February 6, 2017.

The Skolnick Employment Agreement has an initial term of six (6) months. Following the initial term, the Skolnick Employment Agreement, unless otherwise terminated, shall extend on a month-to-month basis. Under the Skolnick Employment Agreement, Dr. Skolnick (i) received a one-time cash sign-on bonus of $40,000; (ii) will receive a pro-rated annual base salary of $410,000; (iii) will be eligible to earn an incentive bonus in an amount and structure as agreed upon by Dr. Skolnick and the Board, with achievement of such bonus to be determined in the sole discretion of the Board; and (iv) was granted an option to purchase 200,000 shares of the Company’s Common Stock, which shall expire on the day that is the earlier of: (a) 90 calendar days after Dr. Skolnick ceases to provide services to the Company, (b) 90 calendar days after the expiration of the Skolnick Employment Agreement, (c) the date Dr. Skolnick is terminated or there is a Fundamental Transaction (as defined in the Skolnick Employment Agreement), each as contemplated in the Skolnick Employment Agreement, or (d) 10 years from the date of issuance.

In addition, the Skolnick Employment Agreement provides for benefits if Dr. Skolnick’s employment is terminated under certain circumstances. In the event the Company terminates Dr. Skolnick’s employment for Cause (as defined in the Skolnick Employment Agreement), Dr. Skolnick will receive accrued but unpaid base salary and vacation through the date of termination of his employment (the “Termination Date”). In the event the Company terminates Dr. Skolnick’s employment or if Dr. Skolnick resigns within twelve months of a Constructive Termination (as defined in the Skolnick Employment Agreement) of Dr. Skolnick’s employment, and in either case such termination is not for Cause, then the Company shall pay Dr. Skolnick the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one times his annual salary; and (iii) one times his bonus cash compensation, excluding the signing bonus, awarded to Dr. Skolnick in 2017. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants held by Dr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. In the event of a Fundamental Transaction, Dr. Skolnick shall be entitled to receive the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one times his annual salary; and (iii) one times his bonus cash compensation, excluding the signing bonus, awarded to Dr. Skolnick in 2017. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants held by Dr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

g)	On March 13, 2017, the Company entered into a third amendment (the “Third Miles Amendment”) to that certain Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Miles Agreement”), as previously amended on February 24, 2015 (the “First Miles Amendment”) and March 19, 2015 (the “Second Miles Amendment” and, together with the Initial Miles Agreement, the First Miles Amendment and the Third Miles Amendment, the “Miles Agreement”). Pursuant to the Third Miles Amendment, and in consideration for Mr. Miles’ continued service to the Company as an advisor through December 31, 2017, the Company: (i) paid Mr. Miles $107,805 in cash and issued Mr. Miles 1,875 shares of Common Stock; (ii) granted to Mr. Miles the right to receive, subject to adjustment per the terms of the Third Miles Amendment, 1.25% of the Net Profit generated from the Product from the Effective Date (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture of the Company, 1.25% of the net proceeds of such sale, subject to adjustment per the terms of the Third Amendment, and, in the event of a sale of the Company, the Fair Market Value of the Product; (iii) shall pay Mr. Miles $17,000 per calendar quarter during 2017; and (iv) granted to Mr. Miles a warrant to purchase 45,000 shares of Common Stock (the “Miles Warrant”). The Warrant, which is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, the Company shall have the right to buyback the Interest or any portion thereof from Mr. Miles upon written notice at a price of $187,500 per 1.25% of Interest (the “Miles Buyback Amount”); provided, however, that, in the event that such written notice is provided within 2.5 years after the Effective Date, the Company shall pay Mr. Miles two times the Miles Buyback Amount within ten business days after the provision of such notice; provided, further, that, in the event the Company provides such notice to Mr. Miles after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, the Company shall pay Mr. Miles 3.5 times the Miles Buyback Amount within ten business days after the provision of such notice. Furthermore, pursuant to the Third Amendment, the Company is required to provide to Mr. Miles, following the end of each calendar year, an annual audit of Net Profit once the Product begins generating Net Profit. Capitalized terms not otherwise defined in this paragraph shall have the meanings ascribed to such terms in the Third Amendment.

7.	Sale of Royalties

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

During the nine months ended April 30, 2017, the Company recognized proceeds of $13,710,000 as revenue immediately as a result of (i) the executed agreement constituting persuasive evidence of an arrangement, (ii) the Company having no current or future performance obligations, (iii) the total consideration being fixed and known at the time of its execution and there being no rights of return, and (iv) the cash having been received and non-refundable.

On December 13, 2016, the Company and Adapt entered into Amendment No. 1 to the Adapt Agreement (the “Adapt Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the Unites States and diligence efforts for commercialization of the Company’s intranasal naloxone opioid overdose reversal treatment (the “Product”). Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, the Company and Adapt have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, the Company would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to the Company.

On December 15, 2014, in connection with the Purchase Agreement, the Company and Adapt entered into the Adapt Agreement which provides Adapt with a global license to develop and commercialize the Product in exchange for the Company receiving potential development and sales milestone payments that could exceed $55 million in the aggregate plus certain royalties.

8.	Potomac Amendment

On April 12, 2017 (the “Potomac Effective Date”), the Company and Potomac Construction Limited (“Potomac”) entered into an amendment (the “Potomac Amendment”) to the following investment agreements with Potomac to provide for (in the case of Potomac Agreement No. 1 and Potomac Agreement No. 2 (each as defined below)), or modify (in the case of Potomac Agreement No. 3, Potomac Agreement No. 4 and Potomac Agreement No. 5 (each as defined below)), the Company’s right to buyback the Interest (as defined in each Potomac Amendment) in each Potomac Agreement (as defined below) from Potomac: (i) that certain Investment Agreement, dated as of April 16, 2013, as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 1”); (ii) that certain Investment Agreement, dated as of May 30, 2013, as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”); (iii) that certain Investment Agreement, dated as of September 9, 2014, as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 3”); (iv) that certain Investment Agreement, dated as of October 31, 2014, as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”); and (v) that certain Investment Agreement, dated as of December 8, 2015 (“Potomac Agreement No. 5”) ((i)–(v) collectively, the “Potomac Agreements” and, each, a “Potomac Agreement”).

Pursuant to the Potomac Amendment, from the Potomac Effective Date until April 22, 2018, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 1), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 1) from Potomac upon written notice to Potomac (the “Potomac Interest No. 1 Buyback Notice”), at the price of $600,000 per 6.0% of Interest (the “Potomac Interest No. 1 Buyback Amount”); provided, that in the event the Potomac Interest No. 1 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 1 Buyback Amount within ten business days of providing the Potomac Interest No. 1 Buyback Notice; provided, further, that in the event the Potomac Interest No. 1 Buyback Notice is provided after 3.25 years of the date of the Investment and no later than 4.25 years from the date of the Investment, the Company shall pay Potomac 3.15 times the Potomac Interest No. 1 Buyback Amount within ten business days of providing the Potomac Interest No. 1 Buyback Notice.

Pursuant to the Potomac Amendment, from the Potomac Effective Date until July 5, 2018, the five year anniversary of the latest date of the Investment (as defined in Potomac Agreement No. 2), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 2) from Potomac upon written notice to Potomac (the “Potomac Interest No. 2 Buyback Notice”), at the price of $150,000 per 1.5% of Interest (the “Potomac Interest No. 2 Buyback Amount”); provided, that in the event the Potomac Interest No. 2 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 2 Buyback Amount within ten business days of providing the Potomac Interest No. 2 Buyback Notice; provided, further, that in the event the Potomac Interest No. 2 Buyback Notice is provided after 3.25 years of the date of the Investment and no later than 4.25 years from the date of the Investment, the Company shall pay Potomac 3.15 times the Potomac Interest No. 2 Buyback Amount within ten business days of providing the Potomac Interest No. 2 Buyback Notice.

Pursuant to the Potomac Amendment, from the Potomac Effective Date until September 30, 2019, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 3) (the “Potomac Interest No. 3 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 3) from Potomac upon written notice to Potomac (the “Potomac Interest No. 3 Buyback Notice”), at the price of $500,000 per 0.98% of Interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event the Potomac Interest No. 3 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount within ten business days of providing the Potomac Interest No. 3 Buyback Notice; provided, further, that in the event the Potomac Interest No. 3 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 3 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount within ten business days of providing the Potomac Interest No. 3 Buyback Notice.

Pursuant to the Potomac Amendment, from the Potomac Effective Date until November 28, 2019, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 4) (the “Potomac Interest No. 4 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 4) from Potomac upon written notice to Potomac (the “Potomac Interest No. 4 Buyback Notice”), at the price of $500,000 per 0.98% of Interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event the Potomac Interest No. 4 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount within ten business days of providing the Potomac Interest No. 4 Buyback Notice; provided, further, that in the event the Potomac Interest No. 4 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 4 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount within ten business days of providing the Potomac Interest No. 4 Buyback Notice.

Pursuant to the Potomac Amendment, from the Potomac Effective Date until December 17, 2020, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 5) (the “Potomac Interest No. 5 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 5) from Potomac upon written notice to Potomac (the “Potomac Interest No. 5 Buyback Notice”), at the price of $500,000 per 0.75% of Interest (the “Potomac Interest No. 5 Buyback Amount”); provided, that in the event the Potomac Interest No. 5 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 5 Buyback Amount within ten business days of providing the Potomac Interest No. 5 Buyback Notice; provided, further, that in the event the Potomac Interest No. 5 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 5 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 5 Buyback Amount within ten business days of providing the Potomac Interest No. 5 Buyback Notice.

Pursuant to the Potomac Amendment, if the Additional Investment (as defined in Potomac Agreement No. 5) is funded by Potomac, then, from the date of funding of such Additional Investment until the five year anniversary of such funding date (the “Potomac Additional Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Additional Interest (as defined in Potomac Agreement No. 5) upon written notice to Potomac (the “Potomac Additional Interest Buyback Notice”), at the price of $500,000 per 0.75% of Additional Interest (the “Potomac Additional Interest Buyback Amount”); provided, that in the event the Potomac Additional Interest Buyback Notice is provided within 3.25 years of the date of the Additional Investment, the Company shall pay Potomac 1.8 times the Potomac Additional Interest Buyback Amount within ten business days of providing the Potomac Additional Interest Buyback Notice; provided, further, that in the event the Potomac Additional Interest Buyback Notice is provided after 3.25 years of the date of the Additional Investment and on or prior to the Potomac Additional Interest Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Additional Interest Buyback Amount within ten business days of providing the Potomac Additional Interest Buyback Notice. However, Potomac opted, at its sole discretion, not to make the $1,000,000 Additional Investment, and the deadline for Potomac to make the Additional Investment has passed.

In consideration for Potomac entering into the Potomac Amendment, the Company has agreed to pay Potomac, within 15 business days of the Potomac Effective Date, $159,500. The Company recorded the $159,500 payment to Potomac as a non-recurring general and administrative expense.

Furthermore, the Company shall grant Potomac the right to receive 2.5525% of the Net Profit (as defined in the Potomac Agreements) generated from DAVINCI (as defined in the Potomac Amendment). In the event that the Company is sold, Potomac shall receive 2.5525% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Potomac Effective Date until the four year anniversary of the Potomac Effective Date (the “Potomac DAVINCI Interest Buyback Expiration Date”), the Company may buyback all or any portion of the DAVINCI Interest (as defined in the Potomac Amendment) upon written notice to Potomac (the “Potomac DAVINCI Interest Buyback Notice), at the price of $382,875 per 2.5525% of DAVINCI Interest (the “Potomac DAVINCI Interest Buyback Amount”); provided, that in the event the Potomac DAVINCI Interest Buyback Notice is provided within 2.5 years of the Potomac Effective Date, the Company shall pay Potomac two times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice; provided, further, that, in the event the Potomac DAVINCI Interest Buyback Notice is provided after 2.5 years of the Potomac Effective Date and on or prior to the Potomac DAVINCI Interest Buyback Expiration Date, the Company shall pay Potomac 3.5 times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice.

Furthermore, pursuant to the Potomac Amendment, the Company and Potomac agree that, upon the Company’s receipt after the Potomac Effective Date of at least $3 million from (i) SWK pursuant to the Purchase Agreement with SWK, or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit.

9.	Litigation

On September 15, 2016, the Company and Adapt Pharma, Inc. (“Adapt Inc.”) received notice from Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva USA had filed ANDA No. 209522 (the “Teva ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,211,253 owned by the Company (the “’253 patent”). The ‘253 patent is listed with respect to NARCAN® in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent and/or that the ‘253 patent is invalid or unenforceable. On October 21, 2016, Adapt Inc., Adapt Pharma Operations Limited (“Adapt”) and the Company (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘253 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date not earlier than the expiration of the ‘253 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘253 patent, and monetary relief as a result of any such infringement.

On January 3, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,468,747 (the “’747 patent”). The ‘747 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘747 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘747 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘747 patent, and monetary relief as a result of any such infringement.

On March 17, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “March 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,561,177 (the “’177 patent”). The ‘177 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ‘177 patent and/or that the ‘177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘177 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘177 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘177 patent, and monetary relief as a result of any such infringement.

10.	Subsequent Events

Compensation Committee Addition

On May 26, 2017, the Board voted to expand the Compensation Committee of the Board (the “Compensation Committee”) from two independent members to three independent members and appointed Gabrielle A. Silver, MD to the Compensation Committee. Following Dr. Silver’s appointment, the Compensation Committee is comprised of Ann MacDougall, JD (Chairperson), Dr. Silver, and Thomas T. Thomas.

Sublease

On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Santa Monica, CA 90401. Per the terms of the Sublease, the term will commence on September 1, 2017 and end on August 31, 2018 and the monthly rent will be $9,000, plus any related operating expenses and taxes.

Welmers Investment Agreement Amendment

On June 1, 2017 (the “Welmers Effective Date”), the Company and Ernst Welmers (“Welmers”) entered into an amendment (the “Welmers Amendment”) to that certain Investment Agreement, dated as of May 15, 2014, as clarified by that certain letter agreement dated October 15, 2014 (the “Welmers Agreement”), to provide for the Company’s right to buyback the Interest (as defined in the Welmers Agreement) from Welmers. Pursuant to the Welmers Amendment, from the Welmers Effective Date until May 27, 2019, the five year anniversary of the date of the Investment (as defined in the Welmers Agreement) (the “Welmers Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest from Welmers upon written notice to Welmers (the “Welmers Interest Buyback Notice”), at the price of $300,000 per 1.5% of Interest (the “Welmers Interest Buyback Amount”); provided, that in the event the Welmers Interest Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Welmers 1.8 times the Welmers Interest Buyback Amount within ten business days of providing the Welmers Interest Buyback Notice; provided, further, that in the event the Welmers Interest Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Welmers Interest Buyback Expiration Date, the Company shall pay Welmers 3.15 times the Welmers Interest Buyback Amount within ten business days of providing the Welmers Interest Buyback Notice.

In consideration for Welmers entering into the Welmers Amendment, the Company has agreed to pay Welmers, within 15 business days of the Welmers Effective Date, $30,000. Furthermore, the Company shall grant Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment). In the event that the Company is sold, Welmers shall receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until the four year anniversary of the Welmers Effective Date (the “Welmers DAVINCI Interest Buyback Expiration Date”), the Company may buyback all or any portion of the DAVINCI Interest (as defined in the Welmers Amendment) upon written notice to Welmers (the “Welmers DAVINCI Interest Buyback Notice), at the price of $56,250 per 0.375% of DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event the Welmers DAVINCI Interest Buyback Notice is provided within 2.5 years of the Welmers Effective Date, the Company shall pay Welmers two times the Welmers DAVINCI Interest Buyback Amount within ten business days of providing the Welmers DAVINCI Interest Buyback Notice; provided, further, that, in the event the Welmers DAVINCI Interest Buyback Notice is provided after 2.5 years of the Welmers Effective Date and on or prior to the Welmers DAVINCI Interest Buyback Expiration Date, the Company shall pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount within ten business days of providing the Welmers DAVINCI Interest Buyback Notice.

Furthermore, pursuant to the Welmers Amendment, the Company and Welmers agree that, upon the Company’s receipt after the Welmers Effective Date of at least $3 million from (i) SWK pursuant to the SWK Purchase Agreement, and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit.

Amendment to LYL Holdings Amended and Restated Consulting Agreement

On June 1, 2017 (the “LYL Effective Date”), the Company and LYL Holdings Inc. (“LYL”) entered into an amendment (the “LYL Amendment”) to that certain Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”), to provide for the Company’s right to buyback the Interest (as defined in the LYL Agreement) from LYL. Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest from LYL upon written notice to LYL (the “LYL Interest Buyback Notice”), at the price of $500,000 per 5.0% of Interest (the “LYL Interest Buyback Amount”); provided, that in the event the LYL Interest Buyback Notice is provided within 3.25 years of the LYL Effective Date, the Company shall pay LYL 1.8 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice; provided, further, that in the event the LYL Interest Buyback Notice is provided after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, the Company shall pay LYL 3.15 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice.

In consideration for LYL entering into the LYL Amendment, the Company and LYL agree that, upon the Company’s receipt after the LYL Effective Date of at least $3 million from (i) SWK pursuant to the SWK Purchase Agreement and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit (as defined in the LYL Agreement).

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended April 30, 2017 and 2016 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

The Company’s strategy is to develop pharmacological treatments for substance use, addictive, and eating disorders based on the Company’s expertise using opioid antagonists. The Company has worked on developing a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015, and is marketed by Adapt Pharma Operations Limited (“Adapt”), a wholly owned subsidiary of Adapt Pharma Limited, an Ireland-based pharmaceutical company.

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

The Company has not had a bankruptcy, receivership, and/or similar proceeding. The Company has not had material reclassifications, mergers, consolidations, and/or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company is required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

In December 2014, the Company effected a one-for-one hundred reverse stock split of its Common Stock (the “1:100 Reverse Stock Split”) which decreased the number of shares of Common Stock issued and outstanding from approximately 182.0 million shares to approximately 1.82 million shares. Unless otherwise noted, all share amounts listed in this Report have been retroactively adjusted for the 1:100 Reverse Stock Split as if such stock split occurred prior to the issuance of such shares. Impacted amounts include, but are not limited to, shares of Common Stock issued and outstanding, stock options, shares reserved, exercise prices of warrants or options, and loss per share. There was no impact on preferred and/or Common Stock authorized resulting from the 1:100 Reverse Stock Split.

The Company developed NARCAN®, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA, and commercialized in less than three years. The Company plans to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. The Company also plans to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations, and greater revenue potential. In addition, the Company plans to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

The Company’s current pipeline of product candidates includes a treatment for Bulimia Nervosa (“BN”), a treatment for Binge Eating Disorder (“BED”), a treatment for Alcohol Use Disorder (“AUD”), and a heroin vaccine. The Company also is focused on other treatment opportunities.

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine that can reverse the overdose of prescription and illicit opioids and that historically has been available through injection. The Company’s intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

On April 16, 2013, the Company entered into an agreement (“Potomac Agreement No. 1”) and subsequently received funding from an investor, Potomac Construction Limited (“Potomac”), in the amount of $600,000 for the research, development, marketing, and commercialization of a product relating to the Company’s treatment to reverse opioid overdoses (the “Opioid Overdose Reversal Treatment Product”). In exchange for this funding, Potomac acquired a 6.0% interest (the “6.0% Potomac Interest”) in the “OORT Net Profit” generated from the product in perpetuity. “OORT Net Profit” is defined as any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product, including but not limited to an allocation of Company overhead based on the proportionate time, expenses, and resources devoted by the Company to product-related activities, which allocation shall be determined in good faith by the Company. Potomac also has rights with respect to the 6.0% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. On April 12, 2017, the Company and Potomac entered into an amendment (see Note 8 – Potomac Amendment) whereby, from April 12, 2017 until April 22, 2018, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 1), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 1) from Potomac upon written notice to Potomac (the “Potomac Interest No. 1 Buyback Notice”), at the price of $600,000 per 6.0% of Interest (the “Potomac Interest No. 1 Buyback Amount”); provided, that in the event the Potomac Interest No. 1 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 1 Buyback Amount within ten business days of providing the Potomac Interest No. 1 Buyback Notice; provided, further, that in the event the Potomac Interest No. 1 Buyback Notice is provided after 3.25 years of the date of the Investment and no later than 4.25 years from the date of the Investment, the Company shall pay Potomac 3.15 times the Potomac Interest No. 1 Buyback Amount within ten business days of providing the Potomac Interest No. 1 Buyback Notice.

On May 30, 2013, the Company entered into an agreement with Potomac (“Potomac Agreement No. 2”) and subsequently received additional funding totaling $150,000 for the research, development, marketing, and commercialization of the Opioid Overdose Reversal Treatment Product. In exchange for this funding, Potomac acquired an additional 1.5% interest (the “1.5% Potomac Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to the 1.5% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. On April 12, 2017, the Company and Potomac entered into an amendment (see Note 8 – Potomac Amendment) whereby, from the April 12, 2017 until July 5, 2018, the five year anniversary of the latest date of the Investment (as defined in Potomac Agreement No. 2), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 2) from Potomac upon written notice to Potomac (the “Potomac Interest No. 2 Buyback Notice”), at the price of $150,000 per 1.5% of Interest (the “Potomac Interest No. 2 Buyback Amount”); provided, that in the event the Potomac Interest No. 2 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 2 Buyback Amount within ten business days of providing the Potomac Interest No. 2 Buyback Notice; provided, further, that in the event the Potomac Interest No. 2 Buyback Notice is provided after 3.25 years of the date of the Investment and no later than 4.25 years from the date of the Investment, the Company shall pay Potomac 3.15 times the Potomac Interest No. 2 Buyback Amount within ten business days of providing the Potomac Interest No. 2 Buyback Notice.

On March 14, 2014, the Company filed U.S. Provisional Application No. 61/953,379. This application addresses delivery devices and methods of treating opioid overdoses through the administration of intranasal naloxone.

On May 15, 2014, the Company entered into an agreement (the “Welmers Agreement”) and subsequently received funding from an investor, Ernst Welmers (“Welmers”), in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Welmers acquired a 1.5% interest (the “1.5% Welmers Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Welmers also has rights with respect to the 1.5% Welmers Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, Welmers would have had a 60 day option to exchange its 1.5% Welmers Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, Welmers did not realize the option to exchange its 1.5% Welmers Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300,000 as revenue because Welmers’ option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016. On June 1, 2017, the Company and Welmers entered into an amendment (the “Welmers Amendment”) (see Note 10 - Welmers Investment Agreement Amendment) to the Welmers Agreement to provide for the Company’s right to buyback the Interest (as defined in the Welmers Agreement) from Welmers. Pursuant to the Welmers Amendment, from June 1, 2017 until May 27, 2019, the five year anniversary of the date of the Investment (as defined in the Welmers Agreement) (the “Welmers Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest from Welmers upon written notice to Welmers (the “Welmers Interest Buyback Notice”), at the price of $300,000 per 1.5% of Interest (the “Welmers Interest Buyback Amount”); provided, that in the event the Welmers Interest Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Welmers 1.8 times the Welmers Interest Buyback Amount within ten business days of providing the Welmers Interest Buyback Notice; provided, further, that in the event the Welmers Interest Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Welmers Interest Buyback Expiration Date, the Company shall pay Welmers 3.15 times the Welmers Interest Buyback Amount within ten business days of providing the Welmers Interest Buyback Notice. In consideration for Welmers entering into the Welmers Amendment, the Company has agreed to pay Welmers, within 15 business days of June 1, 2017, $30,000. Furthermore, the Company shall grant Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment). In the event that the Company is sold, Welmers shall receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until the four year anniversary of the Welmers Effective Date (the “Welmers DAVINCI Interest Buyback Expiration Date”), the Company may buyback all or any portion of the DAVINCI Interest (as defined in the Welmers Amendment) upon written notice to Welmers (the “Welmers DAVINCI Interest Buyback Notice), at the price of $56,250 per 0.375% of DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event the Welmers DAVINCI Interest Buyback Notice is provided within 2.5 years of the Welmers Effective Date, the Company shall pay Welmers two times the Welmers DAVINCI Interest Buyback Amount within ten business days of providing the Welmers DAVINCI Interest Buyback Notice; provided, further, that, in the event the Welmers DAVINCI Interest Buyback Notice is provided after 2.5 years of the Welmers Effective Date and on or prior to the Welmers DAVINCI Interest Buyback Expiration Date, the Company shall pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount within ten business days of providing the Welmers DAVINCI Interest Buyback Notice. Furthermore, pursuant to the Welmers Amendment, the Company and Welmers agree that, upon the Company’s receipt after the Welmers Effective Date of at least $3 million from (i) SWK pursuant to the SWK Purchase Agreement, and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit.

On July 9, 2014, the Company filed U.S. Provisional Application No. 62/022,268 with respect to the Company’s treating opioid overdoses through the administration of intranasal naloxone.

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation (the “Foundation”) which later assigned its interest to Valour Fund, LLC (“Valour”), from which the Company had the right to make capital calls from the Foundation for the research, development, marketing, commercialization, certain operating expenses, and any other purpose consistent with the goals of the Foundation and/or connected to the Opioid Overdose Reversal Treatment Product. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit (the “6.0% Valour Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Valour also has rights with respect to the 6.0% Valour Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buyback, in whole or in part, the 6.0% Valour Interest within 2.5 years or after 2.5 years of the July 22, 2014 initial investment date at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA or an equivalent body in Europe for marketing and was not actually marketed by July 22, 2016, the Foundation would have had a 60 day option to receive shares of the Company’s Common Stock in lieu of the 6.0% Valour Interest in the Opioid Overdose Reversal Treatment Product at an exchange rate of 10 shares for every dollar of its investment. On July 28, 2014, the Company received an initial investment of $111,470 from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014, and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614 and $988,042, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the Foundation did not realize the option to exchange its 6.0% Valour Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 9, 2014, the Company entered into an agreement with Potomac (“Potomac Agreement No. 3”) and subsequently received additional funding from Potomac in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired an additional 0.98% interest in the OORT Net Profit (the “September 2014 0.98% Potomac Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to the 0.98% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buyback, in whole or in part, the September 2014 0.98% Potomac Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, Potomac would have had a 60 day option to exchange the September 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, Potomac did not realize the option to exchange the September 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016. On April 12, 2017, the Company and Potomac entered into an amendment (see Note 8 – Potomac Amendment) whereby, from April 12, 2017 until September 30, 2019, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 3) (the “Potomac Interest No. 3 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 3) from Potomac upon written notice to Potomac (the “Potomac Interest No. 3 Buyback Notice”), at the price of $500,000 per 0.98% of Interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event the Potomac Interest No. 3 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount within ten business days of providing the Potomac Interest No. 3 Buyback Notice; provided, further, that in the event the Potomac Interest No. 3 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 3 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount within ten business days of providing the Potomac Interest No. 3 Buyback Notice.

On October 31, 2014, the Company entered into an agreement with Potomac (“Potomac Agreement No. 4”) and subsequently received additional funding from Potomac in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, Potomac acquired an additional 0.98% interest in the OORT Net Profit (the “October 2014 0.98% Potomac Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to its October 2014 0.98% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buyback, in whole or in part, the October 2014 0.98% Potomac Interest from Potomac (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the October 31, 2014 investment date at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and was not approved by the FDA or an equivalent body in Europe and not marketed by October 31, 2016, Potomac  would have had a 60 day option to exchange its October 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, Potomac did not realize the option to exchange its October 2014 0.98% Potomac Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock was not realized, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016. On April 12, 2017, the Company and Potomac entered into an amendment (see Note 8 – Potomac Amendment) whereby, from April 12, 2017 until November 28, 2019, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 4) (the “Potomac Interest No. 4 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 4) from Potomac upon written notice to Potomac (the “Potomac Interest No. 4 Buyback Notice”), at the price of $500,000 per 0.98% of Interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event the Potomac Interest No. 4 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount within ten business days of providing the Potomac Interest No. 4 Buyback Notice; provided, further, that in the event the Potomac Interest No. 4 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 4 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount within ten business days of providing the Potomac Interest No. 4 Buyback Notice.

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

On December 8, 2015, the Company entered into an agreement with Potomac (“Potomac Agreement No. 5”) to receive $500,000 for use by the Company for any purpose, which $500,000 was invested by December 18, 2015. In exchange for this funding, Potomac acquired an additional 0.75% interest in the OORT Net Profit (the “0.75% Potomac Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Potomac also has rights with respect to its 0.75% Potomac Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buyback, in whole or in part, the 0.75% Potomac Interest, from Potomac (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the December 8, 2015 initial investment date, at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the 0.75% Potomac Interest rather than for the entire interest. Potomac also had an option to invest an additional $1,000,000 by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the OORT Net Profit. If such investment were made, then Potomac also would have had rights with respect to its 1.50% interest if the Opioid Overdose Reversal Treatment Product was sold or the Company was sold. This investor option expired unexercised. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the investment did not contain any option to exchange the 0.75% Potomac Interest for shares of Common Stock of the Company, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016. On April 12, 2017, the Company and Potomac entered into an amendment (see Note 8 – Potomac Amendment) whereby, from April 12, 2017 until December 17, 2020, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 5) (the “Potomac Interest No. 5 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 5) from Potomac upon written notice to Potomac (the “Potomac Interest No. 5 Buyback Notice”), at the price of $500,000 per 0.75% of Interest (the “Potomac Interest No. 5 Buyback Amount”); provided, that in the event the Potomac Interest No. 5 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 5 Buyback Amount within ten business days of providing the Potomac Interest No. 5 Buyback Notice; provided, further, that in the event the Potomac Interest No. 5 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 5 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 5 Buyback Amount within ten business days of providing the Potomac Interest No. 5 Buyback Notice. Pursuant to the Potomac Amendment, if the Additional Investment (as defined in Potomac Agreement No. 5) was funded by Potomac, then, from the date of funding of such Additional Investment until the five year anniversary of such funding date (the “Potomac Additional Interest Buyback Expiration Date”), the Company would have had the right to buyback all or any portion of the Additional Interest (as defined in Potomac Agreement No. 5) upon written notice to Potomac (the “Potomac Additional Interest Buyback Notice”), at the price of $500,000 per 0.75% of Additional Interest (the “Potomac Additional Interest Buyback Amount”); provided, that in the event the Potomac Additional Interest Buyback Notice was provided within 3.25 years of the date of the Additional Investment, the Company would have been obligated to pay Potomac 1.8 times the Potomac Additional Interest Buyback Amount within ten business days of providing the Potomac Additional Interest Buyback Notice; provided, further, that in the event the Potomac Additional Interest Buyback Notice was provided after 3.25 years of the date of the Additional Investment and on or prior to the Potomac Additional Interest Buyback Expiration Date, the Company would have been obligated to pay Potomac 3.15 times the Potomac Additional Interest Buyback Amount within ten business days of providing the Potomac Additional Interest Buyback Notice. However, Potomac opted, at its sole discretion, not to make the $1,000,000 Additional Investment, and the deadline for Potomac to make the Additional Investment has passed.

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

On September 15, 2016, the Company and Adapt Pharma, Inc. (“Adapt Inc.”) received notice from Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva USA had filed ANDA No. 209522 (the “Teva ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,211,253 owned by the Company (the “’253 patent”). The ‘253 patent is listed with respect to NARCAN® in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent and/or that the ‘253 patent is invalid or unenforceable. On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘253 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date not earlier than the expiration of the ‘253 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘253 patent, and monetary relief as a result of any such infringement.

On October 5, 2016, the Company announced that Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN® Nasal Spray.

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva and Teva Pharmaceuticals Industries Ltd. (collectively, the “Defendants”) in the U.S. District Court for the District of New Jersey arising from Teva USA’s filing of the ‘253 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will continue to be vigorously defended from any infringement.

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

On January 3, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to the January 2017 Notice Letter, that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’747 patent. The ‘747 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘747 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘747 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘747 patent, and monetary relief as a result of any such infringement.

On January 26, 2017, the Company announced that the FDA has approved the 2mg formulation of NARCAN® for opioid-dependent patients expected to be at risk for severe opioid withdrawal in situations where there is a low risk for accidental or intentional opioid exposure by household contacts.

On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s USA’s filing of the ‘747 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining the Defendants from infringing the ‘747 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘747 patent will continue to be vigorously defended from any infringement.

On March 9, 2017, the Company announced that the U.S. Patent and Trademark Office issued U.S. Patent Numbers 9,480,644 and 9,561,177 covering methods of use for NARCAN®. These patents are listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

On March 17, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “March 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,561,177 (the “’177 patent”). The ‘177 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ‘177 patent and/or that the ‘177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘177 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘177 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘177 patent, and monetary relief as a result of any such infringement.

On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the ‘177 ANDA with the FDA with respect to the ‘177 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘177 ANDA be a date later than the expiration of the ‘177 patent, as well as equitable relief enjoining Teva from infringing the ‘177 patent and monetary relief as a result of any such infringement.

On June 1, 2017 (the “LYL Effective Date”), the Company and LYL Holdings Inc. (“LYL”) entered into an amendment (the “LYL Amendment”) to that certain Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”), to provide for the Company’s right to buyback the Interest (as defined in the LYL Agreement) from LYL. Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest from LYL upon written notice to LYL (the “LYL Interest Buyback Notice”), at the price of $500,000 per 5.0% of Interest (the “LYL Interest Buyback Amount”); provided, that in the event the LYL Interest Buyback Notice is provided within 3.25 years of the LYL Effective Date, the Company shall pay LYL 1.8 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice; provided, further, that in the event the LYL Interest Buyback Notice is provided after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, the Company shall pay LYL 3.15 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice. In consideration for LYL entering into the LYL Amendment, the Company and LYL agree that, upon the Company’s receipt after the LYL Effective Date of at least $3 million from (i) SWK pursuant to the SWK Purchase Agreement and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit (as defined in the LYL Agreement).

Bulimia Nervosa

BN is an eating disorder characterized by binging and purging, and is most common in young women. BN is thought to be significantly under-recognized. According to Hudson, JI, Hirpi, E, Pope, HG, et al. (The Prevalence and Correlates of Eating Disorders in National Comorbidity Survey Replication. Biol Psychiatry. 2—7;61:348-358), in the U.S., the lifetime prevalence of BN is 1% to 2%. Patients with BN have a 94.5% comorbidity with other psychiatric illnesses. For example, approximately 50% have major depressive episodes, and 33.7% engage in substance abuse. In extreme cases patients can develop life-threatening complications such as acute pancreatitis from repeat purging.

The only medication currently approved for BN is Prozac (fluoxetine). Only with a high dose do patients have a reduction in binge eating of 67% and vomiting of 56%. Only 50% of patients respond to this treatment.

On March 20, 2017, the Company announced that it has initiated a Phase 2 clinical trial evaluating its novel nasally-delivered opioid antagonist candidate, OPNT001, as a potential treatment for BN. This Phase 2 randomized, double-blind, placebo-controlled study will enroll up to 80 patients in the UK who have been diagnosed with BN. The study is designed to evaluate OPNT001’s safety and tolerability, as well as its impact on clinical outcomes, including changes in eating behavior. The Company expects to report topline data from this study in the first half of 2018.

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

Alcohol Use Disorder

The Company is developing an opioid antagonist-based treatment, OPNT002, for the treatment of AUD. According to The Substance Abuse and Mental Health Services Administration (SAMHSA), there are approximately 17 million people in the U.S. who suffer from some form of AUD. While certain current therapies for AUD have limited efficacy and low levels of adherence, opioid antagonists have an established record of safety and efficacy, especially in AUD.

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

The Company plans to further advance OPNT002 during 2017.

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

The extraordinary cost of cocaine addiction, financially, medically, and socially, is directly related to relapse: up to 80% of addicted individuals relapse within six months of treatment.

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

Current FDA-approved treatments for heroin addiction are based on methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone depot injections. With respect to these substitution therapies, patients still take opioid-based treatments, which for many is undesirable, and there is frequently diversion and misuse of these treatments amongst addicts. With respect to naltrexone depot injections, patients must undergo detoxification before initiating treatment, which for some patients severely limits compliance and willingness to undergo this method of treatment. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification while also enabling patients to remain opioid-free is an attractive solution.

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

Positron Emission Tomography

On March 27, 2017, the Company announced the completion of a study evaluating two doses of a naloxone nasal spray on the occupation of brain opiate receptors using positron emission tomography (“PET”) imaging. The study was commissioned by the National Institute for Health and Welfare of Finland and was carried out by researchers at Clinical Research Services Turku (CRST) and Turku PET Centre, a leading international PET center. The purpose of the study was to determine the extent and time course of brain mu opioid receptor occupancy following the administration of two doses (four milligrams and two milligrams) in healthy volunteers. Mu opioid receptors mediate the actions of both prescription opioids and illicit drugs such as heroin, and high occupancy of these receptors by opioids is responsible for the clinical symptoms of overdose such as respiratory depression that can often be fatal. This study was the first use of PET imaging to assess nasal naloxone on opioid receptor dynamics. The four milligram dose resulted in a larger degree of receptor occupancy in the brain than the two milligram dose, and receptor occupancy was also achieved more rapidly with the four milligram dose. Nasal naloxone was safe and well tolerated at both dose levels.

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

On October 6, 2015, the Company entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed the Company to evaluate the Technology through August 17, 2015. The amendment also provided an opportunity for the Company to elect to further extend the period of time during which the Company could evaluate the Technology through February 13, 2016. In exchange for electing to further extend this period of time, the Company paid Aegis $75,000 and issued 13,697 shares of the Company’s Common Stock. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,152. During February 2016, the Company elected to further extend the period of time during which the Company could evaluate Aegis’ Technology through August 11, 2016. During February 2016, the Company paid Aegis $75,000 and issued 10,746 shares of the Company’s Common Stock. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,385. On April 26, 2016, the Company entered into the Restated Aegis Agreement (as defined below).

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

During the term of the Restated Aegis Agreement, the Company has a right of first refusal and option to add any, or all of the “Additional Compounds” (as defined in the Restated Aegis Agreement), which the Company may exercise at any time upon written notice to Aegis. The Company has granted Aegis a co-exclusive license with the Company to use the data from the Company’s Studies under the Restated Aegis Agreement for certain purposes. Pursuant to the Restated Aegis Agreement, Aegis granted the Company an exclusive option (the “Opiant Option”) to obtain an exclusive, worldwide, royalty-bearing license (with the right to grant sublicenses through multiple tiers) under Aegis’s interests in the Technology and any “Joint Invention” (as such term is defined in the Restated Aegis Agreement) to the Technology to research, develop, make, have made, use, sell, offer for sale, and import products containing the Compound or an Additional Compound. The Company may exercise such Opiant Option with respect to the Compounds by written notice to Aegis within 90 days of the completion of the Study for (i) the Compounds or (ii) the Additional Compounds. In the event the Company exercises the Opiant Option, the parties have 120 days to negotiate and execute a definitive license agreement. The terms of such license agreement have been contemplated and agreed upon by the parties under a letter agreement dated April 26, 2016 (the “Letter Agreement”). In the event the Company exercises the Opiant Option specific to the “Opioid Field” (as defined in Exhibit 1 to the Letter Agreement), the Company shall pay Aegis an additional $100,000 fee and any such products in the Opioid Field shall be subject to the same milestones, royalties, and other monetary obligations set forth in the Letter Agreement and summarized below.

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

On September 22, 2015, the Company received a $1,600,000 commitment from the Foundation which later assigned its interest to Valour, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Valour Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses, and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its 2.1333% Valour Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buyback, in whole or in part, the 2.1333% Valour Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60 day option to exchange its 2.1333% Valour Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of $618,000, $715,500 and $266,500 from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Valour Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

On February 17, 2016, the Company announced the convening of a medical advisory board meeting to discuss its development programs in substance use, addictive, and eating disorders. The Company has held other medical advisory board meetings, including on April 28, 2015, April 19, 2016, and September 14, 2016.

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

On January 31, 2017, the Company announced that the Company’s Board of Directors (the “Board”) has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Copies of the Committee charters, along with the Company’s Code of Business Conduct and Ethics, can be found on the Investor Relations section of the Company’s website.

On February 6, 2017, the Company announced its entry into an employment agreement with Phil Skolnick (the “Skolnick Employment Agreement”) on February 3, 2017 whereby Dr. Skolnick became the Company’s Chief Scientific Officer effective February 6, 2017.

The Skolnick Employment Agreement has an initial term of six months. Following the initial term, the Skolnick Employment Agreement, unless otherwise terminated, shall extend on a month-to-month basis. Under the Skolnick Employment Agreement, Dr. Skolnick will (i) receive a one-time cash sign-on bonus of $40,000; (ii) receive a pro-rated annual base salary of $410,000; (iii) be eligible to earn an incentive bonus in an amount and structure as agreed upon by Dr. Skolnick and the Board, with achievement of such bonus to be determined in the sole discretion of the Board; and (iv) be granted options to purchase 200,000 shares of the Company’s common stock (the “Options”), each of which shall expire on the day that is the earlier of: (a) ninety (90) calendar days after Dr. Skolnick ceases to provide services to the Company, (b) ninety (90) calendar days after the expiration of the Skolnick Employment Agreement, (c) the date Dr. Skolnick is terminated or there is a Fundamental Transaction (as defined in the Skolnick Employment Agreement), each as contemplated in the Skolnick Employment Agreement, or (d) ten (10) years from the date of issuance. Each Option is exercisable on a cashless basis at an exercise price equal to $9.00. The Options shall vest as follows: (i) One Hundred Thousand (100,000) shares of common stock shall vest on the eighteenth month anniversary of the grant date; (ii) Five Thousand Five Hundred Fifty-Five (5,555) shares of common stock shall vest on each of the nineteen, twenty, twenty-one, twenty-two, twenty-three, twenty-four, twenty-five and twenty-six month anniversaries of the date of grant; and (iii) 5,556 shares of Common Stock shall vest on each of the twenty-seven, twenty-eight, twenty-nine, thirty, thirty-one, thirty-two, thirty-three, thirty-four, thirty-five and thirty-six month anniversaries of the grant date.

In addition, the Skolnick Employment Agreement provides for benefits if Dr. Skolnick’s employment is terminated under certain circumstances. In the event the Company terminates Dr. Skolnick’s employment for Cause (as defined in the Skolnick Employment Agreement), Dr. Skolnick will receive accrued but unpaid base salary and vacation through the date of termination of his employment (the “Termination Date”). In the event the Company terminates Dr. Skolnick’s employment or if Dr. Skolnick resigns within twelve (12) months of a Constructive Termination (as defined in the Skolnick Employment Agreement) of Dr. Skolnick’s employment, and in either case such termination is not for Cause, then the Company shall pay Dr. Skolnick the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one (1) times his annual salary; and (iii) one (1) times his bonus cash compensation, excluding the signing bonus, awarded to Dr. Skolnick in 2017. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants held by Dr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. In the event of a Fundamental Transaction, Dr. Skolnick shall be entitled to receive the sum of: (i) accrued but unpaid base salary and vacation through the Termination Date; (ii) one (1) times his annual salary; and (iii) one (1) times his bonus cash compensation, excluding the signing bonus, awarded to Dr. Skolnick in 2017. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants held by Dr. Skolnick shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

The Company valued Dr. Skolnick’s options using the Black-Scholes option pricing model, which resulted in an aggregate value of $1,600,000 (see Note 5 – Stockholders’ Equity), which the Company will expense on a non-cash basis over the three-year vesting schedule. During the three-month period ended April 30, 2017, the Company recorded $223,925 of non-cash expense related to this option. As of April 30, 2017, the Company had an additional $1,376,075 of non-cash expense to record over the remaining 33 months of vesting.

On March 13, 2017, the Company entered into a third amendment (the “Third Miles Amendment”) to that certain Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Miles Agreement”), as previously amended on February 24, 2015 (the “First Miles Amendment”) and March 19, 2015 (the “Second Miles Amendment” and, together with the Initial Miles Agreement, the First Miles Amendment and the Third Miles Amendment, the “Miles Agreement”). Pursuant to the Third Miles Amendment, and in consideration for Mr. Miles’ continued service to the Company as an advisor through December 31, 2017, the Company: (i) paid Mr. Miles $107,805 in cash and issued Mr. Miles 1,875 shares of Common Stock; (ii) granted to Mr. Miles the right to receive, subject to adjustment per the terms of the Third Miles Amendment, 1.25% of the Net Profit generated from the Product from the Effective Date (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture of the Company, 1.25% of the net proceeds of such sale, subject to adjustment per the terms of the Third Amendment, and, in the event of a sale of the Company, the Fair Market Value of the Product; (iii) shall pay Mr. Miles $17,000 per calendar quarter during 2017; and (iv) granted to Mr. Miles a warrant to purchase 45,000 shares of Common Stock (the “Miles Warrant”). The Warrant, which is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, the Company shall have the right to buyback the Interest or any portion thereof from Mr. Miles upon written notice at a price of $187,500 per 1.25% of Interest (the “Miles Buyback Amount”); provided, however, that, in the event that such written notice is provided within 2.5 years after the Effective Date, the Company shall pay Mr. Miles two times the Miles Buyback Amount within ten business days after the provision of such notice; provided, further, that, in the event the Company provides such notice to Mr. Miles after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, the Company shall pay Mr. Miles 3.5 times the Miles Buyback Amount within ten business days after the provision of such notice. Furthermore, pursuant to the Third Amendment, the Company is required to provide to Mr. Miles, following the end of each calendar year, an annual audit of Net Profit once the Product begins generating Net Profit. Capitalized terms not otherwise defined in this paragraph shall have the meanings ascribed to such terms in the Third Amendment.

The Company valued the Miles Warrant using the Black-Scholes option pricing model, which resulted in a value of $229,360 (see Note 5 – Stockholders’ Equity). The Company recorded the entire $229,360 as a non-recurring, and non-cash, expense during the three-month period ended April 30, 2017. Furthermore, the Company paid Mr. Miles $34,000 in cash compensation, which represents payment in full for the first two calendar quarters of 2017.

On March 31, 2017, Dr. Michael Sinclair, the Executive Chairman of the Board, and Dr. Roger Crystal, the Company’s Chief Executive Officer, each voluntarily entered into separate employment agreement acknowledgements whereby they elected to forfeit, unconditionally and irrevocably, $175,498 and $586,328, respectively, of certain owed amounts pursuant to their respective existing employment agreements, representing 35% of the total compensation currently owed to each of Dr. Sinclair and Dr. Crystal. Furthermore, on March 31, 2017, pursuant to their respective employment agreement acknowledgements, Dr. Sinclair and Dr. Crystal each voluntarily elected to forfeit, unconditionally and irrevocably, 680,000 and 825,000 shares of Common Stock of the Company underlying stock options and warrants previously issued by the Company, respectively, representing approximately 55% of the total number of options and warrants previously issued by the Company to each of Dr. Sinclair and Dr. Crystal.

On April 20, 2017, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 83 Baker Street, London, England, W1U 6AG. Per the terms of the Office Service Agreement, the first month’s rent is £2,473 with monthly rental payments of £7,521 thereafter. The Company was required to pay a security deposit of £15,042, which is the equivalent of two months of rent. The Office Service Agreement commences on May 22, 2017 and terminates on May 31, 2018, with either party being able to terminate this agreement as of May 31, 2018 by providing written notice three months in advance of the termination date of May 31, 2018.

Competition

The Company faces competition from other companies focused on pharmacological treatments for substance use, addictive and eating disorders. Some of these companies are larger and better-funded than the Company and there are no assurances that the Company can effectively compete with these competitors. Potential competitors include Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Shire PLC, Camurus AB, Orexo AB, BioDelivery Services International, Inc., Titan Pharmaceuticals Inc., and Cerecor Inc.

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

Results of Operations

The following compares Opiant’s operations during the three months ended April 30, 2017 to the same period at April 30, 2016.

Revenues

The Company recorded net revenue of $18,116 during the three-month period ended April 30, 2017, which represents a decrease of $2,586,981 from net revenue of $2,605,097 recorded during the same three-month period in fiscal year 2016. The entire $18,116 of net revenue was related to the Company’s Binge Eating Disorder (“BED”) treatment program. The Company did not record any revenue related to NARCAN® during the three-month period ended April 30, 2017.

During the three-month period ended April 30, 2016, the Company recognized $2,605,097 of revenue, all of which was related to the sale of NARCAN® pursuant to the Company’s licensing agreement with Adapt. The Company received a $2,500,000 milestone payment from Adapt that was due to the Company upon the first commercial sale of NARCAN® in the United States (“U.S.”). The Company also received $105,097 in royalty payments from Adapt for commercial sales of NARCAN® in the U.S. during the first quarter of Adapt’s fiscal year.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $1,995,892 and $1,040,608 during the three-month periods ended April 30, 2017 and 2016, respectively. This represents an increase of $955,284, or approximately 91.8%, and includes expenses such as wages and related taxes, legal fees, accounting fees, and rent expense. The increase in general and administrative expenses also included a $159,500 non-recurring expense related to the Potomac Amendment (see note 8 – Potomac Amendment). During the current fiscal year the Company has hired several employees. The increased number of employees and related increase in operations during the three-month period ended April 30, 2017 resulted in an increase in general and administration expense, particularly in wages and related taxes.

Research and Development Expenses

The Company’s research and development expenses totaled $1,103,319 and $1,059,627 during the three-month periods ended April 30, 2017 and 2016, respectively. Research and development expenses increased $43,692, or approximately 4.1%, on a year-to-year basis. The increase in research and development expenses is related to the on-going development of the Company’s product pipeline.

Selling Expenses

The Company’s selling expenses for the three-month periods ended April 30, 2017 and 2016 were $84,375 and $93,000, respectively, representing a year-over-year decrease of 9.3%. The Company’s selling expenses for the three-month periods ended April 30, 2017 and 2016 where related entirely to NARCAN®.

Interest Income

During the three-month period ended April 30, 2017, the Company earned interest income of $10,673 as compared to zero interest income during the three-month period ended April 30, 2016. During the three months ended April 30, 2017, net interest income consisted entirely of interest earned on the Company’s cash deposits.

Gain on Foreign Currency Exchange Rates

During the three-month periods ended April 30, 2017 and 2016, the Company recorded gains on foreign currency exchange rates of $25,189 and $4,266, respectively. The Company maintains cash balances in several currencies and also incurs expenses in several currencies, both of which subject the Company to foreign currency exchange rate fluctuations.

Net Income (Loss)

The Company’s net loss for the three-month period ended April 30, 2017 was $3,129,608, which represents a $3,545,736 decrease from the $416,128 net income recorded during the same three-month period in fiscal year 2016. This decrease is due primarily to the $2,586,981 decrease in net revenue and the $955,284 increase in general and administrative expenses for the three-month period ended April 30, 2017 as compared to the same three-month period ended April 30, 2016.

The following compares Opiant’s operations during the nine months ended April 30, 2017 to the same period at April 30, 2016.

Revenues

The Company recorded net revenue of $14,674,258 and $9,585,097 during the nine-month periods ended April 30, 2017 and 2016, respectively. This increase of $5,089,161, which represents an increase of 53.1%, was primarily due to the Company recognizing net revenue of $13,710,000 from the sale to SWK of the Company’s right to receive, commencing on October 1, 2016, Royalties (as defined in the Purchase Agreement) arising from the sale by Adapt, pursuant to that certain Adapt Agreement between the Company and Adapt. The Company also recognized $946,142 of revenue derived from the Adapt Agreement with Adapt prior to the sale of such Royalties. The revenue received during the nine months ended April 30, 2017 was decreased by revenue accrued for October 2016 which was assigned to SWK.

During the nine-month period ended April 30, 2016, the Company recognized $4,800,000 of revenue from the sale of net profit interests in the Company’s treatment to reverse opioid overdoses. The revenue from these sales was recognized during the nine months ended April 30, 2016, because either the investment did not contain an option to exchange net profit interests for shares or the product was approved by the FDA and marketed, which negated the investor’s option to exchange net profit interests for shares, and the research and development work related to the product was completed as of April 30, 2016. The Company also recognized $4,785,097 of revenue derived from the Adapt License Agreement, which included a $2,000,000 milestone payment related to the FDA’s approval of NARCAN® for the emergency treatment of known or suspected opioid overdose and a $2,500,000 milestone payment from Adapt that was due to the Company upon the first commercial sale of NARCAN® in the U.S.

General and Administrative Expenses

General and administrative expenses totaled $4,567,898 during the nine-month period ended April 30, 2017. This represents a decrease of $8,588,033 from the $13,155,931 incurred during the same three-month period ended April 30, 2016. The decrease in general and administrative expenses was due primarily from the $9,215,411 decrease in non-cash stock based compensation expense. During the nine-month period ended April 30, 2016, the Company recorded non-cash expense totaling $8,750,000 related to three stock option grants, with these three stock option grants contributing no such expense during the same nine-month period ended April 30, 2017. The $9,215,411 decrease in non-cash stock based compensation expense was partially offset by an increase in legal fees, an increase in wages and related taxes, the non-recurring expense related to the Potomac Amendment (see note 8 – Potomac Amendment), an increase in accounting fees, an increase in insurance expense, and an increase in rent expense.

Research and Development Expenses

Research and development expenses totaled $1,889,989 and $2,814,520 during the nine-month periods ended April 30, 2017 and 2016, respectively. Research and development costs incurred during the nine months ended April 30, 2017 decreased by $924,531, or approximately 32.8%, as compared to the same nine-month period ended April 30, 2016. The decrease in research and development expenses was due primarily to $875,000 of non-cash expense related to the granting of stock options during the nine-month period ended April 30, 2016. These stock options were fully expensed on the date granted in fiscal year 2016 and contributed zero expense during the nine-month period ended April 30, 2017.

Selling Expenses

The Company’s selling expenses totaled $1,322,974 and $302,251 during the nine-month periods ended April 30, 2017 and 2016, respectively. The Company’s selling expenses for the nine-month periods ended April 30, 2017 and 2016 were related entirely to NARCAN®. The $1,020,723 increase in selling expenses is due to the $5,089,161 increase in net revenue during the nine months ended April 30, 2017 as compared to the same nine-month period in fiscal year 2016. The increase in net revenue resulted in additional selling expenses during the period related to the sale of Royalties (as defined in the Purchase Agreement) to SWK (see Note 7 – Sale of Royalties).

Net Interest Income (Expense)

During the nine-month period ended April 30, 2017, net interest income was $9,306, which represents an increase of $20,625 from the net interest expense of $11,319 recorded during the same nine-month period ended April 30, 2016. Interest income of $13,022 was partially offset by interest expense of $3,716 during the nine-month period ended April 30, 2017. During the same period in fiscal year 2016, interest expense was $11,319 while zero interest income was earned. Interest income increased on a year-to-year basis due to the Company’s increase in cash deposits, while interest expense decreased on a year-to-year basis due to the Company having repaid, in full, its outstanding notes payable as of April 30, 2017.

Gain (Loss) on Foreign Currency Exchange Rates

During the nine-month period ended April 30, 2017, the Company recorded a $16,851 gain on foreign currency exchange rates, which represents an increase of $41,776 from the $24,925 loss on foreign currency exchange rates that the Company recorded during the nine-month period ended April 30, 2016. The Company maintains cash balances in several currencies and also incurs expenses in several currencies, both of which subject the Company to foreign currency exchange rate fluctuations.

Net Income (Loss)

The Company recorded net income in the amount of $6,919,554 for the nine-month period ended April 30, 2017. During the same nine-month period in fiscal year 2016, the Company recorded a net loss of $6,723,849. The increase in net income of $13,643,403 was due primarily to the $10,090,411 decrease in non-cash stock based compensation expense during the nine-months ended April 30, 2017 as compared to the same nine-month period in fiscal year 2016. The $5,089,161 increase in net revenue during the nine-month period ended April 30, 2017 as compared to the same nine months in fiscal year 2016, which was partially offset by the $1,020,723 increase in selling expenses, further contributed to the increase in net income.

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

Liquidity and Capital Resources

The Company’s cash balance at April 30, 2017 was $9,680,454, which represents an increase of $8,199,061 from the $1,481,393 cash balance as of July 31, 2016. The Company had total outstanding liabilities of $5,515,806 as of April 30, 2017 as compared to total outstanding liabilities of $6,586,834 as of July 31, 2016.

During the nine-month period ended April 30, 2017, the Company reduced its outstanding liabilities by $2,176,649 by paying Dr. Michael Sinclair, the Company’s Executive Chairman and Chairman of the Board, and Dr. Roger Crystal, the Company’s Chief Executive Officer, $1,414,823, in the aggregate, of accrued and unpaid wages that were owed to them. The remaining $761,826,  in the aggregate, was forfeited by Dr. Sinclair and Dr. Crystal per the terms of their respective employment agreement acknowledgements dated March 31, 2017. The Company further reduced its outstanding liabilities by repaying, in full, a $165,000 note payable (see Note 4 – Note Payable) that was outstanding as of July 31, 2016. These reductions were partially offset by the $1,250,196 increase in accounts payable and accrued liabilities as of April 30, 2017 as compared to July 31, 2016.

The Company’s management believes that the Company’s current cash balance is sufficient to fund the Company’s current operations through at least April  2018. The Company will need to generate sufficient revenues and/or seek additional funding in the future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s Common Stock and/or financings from the sale of interests in the Company’s prospective products and/or in the royalty transactions. Such funds may also be derived pursuant to the terms of the Adapt Agreement, subject to the terms of the Purchase Agreement with SWK.

During the year ended July 31, 2016, the Company received $1,600,000 in funding from the Foundation in exchange for Certain Studies Products Net Profit interests as related to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product. This investment increased the cash position of the Company. The Company expects to continue to issue debt and/or equity and/or sell interests in the Company’s prospective products and/or enter into royalty transactions to sustain the implementation of the Company’s business plan, unless sufficient revenues are generated. During the nine-month period ended April 30, 2017, the Company received $13,710,000 of funding pursuant to the terms of the Purchase Agreement with SWK. During the nine-month period ended April 30, 2017, the Company received no other funding in exchange for interests in the Company’s Opioid Overdose Reversal Treatment Product, BED treatment, or Certain Studies Products.

At this time, the Company believes it has sufficient cash on hand to meet its obligations over the next twelve months.  The Company does not currently have any arrangements in place for additional financing. The Company has no material commitments for capital expenditures as of April 30, 2017.

The financial position of the Company as of April 30, 2017 showed an increase in total assets, as compared to July 31, 2016, of $7,919,215. This was due primarily to an increase in cash as a result of the sale of royalties to SWK (see Note 7 – Sale of Royalties). This was partially offset by the $312,498 decrease in royalties receivable as of April 30, 2017, which was the result of the Company no longer receiving royalties from Adapt pursuant to the Adapt Agreement. Total liabilities as of April 30, 2017 were $5,515,806, which represents a decrease of $1,071,028, or approximately 16.3%, as compared to total liabilities of $6,586,834 at July 31, 2016.

Plan of Operation

During the fiscal year ending July 31, 2017, the Company aims to broaden the Company’s product pipeline and anticipates commencing further trials based on the Company’s existing as well as potential patents.

After certain obligations with respect to the Purchase Agreement with SWK are satisfied, the Company anticipates receiving revenues pursuant to the Adapt Agreement. Pursuant to the Adapt Agreement, in exchange for licensing its treatment to Adapt, the Company could receive total potential development and sales milestone payments in excess of $55 million, plus certain royalties. On November 18, 2015, the FDA approved NARCAN® for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. On December 15, 2015, the Company announced that it received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN®. On March 7, 2016, the Company announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® in the U.S. On October 6, 2016, the Company received $500,000 from Adapt as a regulatory milestone payment pursuant to the Adapt Agreement. This payment was triggered by the Health Canada approval of NARCAN®. Pursuant to the Adapt Agreement, the Company also has received royalty payments. On April 29, 2016, the Company received $105,097 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the first calendar quarter of 2016. On August 8, 2016, the Company received $234,498 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the second calendar quarter of 2016. On November 3, 2016, the Company received $524,142 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the third calendar quarter of 2016.

The Company plans to evaluate the use of a nasal opioid antagonist to treat BN and on March 20, 2017, the Company announced that it has initiated a Phase 2 clinical trial evaluating its novel nasally-delivered opioid antagonist candidate, OPNT001, as a potential treatment for BN. The Company also plans to advance OPNT002, for the treatment of AUD, into additional clinical trials, aims to collaborate with other parties and progress its drug development program for BED, and is developing a treatment for CocUD and a heroin vaccine.

Critical Accounting Policies and Estimates

The Company believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

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

The Company could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN® generated by Adapt. During the year ended July 31, 2016, the Company received $4,500,000 of milestone payments and recognized royalty revenues of approximately $418,000 pursuant to the Adapt Agreement. During the nine months ended April 30, 2017, the Company recognized royalty payments of approximately $946,000 pursuant to the Adapt Agreement.

In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2,500,000 of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016 and April 30, 2017, the Company had contributed the full $2,500,000.

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

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, the Company’s Quarterly Report, filed on Form 10-Q for the period ended April 30, 2017.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of April 30, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of April 30, 2017 that the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.           Legal Proceedings.

On September 15, 2016, the Company and Adapt Inc. received notice from Teva Ltd. and Teva USA, pursuant to the September 2016 Notice Letter, that Teva USA had filed the Teva ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’253 patent. The ‘253 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent and/or that the ‘253 patent is invalid or unenforceable. On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘253 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date not earlier than the expiration of the ‘253 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘253 patent, and monetary relief as a result of any such infringement.

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s USA’s filing of the ‘253 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material impact on the Company and its business operations in the future.

On January 3, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,468,747 (the “’747 patent”). The ‘747 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘747 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘747 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘747 patent, and monetary relief as a result of any such infringement.

On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s USA’s filing of the ‘747 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining the Defendants from infringing the ‘747 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘747 patent will continue to be vigorously defended from any infringement.

On March 17, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to the March 2017 Notice Letter, that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’177 patent. The ‘177 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ‘177 patent and/or that the ‘177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘177 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘177 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘177 patent, and monetary relief as a result of any such infringement.

On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the ‘177 ANDA with the FDA with respect to the ‘177 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘177 ANDA be a date later than the expiration of the ‘177 patent, as well as equitable relief enjoining Teva from infringing the ‘177 patent and monetary relief as a result of any such infringement.

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

Item 1A.        Risk Factors.

Risks Related to the Company

The Company has generated limited revenue to date and expects to incur significant operating losses for the foreseeable future.

The Company was incorporated on June 21, 2005. The Company operates as a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company has generated limited revenues from inception through the date of this Report. The likelihood of the Company’s future success must be considered in light of the problems, expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential problems include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to the Company’s current business strategy, the Company anticipates that it will incur increased operating expenses. In addition, the Company expects to incur significant losses for the foreseeable future and the Company also expects to experience negative cash flow for the foreseeable future as the Company funds the Company’s operating losses and capital expenditures. The Company recognizes that if the Company is unable to generate sufficient revenues or source funding, the Company will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. The Company’s failure to achieve or maintain profitability will also negatively impact the value of the Company’s securities. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. If the Company is unsuccessful in addressing these risks, then the Company will most likely fail.

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

The Company’s pipeline includes a treatment for BED, a treatment for BN, a treatment for AUD, a heroin vaccine and additional treatment applications. The Company’s products have generated limited revenues. The Company’s ability to generate significant revenues and achieve profitability depends on the Company’s ability to successfully complete the development of its product candidates, obtain market approval, successfully launch its products and generate significant revenues. On December 15, 2014, the Company and Adapt entered into the Adapt Agreement that provides Adapt with a global license to develop and commercialize the Company’s intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN®. The loss for any reason of Adapt as a key partner could have a significant and adverse impact on the Company’s business. If the Company is unable to retain Adapt as a partner on commercially acceptable terms, the Company may not be able to commercialize the Company’s treatment as planned and the Company may experience delays in, or suspension of, the marketing of the treatment.

The future success of the Company’s business cannot be determined at this time, and the Company does not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, the Company expects to generate revenues from NARCAN®, for which the Company is dependent on many factors, including the performance of the Company’s licensing partner Adapt and competition in the market. In addition, the Company has no experience in commercializing its treatments on its own and faces a number of challenges with respect to its commercialization efforts, including, among other challenges, that:

•	the Company may not have adequate financial or other resources to complete the development of its product candidates;

•	the Company may not be able to manufacture its products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	The Company may experience delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the Company may not be able to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept the Company’s treatments;

•	the Company may not be aware of possible complications from the continued use of its products since the Company has limited clinical experience with respect to the actual use of its products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BED, BN, AUD, and heroin addiction may reduce the demand for the Company’s products;

•	changes in the market for reversing opioid overdoses and treating patients with BED, BN, AUD, and heroin addiction, new alliances between existing market participants and the entrance of new market participants may interfere with the Company’s market penetration efforts;

•	third-party payors may not agree to reimburse patients for any or all of the purchase price of the Company’s products, which may adversely affect patients’ willingness to purchase the Company’s products;

•	uncertainty as to market demand may result in inefficient pricing of the Company’s products;

•	the Company may face third party claims of intellectual property infringement;

•	the Company may fail to obtain or maintain regulatory approvals for its products in the Company’s target markets or may face adverse regulatory or legal actions relating to its products even if regulatory approval is obtained; and

•	the Company is dependent upon the results of clinical studies relating to its products and the products of its competitors. If data from a clinical trial is unfavorable, the Company would be reluctant to advance the specific product for the indication for which it was being developed.

If the Company is unable to meet any one or more of these challenges successfully, the Company’s ability to effectively commercialize its products could be limited, which in turn could have a material adverse effect on its business, financial condition and/or results of operations.

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

The Company does not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that the Company will be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back and/or eliminate the development of its product candidates and other business opportunities. Furthermore, a lack of adequate financing will have a material adverse effect on the Company’s ability to achieve its business objectives, its competitiveness and/or its operations and financial condition. The Company’s inability to fund its business could thus lead to the loss of your investment.

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

The Company’s business depends and will continue to depend in substantial part on the continued service of Dr. Roger Crystal, Kevin Pollack, and Dr. Phil Skolnick, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Scientific Officer, respectively. The loss of the services of any of these individuals would significantly impede implementation and execution of the Company’s business strategy and may result in the failure to reach its goals. The Company has key man insurance policies in the amount of $1 million for each of Dr. Roger Crystal and Kevin Pollack.

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

The Company cannot be certain that the Company’s patents and patent rights will be effective in protecting the Company’s products, product candidates and technologies. Failure to protect such assets may have a material adverse effect on the Company’s business, operations, financial condition and/or prospects.

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

On September 15, 2016, the Company and Adapt Inc. received notice from Teva Ltd. and Teva USA, pursuant to the September 2016 Notice Letter, that Teva USA had filed the Teva ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’253 patent. The ‘253 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ‘253 patent and/or that the ‘253 patent is invalid or unenforceable. On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘253 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date not earlier than the expiration of the ‘253 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘253 patent, and monetary relief as a result of any such infringement.

On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s USA’s filing of the ‘253 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘253 ANDA be a date later than the expiration of the ‘253 patent, as well as equitable relief enjoining the Defendants from infringing the ‘253 patent and monetary relief as a result of any such infringement. The Company maintains full confidence in its intellectual property portfolio related to NARCAN® and expects that the ‘253 patent will continue to be vigorously defended from any infringement. There can be no assurances that the Company will be successful with respect to this litigation matter. Such a failure may have a material adverse impact on the Company and its business operations in the future.

On January 3, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to the January 2017 Notice Letter, that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’747 patent. The ‘747 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ‘747 patent or that the ‘747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘747 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘747 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘747 patent, and monetary relief as a result of any such infringement.

On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against the Defendants in the U.S. District Court for the District of New Jersey arising from Teva’s USA’s filing of the ‘747 ANDA with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ‘747 ANDA be a date later than the expiration of the ‘747 patent, as well as equitable relief enjoining the Defendants from infringing the ‘747 patent and monetary relief as a result of any such infringement. The Company has full confidence in its intellectual property portfolio related to NARCAN® (naloxone hydrochloride) Nasal Spray and expects that the ‘747 patent will continue to be vigorously defended from any infringement.

On March 17, 2017, the Company and Adapt Inc. received notice from Teva, pursuant to the March 2017 Notice Letter, that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’177 patent. The ‘177 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ‘177 patent and/or that the ‘177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ‘177 patent. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the ‘177 patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the ‘177 patent, and monetary relief as a result of any such infringement.

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

The Company’s business exposes the Company to potential product liability and other liability risks that are inherent in the testing, manufacturing and/or marketing of pharmaceutical formulations and products. The Company cannot be sure that claims will not be asserted against the Company. A successful liability claim or series of claims brought against the Company could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company cannot give assurances that the Company will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that the Company may obtain could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s products may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit sales of the product.

Unforeseen side effects from the Company’s products and product candidates could arise either during clinical development or, if approved, after the Company’s products have been marketed. This could cause regulatory approvals for, or market acceptance of, the Company’s products to be more difficult and more costly to obtain.

To date, no serious adverse events have been attributed to the Company’s products and product candidates. The results of the Company’s planned or any future clinical trials may show that the Company’s products and product candidates causes undesirable or unacceptable side effects, which could interrupt, delay and/or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If the Company’s product candidates receive marketing approval and the Company or others later identify undesirable or unacceptable side effects caused by the use of the Company’s products:

•	regulatory authorities may withdraw their approval of the products, which would force the Company to remove its products from the market;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians, pharmacies and others;

•	the Company may be required to change instructions regarding the way the products are administered, conduct additional clinical trials and/or change the labeling of the products;

•	the Company may be subject to limitations on how it may promote the products;

•	sales of the products may decrease significantly;

•	the Company may be subject to litigation and/or product liability claims; and

•	the Company’s reputation may suffer.

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

The Company does not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize the Company’s products and/or any other product candidates the Company may develop or acquire in the future, the Company must develop these capabilities on its own or make arrangements with third parties for the marketing, sales and distribution of its products. The establishment and development of the Company’s own sales force will be expensive and time consuming and could delay any product launch, and the Company cannot be certain that it would be able to successfully develop this capability. As a result, the Company may seek one or more partners to handle some or all of the sales, marketing and distribution of its products. There also may be certain markets within the U.S. and elsewhere for the Company’s products for which the Company may seek a co-promotion arrangement. However, the Company may not be able to enter into arrangements with third parties to sell its products on favorable terms, or at all. In the event the Company is unable to develop its own marketing and sales force or collaborate with a third party marketing and sales organization, the Company will not be able to commercialize its products and/or any other product candidates that it develops, which will negatively impact its ability to generate product revenues. Furthermore, whether the Company commercializes products on its own or relies on a third party to do so, the Company’s ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent the Company relies on third parties to commercialize its approved products, the Company would likely receive less revenues than if the Company commercialized these products itself.

The market for the Company’s products is rapidly changing and competitive, and new drugs, which may be developed by others, could impair the Company’s ability to maintain and grow the Company’s business and remain competitive.

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render the Company’s technologies and products noncompetitive or obsolete. The Company may also be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than the Company does, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for the Company.

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

In addition, although not a primary component of the Company’s current strategy, the identification of new compounds or product candidates for development has led the Company in the past, and may continue to require the Company, to enter into licenses or other collaborative agreements with others, including other pharmaceutical companies and/or research institutions. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require the Company to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in the Company’s revenues being lower than if the Company developed the Company’s product candidates on the Company’s own and in the Company’s loss of control over the development of the Company’s product candidates.

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

If the Company’s current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and the Company is not able to establish replacement or additional research and development collaborations or licensing arrangements, the Company may not be able to develop and/or commercialize the Company’s product candidates. Moreover, any future collaborations and/or license arrangements the Company may enter into may not be on terms favorable to the Company.

A further risk the Company faces with the Company’s collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness and/or ability to complete their obligations to the Company.

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

Other risks associated with the Company’s collaborative and contractual arrangements with others include the following:

•	the Company may not have day-to-day control over the activities of the Company’s contractors or collaborators;

•	the Company’s collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products the Company develops with them;

•	third parties may not fulfill their regulatory or other obligations; and

•	the Company may not realize the contemplated or expected benefits from collaborative or other arrangements; and disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results and/or regulatory approvals.

These factors could lead to delays in the development of the Company’s product candidates and/or the commercialization of the Company’s products or reduction in the milestone payments the Company receives from the Company’s collaborators, or could result in the Company’s not being able to commercialize the Company’s products. Further, disagreements with the Company’s contractors and/or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. The Company’s ultimate success may depend upon the success and performance on the part of these third parties. If the Company fails to maintain these relationships or establish new relationships as required, development of the Company’s product candidates and/or the commercialization of the Company’s products will be delayed or may never be realized.

The Company is exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon the Company, should lawsuits be filed against the Company.

The Company’s business exposes the Company to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. The Company expects that such claims are likely to be asserted against the Company at some point. In addition, the use in the Company’s clinical trials of pharmaceutical formulations and products and the subsequent sale of these formulations or products by the Company or the Company’s potential collaborators may cause the Company to bear a portion of, or potentially all, product liability risks. Any claim under any existing insurance policies or any insurance policies secured in the future may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability the Company may actually face. Therefore, a successful liability claim or series of claims brought against the Company could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Security breaches and other disruptions could compromise the Company’s information and expose the Company to liability, which would cause the Company’s business and reputation to suffer.

In the ordinary course of the Company’s business, the Company collects and stores sensitive data, including, but not limited to, intellectual property, the Company’s proprietary business information and that of the Company’s customers, suppliers and business partners and personally identifiable information of the Company’s customers and employees, in the Company’s data centers and/or on the Company’s networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, the Company’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance and/or other disruptions. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure and/or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company’s operations and the products the Company provides to customers, and damage the Company’s reputation, and cause a loss of confidence in the Company’s products, which could adversely affect the Company’s business/operating margins, revenues and/or competitive position.

Risks Related to Government Regulation of the Company’s Industry

Legislative or regulatory reform of the healthcare system may affect the Company’s ability to sell the Company’s products profitably.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact both the Company’s ability to sell the Company’s future products and the Company’s profitability. On March 23, 2010, former President Barack Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

Both before and after regulatory approval to market a particular product candidate, including the Company’s product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (“cGMP”) requirements and good clinical practice requirements for any clinical trials that the Company conduct post-approval. As a result, the Company is subject to a number of governmental and other regulatory risks, which include:

•	clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of the Company’s clinical trials;

•	the Company’s clinical trials are dependent on patient enrollment and regulatory approvals; the Company does not know whether the Company’s planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	the FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•	the Company relies on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to conduct clinical trials for the Company’s drug candidates and if the Company or any of the Company’s third-party contractors fail to comply with applicable regulatory requirements, such as cGMP requirements, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA, the European Medicines Agency and/or comparable foreign regulatory authorities may require the Company to perform additional clinical trials;

•	if the clinical development process is completed successfully, the Company’s ability to derive revenues from the sale of the Company’s product candidates will depend on the Company first obtaining FDA and/or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	there is no assurance that the Company will receive FDA and/or corollary foreign approval for any of the Company’s product candidates for any indication; the Company is subject to government regulation for the commercialization of the Company’s product candidates;

•	the Company has not received regulatory approval in the U.S. for the commercial sale of any of the Company’s product candidates;

•	even if one or more of the Company’s product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than the Company requests, may not approve the price the Company intends to charge for the Company’s products, may grant approval contingent on the performance of costly post-marketing clinical trials and/or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;

•	undesirable side effects caused by the Company’s product candidates could cause the Company and/or regulatory authorities to interrupt, delay and/or halt clinical trials and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA and/or other comparable foreign authorities;

•	later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with the Company’s third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA and/or other applicable U.S. and foreign regulatory authorities could subject the Company to administrative or judicially imposed sanctions;

•	the FDA's policies may change and additional government regulations may be enacted that could prevent, limit and/or delay regulatory approval of the Company’s drug candidates, and if the Company is slow and/or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if the Company is not able to maintain regulatory compliance, the Company may lose any marketing approval that the Company may have obtained; and

•	the Company may be liable for contamination and/or other harm caused by hazardous materials used in the operations of the Company’s business.

In addition, the Company’s operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•	The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration to induce the purchase and/or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has been applied to pharmaceutical manufacturer marketing practices, educational programs, pricing policies and relationships with healthcare providers. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be present, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•	Federal “sunshine” requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties up to $150,000 per year in the aggregate and up to $1 million per year, in the aggregate, for “knowing failures”, for all payments, transfers of value and/or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and

•	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require drug manufacturers to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

The Company’s Common Stock is listed on the OTCQB Market under the symbol “OPNT.” The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price of the Company’s Common Stock has experienced substantial volatility and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to the financial performance of the Company;

•	performance by the Company in the execution of its business plan;

•	financial viability;

•	actual or anticipated variations in the Company’s operating results;

•	announcements of developments by the Company or the Company’s competitors;

•	market conditions in the Company’s industry;

•	announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, joint ventures and/or capital commitments;

•	adoption of new accounting standards affecting the Company’s industry;

•	additions or departures of key personnel;

•	introduction of new products by the Company or the Company’s competitors;

•	sales of the Company’s Common Stock or other securities in the open market;

•	regulatory developments in both the U.S. and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors;

•	period-to-period fluctuations in financial results; and;

•	other events or factors, including the other factors described in this “Risk Factors” section.

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

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,305,000 shares of Common Stock underlying options in the second half of 2017. The sales of such shares could depress the market price of the Company’s Common Stock.

The Company may register an aggregate of at least 15,715 shares of Common Stock, at least 45,000 shares of Common Stock underlying warrants and at least 2,305,000 shares of Common Stock underlying options under a registration statement on Form S-1 in the second half of 2017. Assuming 2,365,715 total shares were registered, it would represent approximately 116.73% of the Company’s shares of Common Stock outstanding as of June 6, 2017, assuming that all the security holders exercised all of their warrants and options. The sale of these shares into the public market could depress the market price of the Company’s Common Stock.

Certain of the Company’s executive officers and directors control the direction of the Company’s business by means of a significant collective ownership of the Company’s common stock. The concentrated beneficial ownership of the Company’s common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Roger Crystal, the Company’s Chief Executive Officer and a director, Kevin Pollack, the Company’s Chief Financial Officer and a director, Dr. Michael Sinclair, the Company’s Executive Chairman and Chairman of the Board, and Geoffrey Wolf, a director, Ann MacDougall, a director, Thomas T. Thomas, a director, and Dr. Gabrielle Silver, a director, collectively beneficially own approximately 64.11% of the Company’s outstanding Common Stock as of June 6, 2017. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by the Company’s stockholders, including the election and removal of directors, amendments to the Company’s Articles of Incorporation, and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Mine Safety Disclosures.

Not applicable.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibit Number	Exhibit Title

10.1	Employment Agreement, dated as of February 3, 2017, by and between Opiant Pharmaceuticals, Inc. and Phil Skolnick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).

10.2*	Third Amendment to Senior Advisor Agreement, dated as of March 13, 2017, by and between Opiant Pharmaceuticals, Inc. and Brad Miles.

10.3	Employment Agreement Acknowledgement, effective as of March 31, 2017, by and between Opiant Pharmaceuticals, Inc. and Dr. Michael Sinclair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

10.4	Employment Agreement Acknowledgement, effective as of March 31, 2017, by and between Opiant Pharmaceuticals, Inc. and Dr. Roger Crystal (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

10.5	Amendment to Investment Agreement, dated as of April 12, 2017, by and between Opiant Pharmaceuticals, Inc. and Potomac Construction Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2017).

10.6+	License Agreement between the Company and Adapt Pharma Operations Limited, dated as of December 15, 2014 (incorporated by reference to the revised Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2017).

10.7+	Amendment No. 1 to License Agreement, dated as of December 13, 2016, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited (incorporated by reference to the revised Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2017).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-Q for the quarter ended April 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of April 30, 2017 (Unaudited) and July 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended April 30, 2017 and 2016 (Unaudited), (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended April 30, 2017 (Unaudited), (iv) Consolidated Statements of Cash Flows for the nine months ended April 30, 2017 and 2016 (Unaudited), and (iv) Consolidated Notes to the Financial Statements (Unaudited).

*	Filed herewith.

+	Confidential Treatment Granted. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPIANT PHARMACEUTICALS, INC.

Date: June 14, 2017	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 14, 2017	By:	/s/ Kevin Pollack
Name: Kevin Pollack
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

