Form 10-K
period 2017-07-31
OPIANT PHARMACEUTICALS, INC.
filed 2017-10-13
CIK 1385508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38193

OPIANT PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Boulevard, Suite 500, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 598-5410

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

As of January 31, 2017, the last business day of the registrant’s second fiscal quarter of its fiscal year ended July 31, 2017, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, was approximately $14,844,588.

As of October 10, 2017, the registrant had 2,037,888 shares of common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

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

ii

PART I

Item 1. Business.

Company Overview

Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”), a Delaware corporation, is a specialty pharmaceutical company that develops pharmacological treatments for substance use, addictive and eating disorders. We were incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, we changed our name to Lightlake Therapeutics Inc. In January 2016, we again changed our name to Opiant Pharmaceuticals, Inc. Our fiscal year end is July 31. On October 2, 2017, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017 whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist, (iii) our Delaware subsidiary became the surviving corporation, (iv) each share of our common stock, $0.001 par value per share (the “Common Stock”), outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of common stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, $0.001 par value per share, and (v) the certificate of incorporation and bylaws of our Delaware subsidiary were adopted as our certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by our Board of Directors (the “Board”) and stockholders representing a majority of outstanding Common Stock.

Our strategy is to develop pharmacological treatments for substance use, addictive and eating disorders based on our expertise using opioid antagonists.

We developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was conceived, developed, licensed and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. We plan to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. We aim to identify and progress drug development opportunities with the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years. We also plan to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, we plan to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

Our current pipeline of product candidates includes treatments for eating disorders: Bulimia Nervosa (“BN”) and Binge Eating Disorder (“BED”), Alcohol Use Disorder (“AUD”), a long term treatment to prevent relapse for patients with Opioid Use Disorders (“OUDs”) and a heroin vaccine. We also are focused on other treatment opportunities.

Principal Products or Services and Markets

Opioid Overdose Reversal

Naloxone is a medicine that can reverse the overdose of prescription and illicit opioids and that historically has been available through injection. Our intranasal delivery system of naloxone could widely expand its availability and use in preventing opioid overdose deaths.

In December 2014, we entered into a license agreement with Adapt (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. Pursuant to the Adapt Agreement, Adapt received our global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing our treatment to Adapt, we could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. In February 2015, Adapt received “Fast Track” designation by the FDA and in July 2015, Adapt submitted a NDA to the FDA for NARCAN® (naloxone hydrochloride) Nasal Spray, an investigational drug intended to treat opioid overdose. In May 2016, Adapt submitted a new drug submission (NDS) for NARCAN® (naloxone hydrochloride) Nasal Spray to Health Canada. In October 2016, Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN® Nasal Spray.

In November 2015, the FDA approved NARCAN® (naloxone hydrochloride) Nasal Spray for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. In December 2015, we received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN® (naloxone hydrochloride) Nasal Spray. In March 2016, we announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S. In April 2016, August 2016 and November 2016, we received $105,097, $234,498 and $524,142 in royalty payments due from Adapt from commercial sales of NARCAN® (naloxone hydrochloride) Nasal Spray in the U.S during the first quarter, second quarter and third quarter, respectively, of Adapt’s fiscal year.

In October 2016, one of our patents for NARCAN® Nasal Spray became listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747, which patent expires on March 16, 2035.

On December 13, 2016 (the “SWK Closing Date”), we entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which we sold, and SWK purchased, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement, of NARCAN® or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales (as defined in the SWK Purchase Agreement) for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Purchase Agreement, we received an upfront purchase price of $13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 when the Earn Out Milestone was achieved (the “Purchase Price”).

In addition, on December 13, 2016, in connection with the SWK Purchase Agreement, we entered into Amendment No. 1 to the Adapt Agreement (the “Adapt Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our intranasal-naloxone opioid overdose reversal treatment (the “Product” or “OORT”). Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

In January 2017, the FDA approved the 2mg formulation of NARCAN® for opioid-dependent patients expected to be at risk for severe opioid withdrawal in situations where there is a low risk for accidental or intentional opioid exposure by household contacts.

In March 2017, the U.S. Patent and Trademark Office issued U.S. Patent Numbers 9,480,644 and 9,561,177 covering methods of use for NARCAN®. These patents are listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, and expire on March 16, 2035.

Eating Disorders

Bulimia Nervosa (BN) is a serious and potentially life-threatening eating disorder mainly affecting females.  BN is characterized by binge eating followed by purging, fasting, and other strategies to prevent weight gain.  It has a lifetime prevalence of 1-2%, and patients are at a heightened risk of other psychiatric disorders including depression, anxiety and substance abuse. Fluoxetine is currently the only FDA approved medication to treat BN.  However, the remission rate with fluoxetine, both alone and combination with psychotherapy, ranges only between 19-41%.

The compulsive bingeing characteristic of BN has features in common with other addictive disorders, providing the basis for using of opioid antagonists to mitigate their frequency.

We have initiated a Phase II clinical trial to evaluate our nasally-delivered opioid antagonist candidate as a potential treatment for BN.  The drug candidate has already demonstrated a rapid absorption profile, which together with a targeted dosing strategy, may address the unique needs of patients suffering from this serious disorder.

We are developing a treatment for Binge Eating Disorder (“BED”). BED is defined in the American Psychiatric Association’s (“APA”) fifth edition of the Diagnostic and Statistical Manual of Mental Disorders chapter on feeding and eating disorders as a diagnosis for individuals who experience persistent, recurrent episodes of overeating, marked by loss of control and significant clinical distress.

BED is the most common eating disorder in the U.S. Approximately 8 million Americans are diagnosed with BED and it is correlated with obesity. In addition, according to the APA, BED is associated with significant physical and psychological problems.”

In 2015, Shire PLC received FDA approval to use Vyvanse to treat BED in adults. We consider naloxone to be a potentially compelling drug for the pharmacological treatment of BED. It has a well-known safety profile and has the potential to block the reward that patients experience from bingeing.

Alcohol Use Disorder (AUD)

We are developing a nasal naltrexone for AUD. Alcohol triggers the release of naturally occurring endorphins, which then bind to the opiate receptor, leading to dopamine release in the reward center.  Opioid antagonists can reduce the risk of heavy drinking by blocking opioid receptors, which results in dampening of alcohol-induced dopamine release.

Our product will be taken intranasally on an as needed basis in anticipation of drinking and/or in high risk situations to moderate alcohol intake.  Taking our product in response to these situations could also help individuals increase their situational awareness of drinking, and perhaps help make drinking less habitual.

We have generated encouraging Phase 1 clinical data demonstrating rapid intranasal absorption.  The Company has also received supportive feedback from the FDA on a proposed development plan that we plan to advance.

There are approximately 17 million people in the U.S. who suffer from some form of AUD. Alcohol misuse and alcohol use disorders cost the United States roughly $249 billion annually in lost productivity, healthcare expenses and criminal justice costs.

Opioid Use Disorder

Opioid use disorder (OUD) is a major global health issue, particularly in the U.S., where opioid abuse, in particular involving opioid painkillers and subsequent addiction has become widespread and driven the increase in prevalence, to the point of it being a public health crisis. As these painkillers have become more expensive, undergone tighter controls for distribution, and abuse deterrent formulations have become available, there has been an increase in heroin use, which is cheaper and often easier to obtain than painkillers. At the same time with the abuse of fentanyl and its derivatives, synthetic opioids are 50 times more potent than heroin and has become more widespread further driving the recent increase in deaths from opioid overdose in the US.

Current FDA-approved treatments for heroin addiction are methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone depot injections. With respect to these substitution therapies, patients still take opioid-based treatments, which for many is undesirable, and there is frequently diversion and misuse of these treatments amongst addicts. With respect to naltrexone depot injections, patients must undergo detoxification before initiating treatment, which for several patients severely limits compliance and willingness to undergo this method of treatment. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification and enabling patients to remain opioid-free is an attractive solution.

In October 2016, we in-licensed a heroin vaccine from Walter Reed Army Institute of Research (“Walter Reed”). This is an early stage pre-clinical asset, based on adjuvant technology, and requires further pre-clinical research before human testing. We plan to work alongside Walter Reed scientists to advance the program into the clinic and to determine whether the product is viable in a heroin addict population.

On October 2, 2017, we announced a collaboration with Titan Pharmaceuticals, Inc. (“Titan”) to explore development of a novel approach to the prevention of opioid relapse and overdose in individuals with opioid use disorder. We will conduct a feasibility assessment of a subcutaneous implant using Titan’s proprietary ProNeuraTM sustained release technology to administer an opioid antagonist. The objective of this collaboration is to develop a product that delivers non-fluctuating, therapeutic levels of opioid antagonist continuously for up to six months, which we believe may be ideally suited for this prevention of opioid relapse and overdose.

Cocaine Use Disorder

We conducted a pilot study to explore the potential of a nasal opioid antagonist as a treatment for Cocaine Use Disorder (“CocUD”) at the University of Pennsylvania, conducted by the Department of Psychiatry at the Perelman School of Medicine and began recruitment in December 2015. Funded by a Medications Development Centers of Excellence Cooperative (U54) Program from NIDA, the study uses functional Magnetic Resonance Imaging (fMRI) to better understand the impact of an opioid antagonist drug in the brain of patients with CocUD. The study results are now being prepared for publication

Other Activities

On December 1, 2014, we entered into a Material Transfer, Option and Research License Agreement (the “Aegis Agreement”) with Aegis Therapeutics LLC (“Aegis”) that provides us with an exclusive royalty-free research license for a period of time to Aegis’ proprietary delivery enhancement and stabilization agents, including Aegis’ ProTek® and Intravail® technologies (collectively, the “Technology”) to enable us to conduct a feasibility study of opioid antagonists when used with the Technology (the “Study”). During this period of time, we may also evaluate its interest in having an exclusive license to the Technology for use with opioid antagonists to treat, diagnose, predict, detect or prevent any disease, disorder, state, condition or malady in humans (the “Possible License”). Aegis had granted us an exclusive option to obtain the Possible License for a certain period after the study is completed. In consideration of the license granted to us pursuant to the Aegis Agreement, we paid Aegis a nonrefundable study fee.

On October 6, 2015, we entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed us to evaluate the Technology through August 17, 2015. The amendment also provided an opportunity for us to elect to further extend the period of time during which we could evaluate the Technology through February 13, 2016. In exchange for electing to further extend this period of time, we paid Aegis $75,000 and issued 13,697 shares of our Common Stock. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,152. During February 2016, we elected to further extend the period of time during which we could evaluate Aegis’ Technology through August 11, 2016. During February 2016, we paid Aegis $75,000 and issued 10,746 shares of our Common Stock. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $106,385. On April 26, 2016, we entered into the Restated Aegis Agreement (as defined below).

On April 26, 2016, we entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated Aegis Agreement”) with Aegis which amended and restated in its entirety the Aegis Agreement. Under the Restated Aegis Agreement, we have been granted an exclusive royalty-free research license to Aegis’ Technology for a period of time (the “Compound Research Period”), to enable us to conduct a feasibility study of opioid antagonists when used with the Technology and evaluate our interest in licensing the Technology through use of a “Compound” (as defined in the Restated Aegis Agreement) in additional studies.

We agreed to pay Aegis (i) an aggregate of $300,000, of which we elected to pay up to 50% by issuing shares of our Common Stock to Aegis as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of Common Stock as partial consideration for entering into the Restated Aegis Agreement. We exercised such extensions through payment of the first and second extension fees prior to October 13, 2015 and prior to February 13, 2016, respectively.

On June 22, 2017, we entered into a license agreement with Aegis (the “License Agreement No. 2”) and a related supply agreement (the “Supply Agreement”) pursuant to which we granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement No. 2) and (b) a product containing a Compound and formulated using the Technology (“Product”), in each case of (a) and (b) for any and all purposes. The License Agreement No. 2 restricts our ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and we shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The License Agreement No. 2 also restricts Aegis’s ability to compete with us worldwide with respect to the Exploitation (as defined in the License Agreement No. 2) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without our prior written consent. The effective date of the License Agreement No. 2 and the Supply Agreement is January 1, 2017.

As consideration for the grant of the License, we agreed to pay Aegis two immaterial upfront payments, of which we may elect to pay up to 50% by issuing our Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of our Common Stock over the 20 trading days preceding the date of payment. The License Agreement No. 2 also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement No. 2) of all Products during the Royalty Term (as defined in the License Agreement No. 2) according to a tiered royalty rate based on Annual Net Sales of the Products by us, our sublicensees and affiliates. We shall also pay to Aegis a sublicense fee based on a sublicense rate to be negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of our obligation to pay royalties under such License Agreement; provided, however, that we shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis.

Under the terms of the Supply Agreement, Aegis shall deliver to us any preclinical, clinical and commercial supply of the Excipients, which Aegis sources from various contract manufacturers. The Supply Agreement has a term of 20 years but shall terminate automatically in the event of expiration or termination of the License Agreement No. 2 or at any time upon the written agreement of both parties. The Supply Agreement contains customary provisions relating to pricing for such materials, forecasts, delivery, inspection, indemnification, insurance and representations, warranties and covenants. The Supply Agreement includes technology transfer provisions for the transfer of all materials and know-how specific to the manufacturing of the Excipients that is necessary or useful for us to manufacture such Excipients. We do not have the right to manufacture such Excipients except in the event that Aegis is unable to supply and sell any portion of the material to us (subject to a 60-day cure period).

In November 2016, Opiant Pharmaceuticals UK Limited (“OPUK”) was incorporated under the Companies Act of 2006 as a private company. OPUK is a wholly-owned subsidiary of the Company and Dr. Roger Crystal, the Chief Executive Officer and a director of the Company, and Kevin Pollack, the Chief Financial Officer, Secretary and Treasurer of the Company, served as the sole directors of OPUK as of July 31, 2017. On September 11, 2017, Mr. Pollack resigned as a director and the Chairman of OPUK and was replaced in his capacity as Chief Financial Officer and as a director of OPUK by David D. O’Toole, the Company’s new Chief Financial Officer (see note 13 – Subsequent Events).

On April 20, 2017, we entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 83 Baker Street, London, England, W1U 6AG. Per the terms of the Office Service Agreement, the first month’s rent is £2,473 with monthly rental payments of £7,521 thereafter. We were required to pay a security deposit of £15,042, which is the equivalent of two months of rent. The Office Service Agreement commenced on May 22, 2017 and terminates on May 31, 2018, with either party being able to terminate this agreement as of May 31, 2018 by providing written notice three months in advance of the termination date of May 31, 2018.

Government Regulation

Government authorities in the United States, at the federal, state, and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, safety, effectiveness, manufacturing changes, packaging, storage, record-keeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products. All of our foreseeable product candidates are expected to be regulated as drugs. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug and Cosmetic Act (“FFDCA”), implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. The processes for obtaining regulatory approval in the U.S. and in foreign countries and jurisdictions, along with ongoing compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other regulatory requirements could adversely affect the commercialization of product candidates then being developed by us and our ability to receive product or royalty revenues.

Competition

The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of substance use, addictive and eating disorders. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent. Some of these companies are larger and better-funded than us and there are no assurances that we can effectively compete with these competitors. Potential competitors include Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Shire PLC, Camurus AB, Orexo AB, BioDelivery Services International, Inc., Braeburn Pharmaceuticals, Inc., INSYS Therapeutics, BioCorRx, Inc. and Cerecor Inc.

With respect to NARCAN® (naloxone hydrochloride) Nasal Spray, we face competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® (naloxone hydrochloride) Nasal Spray with their naloxone injection. Kaléo competes with NARCAN® (naloxone hydrochloride) Nasal Spray with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. In 2016, TEVA filed an NDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of the ‘253 patent. Although NARCAN® (naloxone hydrochloride) Nasal Spray was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition.

Patents and Proprietary Information

We have obtained and intend to actively seek to obtain, when appropriate, protection for our products and proprietary technology by means of U.S. and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. We have issued U.S. patents and pending U.S. patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our marketed products and product candidates. We also have U.S. and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope:

Product Group	Patent No.	Description	Patent Expiration	Publication No.
NARCAN® Nasal	9,211,253	IN naloxone for treatment of opioid overdose	March 16, 2035	US20150258019
NARCAN® Nasal	9,468,747	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160184294
NARCAN® Nasal	9,480,644	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160166503
NARCAN® Nasal	9,561,177	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160303041
NARCAN® Nasal	9,629,965	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170043107
NARCAN® Nasal	9,707,226	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170151231
NARCAN® Nasal	9,775,838	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170239241

In addition to the patents and applications listed above, we have several pending, unpublished applications drawn to formulations, devices, and treatments of disorders, as well as additional continuation and divisional applications claiming the benefit of priority of applications listed above.

Research and Development

During the years ended July 31, 2017 and 2016, we incurred research and development expenses of $3,171,599 and $2,808,757, respectively.

On July 14, 2017, we entered into a Research and Development Agreement (the “Renaissance Agreement”) with Renaissance Lakewood, LLC (“Renaissance”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of AUD as provided in a proposal agreed upon by the parties. We will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to us under the Renaissance Agreement. We will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. We have the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. We have agreed to indemnify Renaissance in connection with claims arising out of any clinical trials, ownership, testing, use, application, consumption, distribution, marketing or sale of the Product, or any violation or infringement of any patent, copyright or trademark from the use of our designated formula, component or artwork related to the Product irrespective of whether we had knowledge of such infringement or violation. The Renaissance Agreement is effective until terminated by either party in accordance with its terms. We or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development. The Renaissance Agreement may be terminated by us, with or without cause, upon 45 days’ written notice. There are also mutual customary termination provisions relating to uncured breaches of material provisions. Renaissance may terminate the Renaissance Agreement in the event of bankruptcy of us or our failure for a period of 180 consecutive days to use commercially reasonable efforts to undertake or further activities to advance the possibility of the commercialization of a Product.

Employees

As of July 31, 2017, we had 11 full-time employees and zero part-time employees. In addition, we have numerous outside consultants that are not on our payroll.

ITEM 1A.  RISK FACTORS

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below together with all other information in this Annual Report on 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risks Related to our Financial Condition and Capital Requirements

With the exception of the fiscal year ended July 31, 2017, we have historically generated limited revenue to date and expect to incur significant operating losses for the foreseeable future.

As of July 31, 2017, we have an accumulated deficit of $54.6 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential challenges include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses for the foreseeable future and we also expect to experience negative cash flow for the foreseeable future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our securities. If we are unsuccessful in addressing these risks, then the Company will most likely fail.

We may not succeed in completing the development of our product candidates, commercializing our products, and generating significant revenues.

Our pipeline includes a treatment for BED, a treatment for BN, a treatment for CocUD, a heroin vaccine and additional treatment applications. Our products have generated limited revenues. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully complete the development of our product candidates, obtain market approval, successfully launch our products and generate significant revenues. On December 15, 2014, we and Adapt entered into the Adapt Agreement, as amended by the Adapt Amendment entered into between the parties on December 13, 2016, that provides Adapt with a global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN® (naloxone hydrochloride) Nasal Spray. The loss for any reason of Adapt as a key partner could have a significant and adverse impact on our business. If we are unable to retain Adapt as a partner on commercially acceptable terms, we may not be able to commercialize our treatment as planned and we may experience delays in or suspension of the marketing of the treatment.

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, we expect to generate revenues from NARCAN® (naloxone hydrochloride) Nasal Spray, for which we are dependent on many factors, including the performance of our licensing partner Adapt and competition in the market. In addition, we have no experience in commercializing the treatments on our own and face a number of challenges with respect to commercialization efforts, including, among other challenges:

•	having inadequate financial or other resources to complete the development of our product candidates;

•	the inability to manufacture our products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the inability to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept our treatments;

•	we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BED, BN, CocUD and heroin addiction may reduce the demand for our products;

•	changes in the market for reversing opioid overdoses and treating patients with BED, BN, CocUD and heroin addiction, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;

•	third-party payors may not agree to reimburse patients for any or all of the purchase price of our products, which may adversely affect patients’ willingness to purchase our products;

•	uncertainty as to market demand may result in inefficient pricing of our products;

•	we may face third party claims of intellectual property infringement;

•	we may fail to obtain or maintain regulatory approvals for our products in our markets or may face adverse regulatory or legal actions relating to our products even if regulatory approval is obtained; and

•	we our dependent upon the results of clinical studies relating to our products and the products of our competitors. If data from a clinical trial is unfavorable, we would be reluctant to advance the specific product for the indication for which it was being developed.

If we are unable to meet any one or more of these challenges successfully, our ability to effectively commercialize our products could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Given our lack of revenue and cash flow, we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

Since we may be unable to generate sufficient revenue or cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding to continue the development of our product candidates, build our sales and marketing capabilities, promote brand identity or develop or acquire complementary technologies, assets and companies, as well as for working capital requirements and other operating and general corporate purposes.

We do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our product candidates and other business opportunities and our ability to achieve our business objectives, our competitiveness and our operations and financial condition may be materially adversely affected. Our inability to fund our business could thus lead to the loss of your investment.

If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities and/or equity-linked securities that provide for rights, preferences and privileges senior to those of Common Stock. Given our need for cash and that equity and equity-linked issuances are very common types of fundraising for companies like us, the risk of dilution is particularly significant for our stockholders.

Debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of our operating results.

If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our products or to grant licenses on terms that are not favorable to us.

Our current and future operations substantially depend on our Chief Executive Officer and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

Our business depends and will continue to depend in substantial part on the continued service of Dr. Roger Crystal, the Company’s Chief Executive Officer. The loss of the services of Dr. Crystal would significantly impede implementation and execution of our business strategy and may result in the failure to reach our goals.

Our future viability and ability to achieve sales and profits will also depend on our ability to attract, train, retain and motivate highly qualified personnel in the diverse areas required for continuing operations. There is a risk that we will be unable to attract, train, retain or motivate qualified personnel, both near term or in the future, and the failure to do so may severely damage its prospects.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain patent protection for our products and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and product candidates that are similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our products and product candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our products and product candidates that are important to our business, as appropriate. We cannot be certain that patents will be issued or granted with respect to applications that are currently pending or that we may apply for in the future with respect to one or more of our products and product candidates, or that issued or granted patents will not later be found to be invalid and/or unenforceable.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we may enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, distribution partners, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued, and even if issued, the patents may not meaningfully protect our products or product candidates, effectively prevent competitors and third parties from commercializing competitive products or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.

Changes in either the patent laws, implementing regulations or interpretation of the patent laws in the U.S. and other countries may also diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions.

We cannot be certain that our patents and patent rights will be effective in protecting our products, product candidates and technologies. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

We may face litigation from third parties claiming that our products infringe on their intellectual property rights, or seek to challenge the validity of our patents.

Our future success is also dependent in part on the strength of our intellectual property, trade secrets and know-how, which have been developed from years of research and development. In addition to the litigation with TEVA discussed below, we may be exposed to additional future litigation by third parties seeking to challenge the validity of our rights based on claims that our technologies, products or activities infringe the intellectual property rights of others or are invalid, or that the Company has misappropriated the trade secrets of others.

Since our inception, we have sought to contract with manufacturers to supply commercial quantities of pharmaceutical formulations and products. As a result, we have disclosed, under confidentiality agreements, various aspects of our technology with potential manufacturers and suppliers. We believe that these disclosures, while necessary for our business, may have resulted and may result in the attempt by potential manufacturers and suppliers to improperly assert ownership claims to our technology in an attempt to gain an advantage in negotiating manufacturing and supplier rights.

Within the last 12 months, we, Adapt Pharma, Inc. (“Adapt Inc.”) and Adapt (collectively, the “Plaintiffs”) have filed four separate complaints for patent infringement against Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”) in the United States District Court for the District of New Jersey arising from Teva USA’s filing of ANDA No. 209522 (the “Teva ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of U.S. Patent No. 9,211,253 (the “’253 patent”), U.S. Patent No. 9,468,747 (the “’747 patent”), U.S. Patent No. 9,561,177 (the “’177 patent”) and U.S. Patent No. 9,629,965 (the “’965 patent”), each of which are owned by us. For more information about this litigation, see Part I, Item 3: Legal Proceedings. We maintain full confidence in our intellectual property portfolio related to NARCAN® and expect that the ‘253 patent, the ‘747 patent, the ‘177 patent and the ‘965 patent will continue to be vigorously defended from any infringement. There can be no assurances that we will be successful with respect to these litigation matters or any other litigation matters which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, results of operations and financial condition in the future.

The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of our products and product candidates. In particular, patent protection is important in the development and eventual commercialization of our products and product candidates. Patents covering our products and product candidates normally provide market exclusivity, which is important in order for our products and product candidates to become profitable.

Certain of our patents will expire in the next 17 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices.

Risks Related to the Commercialization of our Products

We may be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. We cannot be sure that claims will not be asserted against us. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We cannot give assurances that we will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations.

Our products may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit sales of the product.

Unforeseen side effects from our products and product candidates could arise either during clinical development or, if approved, after the products have been marketed. This could cause regulatory approvals for, or market acceptance of, the products to be harder and more costly to obtain.

To date, no serious adverse events have been attributed to our products and product candidates. The results of our planned or any future clinical trials may show that our products and product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of our products:

•	regulatory authorities may withdraw their approval of the products, which would force us to remove its products from the market;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians, pharmacies and others;

•	we may be required to change instructions regarding the way the products are administered, conduct additional clinical trials or change the labeling of the products;

•	we may be subject to limitations on how it may promote the products;

•	sales of the products may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the products or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

We currently have no marketing and sales organization and have no experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

We do not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize our products or any other product candidates we may develop or acquire in the future, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of its products. The establishment and development of our own sales force will be expensive and time consuming and could delay any product launch, and we cannot be certain that it would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales, marketing and distribution of our products. There also may be certain markets within the U.S. and elsewhere for our products for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell our products on favorable terms, or at all. In the event we are unable to develop its own marketing and sales force or collaborate with a third party marketing and sales organization, we will not be able to commercialize our products or any other product candidates that we develop, which will negatively impact our ability to generate product revenues. Furthermore, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we would likely receive less revenues than if we commercialized these products ourselves.

The market for our products is rapidly changing and competitive, and new drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and products noncompetitive or obsolete. We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

Our reliance on collaborations with third parties to develop and commercialize our products, such as the Adapt Agreement to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product, is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize our products and adversely affecting our profitability.

With respect to the products we have licensed, we depend upon collaborations with third parties to develop these product candidates and also depend substantially upon third parties to commercialize these products. As a result, our ability to develop, obtain regulatory approval of, manufacture and commercialize our existing and possibly future product candidates depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators.

In addition, although not a primary component of our current strategy, the identification of new compounds or product candidates for development has led us in the past, and may continue to require us, to enter into license or other collaborative agreements with others, including other pharmaceutical companies and research institutions. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed our product candidates and in our loss of control over the development of our product candidates.

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we may be unable to maintain our relationship with Adapt on a commercially reasonable basis, if at all, as the Adapt agreement may be terminated by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. In addition, Adapt may have similar or more established relationships with our competitors or larger customers which may negatively impact our relationship with Adapt. Moreover, the loss for any reason of Adapt as a key partner could have a materially significant and adverse impact on our business. If we are unable to retain Adapt as a partner on commercially acceptable terms, we may not be able to commercialize our products as planned and we may experience delays in or suspension of the marketing of our products. The same could apply to other product candidates we may develop or acquire in the future. Our dependence upon third parties to assist with the development and commercialization of our product candidates may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Additionally, our License Agreement No. 2 with Aegis shall expire upon the expiration of our obligation to pay royalties under such License Agreement No. 2; provided, however, that we shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis.

If our current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and/or commercialize our product candidates. Moreover, any future collaborations or license arrangements we may enter into may not be on terms favorable to us.

A further risk we face with the collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness or ability to complete their obligations to us.

Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allows them discretion in electing whether to pursue various development, regulatory, commercialization and other activities, such as the Adapt Agreement.

If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the pre-clinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated.

Other risks associated with our collaborative and contractual arrangements with others include the following:

•	we may not have day-to-day control over the activities of our contractors or collaborators;

•	our collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products we develop with them;

•	third parties may not fulfill their regulatory or other obligations; and

•	we may not realize the contemplated or expected benefits from collaborative or other arrangements; and disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

These factors could lead to delays in the development of our product candidates and/or the commercialization of our products or reduction in the milestone payments we receive, or could result in us not being able to commercialize our products. Further, disagreements with our contractors or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. Our ultimate success may depend upon the success and performance on the part of these third parties. If we fail to maintain these relationships or establish new relationships as required, development of our product candidates and/or the commercialization of our products will be delayed or may never be realized.

We are exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon us should lawsuits be filed against us.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. We expect that such claims are likely to be asserted against us at some point. In addition, the use in our clinical trials of pharmaceutical formulations and products and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. Any claim under any existing insurance policies or any insurance policies secured in the future may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability we may actually face. Therefore, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the products we provide to customers, and damage our reputation, and cause a loss of confidence in our products, which could adversely affect our business/operating margins, revenues and competitive position.

Risks Related to Government Regulation of our Industry

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

In the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our future products, and we could be adversely affected by current and future health care reforms.

We are subject to intense regulation from the U.S. Government and such other governments and quasi-official regulatory bodies where our products are and product candidates may be sold.

Both before and after regulatory approval to market a particular product candidate, including our product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (“cGMP”) requirements and good clinical practice requirements for any clinical trials we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

•	clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;

•	our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	the FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•	we rely on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as cGMP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials;

•	if the clinical development process is completed successfully, our ability to derive revenues from the sale of our product candidates will depend on us first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	there is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates

•	we have not received regulatory approval in the U.S. for the commercial sale of any of our product candidates;

•	even if one or more of our product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than our requests, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;

•	undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities;

•	later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

•	the FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates, and if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained; and

•	we may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

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

Risks Related to Ownership of our Common Stock

The price of our Common Stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

Our Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “OPNT.” The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The trading price our Common Stock has experienced substantial volatility and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to our financial performance;

•	our performance in the execution of our business plan;

•	financial viability;

•	actual or anticipated variations in our operating results;

•	announcements of developments us or our competitors;

•	market conditions in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of our Common Stock or other securities in the open market;

•	regulatory developments in both the U.S. and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors;

•	period-to-period fluctuations in financial results; and;

•	other events or factors, including the other factors described in this “Risk Factors” section.

Securities analysts do not currently and may not in the future cover us, which may have a negative impact on the market price of our Common Stock.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over independent analysts and currently we are not covered by any such independent analysts. We have engaged various non-independent analysts historically, including Zacks Investment Research currently, to cover our business. If no independent securities or industry analysts commence coverage of the Company, the trading price for our Common Stock may continue to be negatively impacted.

We do not anticipate declaring any cash dividends on our Common Stock.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy from time to time as circumstances dictate.

Certain of our executive officers and directors control the direction of our business by means of a significant collective ownership of our Common Stock. The concentrated beneficial ownership of our Common Stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Roger Crystal, our Chief Executive Officer and a director, Kevin Pollack, a former director, our former Chief Financial Officer, Treasurer and Secretary, David D. O’Toole, our Chief Financial Officer, Treasurer and Secretary, Dr. Michael Sinclair, our Executive Chairman and Chairman of the Board, Geoffrey Wolf, a director, Ann MacDougall, a director, Thomas T. Thomas, a director, and Dr. Gabrielle Silver, a director, collectively beneficially own approximately 68.22% of our outstanding Common Stock as of October 10, 2017. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our Certificate of Incorporation, and any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay transactions that our stockholders may favor and may prevent stockholders from changing the direction of our business or management.

After giving effect to our merger into our wholly-owned Delaware subsidiary, provisions of our Certificate of Incorporation, as amended and restated, and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares, and may also frustrate or prevent any attempt by stockholders to change our direction or management. For example, these provisions:

•	prohibit stockholder action by written consent;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	establish a staggered board of directors such that all members of the Board are not elected at one time;

•	allow only the Board to fill any vacancy in the Board by reason of death, resignation or otherwise, or if the number of directors shall be increased; and

•	require a vote of a majority of the shares of our outstanding stock entitled to vote at an election of directors to remove a director.

Our Common Stock is thinly traded on the Nasdaq Capital Market exchange and no assurances can be made about stock performance, liquidity, or maintenance of our Nasdaq listing.

Historically, our Common Stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or Nasdaq). On August 24, 2017, our Common Stock was approved for trading on Nasdaq. Beginning on August 29, 2017, our Common Stock began trading on Nasdaq under the symbol “OPNT.” Although currently listed on Nasdaq, there can be no assurance that we will continue to meet Nasdaq’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our Common Stock. If we are unable to maintain listing on the Nasdaq or if a liquid market for our Common Stock does not develop, our Common Stock may remain thinly traded.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.  Properties.

We do not currently own any physical property.

Our headquarters through August 31, 2017 were located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, California 90401 and were leased for $5,056 per month. We terminated our lease with Premier Office Centers, LLC (“Premier”) effective September 30, 2017.

On May 29, 2017, we entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and will end on August 31, 2018. The monthly rent for August 2017 was $5,000 and the monthly rent for the duration of the term is be $9,000, plus any related operating expenses and taxes. Commencing September 1, 2017, our headquarters are located at this location.

On April 20, 2017, we entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 83 Baker Street, London, England, W1U 6AG. Per the terms of the Office Service Agreement, the first month’s rent is £2,473 with monthly rental payments of £7,521 thereafter. We were required to pay a security deposit of £15,042, which is the equivalent of two months of rent. The Office Service Agreement commenced on May 22, 2017 and terminates on May 31, 2018, with either party being able to terminate this agreement as of May 31, 2018 by providing written notice three months in advance of the termination date of May 31, 2018.

Additionally, we lease office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five-month term ended March 31, 2017. Our lease is with Euston Tower Serviced Offices Ltd. We extended the lease through July 31, 2017 and the lease was subsequently not renewed.

We currently have no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

Item 3.  Legal Proceedings.

On September 15, 2016, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva USA had filed the Teva ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’253 patent. The ’253 patent is listed with respect to NARCAN® in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ’253 patent and/or that the ’253 patent is invalid or unenforceable. On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’253 patent.

On January 3, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’747 patent. The ’747 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ’747 patent or that the ’747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’747 patent.

On March 17, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “March 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’177 patent. The ’177 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ’177 patent and/or that the ’177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’177 patent.

On June 2, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “June 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’965 patent. The ’965 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s June 2017 Notice Letter asserts that its generic product will not infringe the ’965 patent and/or that the ’965 patent is invalid or unenforceable. On July 12, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’965 patent.

In each of the four complaints described above, the Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the applicable patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the applicable patent, and monetary relief as a result of any such infringement.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From April 2007 through January 2016, our Common Stock was listed for quotation on the OTCQB under the symbol “LLTP”. From February 2016, following our name change to Opiant Pharmaceuticals, Inc., until August 28, 2017, our Common Stock was listed for quotation on the OTCQB under the symbol “OPNT”. Beginning on August 29, 2017, our Common Stock began trading on the Nasdaq Capital Market under the symbol “OPNT.”

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low sale prices per share of our Common Stock as reported by Nasdaq.

	High	Low
Fiscal Year 2016
First quarter ended October 31, 2015	$14.00	$6.25
Second quarter ended January 31, 2016	$11.16	$6.00
Third quarter ended April 30, 2016	$11.75	$8.00
Fourth quarter ended July 31, 2016	$10.00	$7.40

Fiscal Year 2017
First quarter ended October 31, 2016	$8.89	$7.01
Second quarter ended January 31, 2017	$8.40	$5.01
Third quarter ended April 30, 2017	$9.06	$6.32
Fourth quarter ended July 31, 2017	$15.29	$5.00

Approximate Number of Equity Security Holders

As of October 10, 2017, there were approximately 84 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our Common Stock will be at the discretion of our Board and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers to be relevant.

Unregistered Sales of Equity Securities

The following represents a summary of the Company’s unregistered issuances of its equity securities during the last three years. Each of the issuances were made pursuant to Section 4(a)(2) of the Securities Act. These issuances qualified for exemption under Section 4(2) since they did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which the Company sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) because they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions.

On September 8, 2017, we and Torreya Partners (Europe) LLP (“Torreya”) entered into a Supplemental Engagement Letter (the “Supplemental Agreement”), which modifies and supplements the Engagement Letter dated December 18, 2014 (the “2014 Agreement”) between the Company and Torreya regarding the engagement of Torreya to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain Products (as defined in the 2014 Agreement) with Adapt. The Supplemental Agreement amends the total consideration to be paid by the Company under the 2014 Agreement from “3.75% of Total Consideration” to, include, among other consideration, shares of Common Stock equal to an aggregate value of $300,000, to be issued by us to Torreya in three equal instalments over a 16-month period commencing September 2017. Payments in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the 10 trading days prior to the relevant date for the payment.

Fiscal Year 2017 – Common Stock

On June 22, 2017, in consideration for the grant of the License under the License Agreement with Aegis, we agreed to pay Aegis two immaterial upfront payments, of which we may elect to pay up to 50% by issuing our Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of our Common Stock over the 20 trading days preceding the date of payment.

On March 16, 2017, we issued 10,745 shares of Common Stock pursuant to a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (the “LOI”) with a pharmaceutical company with certain desirable proprietary information. Per the terms of the LOI, we were obligated to issue these shares upon the one year anniversary of our receipt of a milestone payment from Adapt for the first commercial sale of our product, NARCAN® (naloxone hydrochloride) Nasal Spray, in the U.S.

On March 13, 2017, pursuant to the Third Miles Amendment, and in partial consideration for Mr. Miles’ continued service to us as an advisor through December 31, 2017, we issued Mr. Miles 1,875 shares of Common Stock; and (ii) granted to Mr. Miles a warrant to purchase 45,000 shares of Common Stock (the “Miles Warrant”). The Miles Warrant, which is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash.

Fiscal Year 2016 – Common Stock

On November 10, 2016, we issued 14,327 shares of Common Stock pursuant to the terms of the LOI executed on November 19, 2015. Per the terms of the LOI, the Company was required to issue these shares on the one year anniversary of the effective date of the LOI.

On November 2, 2016, we granted 1,000 restricted shares of Common Stock to a consultant pursuant to a consulting agreement dated October 12, 2016 for consulting services provided by the consultant.

On April 26, 2016, pursuant to the Restated Aegis Agreement, we paid Aegis (i) an aggregate of $300,000, of which we elected to pay up to 50% by issuing shares of our Common Stock to Aegis as consideration for extending the Compound Research Period pursuant to two separate extension payments of $150,000 each, and (ii) 50,000 shares of Common Stock as partial consideration for entering into the Restated Aegis Agreement.

On March 25, 2016, we issued 15,715 shares of Common Stock as a result of the cashless exercise of 30,000 options by a consultant, as described below.

On March 8, 2016, we issued 3,582 shares of unregistered Common Stock to a consultant, pursuant to the terms of the LOI, as a result of the first commercial sale of NARCAN® Nasal Spray by Adapt in the U.S.

On February 8, 2016, we issued 10,746 shares of Common Stock pursuant to the Restated Aegis Agreement because we elected to further extend the period of time during which we could evaluate Aegis’ Technology through August 11, 2016

On February 1, 2016, we issued 5,500 shares of Common Stock to a consultant for consulting services.

On December 16, 2015, we entered into a services agreement with a term of one year. Pursuant to the agreement, we issued 7,000, 9,000, and 11,000 shares of Common Stock in exchange for services rendered by the consultant on December 18, 2015, March 21, 2016, and June 24, 2016, respectively.

On November 19, 2015, we issued 14,327 shares of Common Stock upon the execution of the LOI. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of Common Stock upon the occurrence of various milestones. A total of 3,582 shares were issued as of July 31, 2016 due to achievement of certain milestones.

On October 6, 2015, we entered into an amendment to the Aegis Agreement. This amendment had an effective date of May 19, 2015 and allowed us to evaluate the Technology through August 17, 2015. The amendment also provided an opportunity for us to elect to further extend the period of time during which we could evaluate the Technology through February 13, 2016. In partial exchange for electing to further extend this period of time, we issued 13,697 shares of our Common Stock to Aegis.

Pursuant to an agreement dated September 1, 2015, we issued 10,000 shares of Common Stock in exchange for services rendered by a consultant.

Fiscal Year 2015 – Common Stock

In July 2015, we issued 800 shares of Common Stock to a consultant for services rendered.

In April 2015, we issued 1,232 shares of Common Stock to a consultant for services rendered.

In March 2015, we issued a total of 20,900 shares of Common Stock to two companies and a consultant for services rendered.

In January 2015, we issued a total of 5,000 shares of Common Stock to two consultants for services rendered.

In December 2014, we issued 24,015 shares of Common Stock to a company for services rendered.

In August 2014, we issued 7,846 shares of Common Stock to consultants for services rendered.

Fiscal Year 2017 - Stock Options

On February 6, 2017, we granted an option to purchase 200,000 shares of Common Stock to Phil Skolnick, our Chief Scientific Officer. This option was granted pursuant to Dr. Skolnick’s employment agreement (the “Skolnick Employment Agreement”). Per the terms of Dr. Skolnick’s option agreement, the option shall expire on the day that is the earlier of: (a) 90 calendar days after Dr. Skolnick ceases to provide services to the Company, (b) 90 calendar days after the expiration of the Skolnick Employment Agreement, (c) the date Dr. Skolnick is terminated or there is a Fundamental Transaction (as defined in the Skolnick Employment Agreement), each as contemplated in the Skolnick Employment Agreement, or (d) 10 years from the date of issuance. Each share of Common Stock underlying the Option shall be exercisable on a cashless basis at an exercise price equal to $9.00. The option shall vest as follows: (i) 100,000 shares of Common Stock shall vest on the eighteen month anniversary of the grant date; (ii) 5,555 shares of Common Stock shall vest on each of the nineteen, twenty, twenty-one, twenty-two, twenty-three, twenty-four, twenty-five and twenty-six month anniversaries of the date of grant; and (iii) 5,556 shares of Common Stock shall vest on each of the twenty-seven, twenty-eight, twenty-nine, thirty, thirty-one, thirty-two, thirty-three, thirty-four, thirty-five and thirty-six month anniversaries of the grant date.

On December 24, 2016, we granted an option to purchase a total of 35,000 shares of Common Stock exercisable on a cashless basis to an employee. The option has an exercise price of $10.00 and a term of 10 years. The option vests as follows: 972 shares vest upon each of the first through twenty-eighth month anniversaries of the grant date; and 973 shares vest upon each of the twenty-ninth through thirty-sixth month anniversaries of the grant date.

On November 4, 2016, we appointed Thomas T. Thomas to the Board and granted Mr. Thomas an option to purchase 35,000 shares of Common Stock exercisable on a cashless basis. This option has an exercise price of $10.00, a term of five years and vests as follows: (i) 11,667 shares vested on August 29, 2017 upon the uplisting of the Company to the Nasdaq Stock Market; (ii) 11,667 shares vested on December 13, 2016 upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors starting from November 4, 2016; and 11,666 shares shall vest upon the first submission of a New Drug Application to the FDA for one of our products by us or our licensee.

On October 6, 2016, we granted options to purchase a total of 50,000 shares of Common Stock exercisable on a cashless basis to two employees. These options all have an exercise price of $10.00 and a term of 10 years. The options vest as follows: 1,388 shares vest upon each of the first through twentieth month anniversaries of the grant date; and 1,390 shares vest upon each of the twenty-first through thirty-sixth month anniversaries of the grant date.

Fiscal Year 2016 - Stock Options

On May 17, 2016, we granted options to purchase a total of 70,000 shares of Common Stock exercisable on a cashless basis to Dr. Gabrielle Silver and Ann MacDougall. These options each have an exercise price of $10.00 and a term of five years. The options for each of Dr. Silver and Ms. MacDougall vest as follows: 11,667 shares vested on August 29, 2017 upon the uplisting of the Company to the Nasdaq Stock Market; 11,667 shares vested on December 13, 2016 upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors commencing May 5, 2016; and 11,666 shares shall vest upon the first submission of a NDA to the FDA for one of our products by either us or our licensee.

On October 27, 2015, we granted options to purchase a total of 1,437,500 shares of Common Stock exercisable on a cashless basis to the then-Board members and a senior executive of the Company. Each of these options have an exercise price of $7.25, a term of 10 years and vested immediately upon grant. Each stock option may only be exercised between the following dates: (i) the first to occur of: (A) the commencement of three trials on or subsequent to October 23, 2015; or (B) (1) the approval by the FDA of the NDA with respect to the Opioid Overdose Reversal Treatment Product, and (2) the commencement of two trials on or subsequent to October 23, 2015; and (ii) the expiration date. As of April 30, 2016, the conditions for exercisability were met and the options were fully exercisable.

Fiscal Year 2015 - Stock Options

On July 15, 2015, we granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of three years and vested immediately.

On March 19, 2015, we granted 32,000 cashless stock options with an exercise price of $15.00 per share to a consultant for services rendered. These options have a term of five years and vested immediately.

On March 19, 2015, we granted 48,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of five years and vested immediately.

On January 25, 2015, we granted 10,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of five years and vested immediately.

On January 9, 2015, we granted 15,000 cashless stock options with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of five years and vested immediately.

On November 12, 2014, we granted an option to purchase 30,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $10.00 per share to a consultant for services rendered. These options have a term of five years and vest over three years.

On November 12, 2014, we granted an option to purchase 20,000 shares of Common Stock exercisable on a cashless basis with an exercise price of $15.00 per share to a consultant for services rendered. This option has a term of five years and vest over three years.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2017, we did not have in effect any compensation plans under which our equity securities were authorized for issuance.

Item 6. Selected Financial Data.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended July 31, 2017 and 2016 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this Annual Report, the “Risk Factors” contained in Item 1A of this Annual Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report, and the other information appearing elsewhere in, or incorporated by reference into, this Annual Report.

Overview

We are a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive and eating disorders, primarily focused on using opioid antagonists.

We developed a treatment for reversing opioid overdoses in collaboration with the NIDA, part of the NIH. This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray, was approved by the FDA in November 2015, and is marketed by Adapt, an Ireland-based pharmaceutical company.

We have not consistently attained profitable operations and have historically depended upon obtaining sufficient financing to fund our operations. We anticipate if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of our Common Stock and/or financings from the sale of interests in our prospective products and/or royalty transactions. However, we may not be able to generate sufficient revenues or raise sufficient funding to fund our operations.

We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

On October 2, 2017, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist, (iii) our Delaware subsidiary became the surviving corporation, (iv) each share of our Common Stock outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of common stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, $0.001 par value per share, and (v) the certificate of incorporation and bylaws of our Delaware subsidiary were adopted as our certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by our Board and stockholders representing a majority of outstanding Common Stock.

We developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. We plan to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. We aim to identify and progress drug development opportunities with the potential to file additional NDAs with the FDA within three years. We also plan to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, we plan to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

Our current pipeline of product candidates includes treatments for Eating Disorders (ongoing Phase II in BN), a treatment of AUD and a heroin vaccine. We are also focused on other treatment opportunities.

Results of Operations

Year Ended July 31, 2017 Compared to Year Ended July 31, 2016

	For the Year Ended		Increase (Decrease)
	July 31, 2017	July 31, 2016	Amount	Percentage
Revenue	$18,445,996	$9,897,595	$8,548,401	86%
Operating expenses:
General and administrative	6,530,533	14,509,400	(7,978,867)	(55)%
Research and development	3,171,599	2,808,757	362,842	13%
Selling expenses	1,651,099	317,917	1,333,182	419%
Total operating expenses	11,353,231	17,636,074	(6,282,843)	(36)%
Income (loss) from operations	7,092,765	(7,738,479)	14,831,244	192%
Other income (expense), net	38,322	(75,777)	114,099	151%
Income (loss) before provision for income taxes	7,131,087	(7,814,256)	14,945,343	191%
Provision for income taxes	550,474	-	550,474	-
Net income (loss )	$6,580,613	$(7,814,256)	$14,394,869	184%

Net Revenue

During the fiscal year ended July 31, 2017, we recorded net revenue of $18.4 million, which represents an increase of $8.5 million, or 86%, from the $9.9 million of net revenue recorded during the fiscal year ended July 31, 2016. The $8.5 million year-over-year increase in net revenue was due primarily to the recognition of net revenue of $17.5 million from the sale to SWK of our right to receive, commencing on October 1, 2016, Royalties (as defined in the SWK Purchase Agreement) arising from the sale, by Adapt, of our NARCAN® (naloxone hydrochloride) Nasal Spray. The $17.5 million of net revenue recorded in relation to the SWK Purchase Agreement consists of an initial payment of $13.7 million made by SWK to us in December 2016 and an additional payment of $3.8 million earned by us as of July 31, 2017 with the funds being received by us in August 2017. The $3.8 million payment was earned by us because net sales of our NARCAN® product exceeded $25 million, in the aggregate, for the calendar quarters ended March 31, 2017 and June 30, 2017.

Fiscal year 2016 royalty and licensing net revenue consisted entirely of royalties received by us from Adapt in relation to sales of our NARCAN® product and included (i) a $2 million milestone payment made by Adapt to us related to the FDA’s approval of NARCAN® for the emergency treatment of known or suspected opioid overdose and (ii) a $2 million milestone payment from Adapt that was due to us upon the first commercial sale of NARCAN® in the U.S.

The following table summarizes our royalty and licensing net revenue for fiscal years ended July 31, 2017 and 2016:

	Fiscal Year Ended July 31 2017	Fiscal Year Ended July 31, 2016	Variance
Royalties related to SWK Purchase Agreement	$17,460,000	$-	$17,460,000
Royalties related to Adapt Agreement	946,142	5,097,595	(4,151,453)
	$18,406,142	$5,097,595	$13,308,547

The $13.3 million increase in royalty and licensing net revenue was partially offset by the $4.8 million decrease in treatment investment net revenue, as fiscal year 2017 treatment investment net revenue was $40,000 as compared to the $4.8 million recorded during fiscal year 2016. The $40,000 of fiscal year 2017 treatment investment net revenue was related entirely to our BED program, while the entire $4.8 million of fiscal year 2016 treatment investment net revenue was related to the sale of OORT Net Profit interests. Treatment investment net revenue related to the sale of OORT Net Profit interests was zero during fiscal year 2017 because we had recognized all net revenue related to the sale of OORT Net Profit interests during the fiscal year ended July 31, 2016. The revenue from these sales was recognized during the year ended July 31, 2016 because either the investment did not contain an option to exchange OORT Net Profit interests for shares of our Common Stock or the product was approved by the FDA and marketed, which negated the investor’s option to exchange OORT Net Profit interests for shares of our Common Stock, and the research and development work related to the product was completed as of July 31, 2016.

General and Administrative Expenses

Fiscal year 2017 general and administrative expenses totaled $6.5 million, which represents a decrease of $8.0 million, or 55.0%, as compared to the $14.5 million of general and administrative expenses incurred during fiscal year 2016. The primary reason for the significant reduction in general and administrative expenses was the $9.4 million reduction in stock based compensation expense during fiscal year 2017 as compared to fiscal year 2016. Stock based compensation expense totaled $1.1 million during fiscal year 2017, while fiscal year 2016 stock based compensation was $10.5 million. Stock based compensation expense for fiscal year 2016 included $9.2 million of expense related to options granted to four of our directors during 2016, with the entire value of these options being expensed during fiscal year 2016. The $9.4 million reduction in fiscal year 2017 stock based compensation expense was partially offset by $0.2 million paid to certain OORT investors per the terms of their amended agreements during the fiscal year ended July 31, 2017. Fiscal year 2017 decrease, as compared to fiscal year 2016, in general and administrative expenses such as legal fees, accounting fees, insurance expense, rent, and travel also partially offset the $9.4 million fiscal year 2017 reduction in stock based compensation expense.

Selling Expenses

Our selling expenses for the fiscal years ended July 31, 2017 and 2016 were $1.7 million and $0.3 million, respectively. The $1.3 million increase in fiscal year 2017 selling expenses as compared to fiscal year 2016 is due entirely to additional selling expenses during fiscal year 2017 as related to the sale of Royalties to SWK (see Note 10 – Sale of Royalties).

Research and Development

During the year ended July 31, 2017, we recorded research and development expenses totaling $3.2 million, which represents an increase of $0.4 million, or 12.9%, as compared to the $2.8 million of research and development expenses incurred during the year ended July 31, 2016. The increase in fiscal year 2017 research and development expenses, as compared to fiscal year 2016, is due primarily to expenses incurred related to our Bulimia project and the hiring of Dr. Phil Skolnick as our Chief Scientific Officer in February 2017. Partially offsetting the increase in these expenses was the decrease in stock based compensation expense during fiscal year 2017, which decreased by $0.4 million as compared to fiscal year 2016. This decrease was the result of less stock based compensation expense related to options granted prior to fiscal year 2017.

Interest Expense, net

Net interest income for the fiscal year ended July 31, 2017 totaled $20,000, which consisted of $24,000 of interest income that was partially offset by $4,000 of interest expense. The $20,000 of net interest income recorded during fiscal year 2017 represents an increase of $32,000 as compared to the $12,000 of net interest expense that we recorded during fiscal year 2016. During fiscal year 2016, total interest expense was $12,000, which was partially offset by $500 of interest income. Interest income for both fiscal year 2017 and 2016 consisted entirely of interest earned on bank deposits, while interest expense for both fiscal years was related entirely to our outstanding debt.

The $23,000 increase in fiscal year 2017 interest income as compared to fiscal year 2016 was due entirely to our significantly higher cash balances that resulted primarily from the $13.7 million received from SWK in December 2016.

The $9,000 decrease in interest expense for fiscal year 2017 as compared to fiscal year 2016 is due to the reduction in our outstanding debt, as we had repaid all outstanding debt as of December 2016.

The following table details our net interest income (expense):

	For the Fiscal Year Ended
	July 31, 2017	July 31, 2016	Variance
Interest income	$23,682	$541	$23,141
Interest expense	(3,716)	(12,431)	8,715
Net interest income (expense)	$19,966	$(11,890)	$31,856

Gain (Loss) on Foreign Currency Exchange Rates

During the fiscal year ended July 31, 2017, we recorded an $18,000 gain on foreign currency exchange rates, which represents an increase of $82,000 from the $64,000 loss on foreign currency exchange rates that we recorded during the fiscal year ended July 31, 2016. We maintain cash balances in several currencies and also incurs expenses in several currencies, both of which subject us to foreign currency exchange rate fluctuations.

Net Income (Loss)

Net income for the year ended July 31, 2017 was $6.6 million, which represents an increase of $14.4 million from the $7.8 million net loss for the year ended July 31, 2016. The increase in net income was caused primarily by an increase in net revenue of $8.5 million as compared to fiscal year 2016. In addition, fiscal year 2017 general and administrative expenses decreased by $8.0 million as compared to fiscal year 2016. The increase in net revenue, and the decrease in general and administrative expenses, were the primary reasons for the significant increase in net income for the year ended July 31, 2017 as compared to the year ended July 31, 2016.

Liquidity and Capital Resources

Our cash balance at July 31, 2017 was $6.9 million, which represents an increase of $5.4 million from the $1.5 million cash balance at July 31, 2016. Accounts receivable at July 31, 2017 totaled $3.8 million, which is an increase of $3.5 million from the $0.3 million accounts receivable balance at July 31, 2016.

Our working capital was $6.6 million as of July 31, 2017, while working capital as of July 31, 2016 was a negative $2.4 million.

Total liabilities were $6.5 million as of July 31, 2017, which represents a decrease of $0.1 million from total liabilities of $6.6 million as of July 31, 2016.

During the year ended July 31, 2017, we received net proceeds in the amount of $13.7 million from the sale to SWK (see Note 10 – Sale of Royalties) of our right to receive, commencing on October 1, 2016, Royalties arising from the sale, by Adapt, of our NARCAN® Nasal Spray product. This sale of Royalties was the primary reason for the significant increase in cash as of July 31, 2017 as compared to July 31, 2016.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	For the Fiscal Year Ended
	July 31, 2017	July 31, 2016
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$5,556,162	$(915,287)
Net cash used in financing activities	-	(7,537)
Net cash (used in) provided by financing activities	(165,000)	1,970,000
Net decrease in cash and cash equivalents	$5,391,162	$1,047,176

Cash provided by (used in) operating activities

During the year ended July 31, 2017, net cash provided by operating activities was $5.6 million, which was primarily due to net income of $6.6 million, as well as non-cash items as adjustments for stock based compensation of warrants and options of $1.5 million and increase in accounts payable and accrued liabilities of $2.1 million, offset with an increase of accounts receivable of $3.4 million and a decrease in accrued salaries and wages of $1.2 million.

During the year ended July 31, 2016, net cash used in operating activities used in operating activities was $0.9 million, which was primarily due to net loss of $7.8 million, as well as a decrease in deferred revenue of $4.8 million, offset with an increase of non-cash items as adjustments for stock based compensation of options of $10.3 million and issuance of Common Stock for services.

Cash provided by used in investing activities

There were no investing activities for the year ended July 31, 2017. During the year ended July 31, 2016, net cash used in operations was $8,000, which was due to the purchase of equipment.

Cash provided by (used in) provided by financing activities

During the year ended July 31, 2017, net cash used in financing activities was $0.2 million which was due to the repayment of note payable.

During the year ended July 31, 2016, net cash provided by financing activities was $2.0 million, which was due to proceeds from the Adapt Agreement, as amended by the Adapt Amendment, in the amount of $2.1 million, offset with the net repayment of a related party note in the amount of $0.1 million.

We believe that, based on our current level of operations, our existing cash resources will provide adequate funds for ongoing operations and working capital requirements for at least the next 12 months.

Plan of Operation

During the fiscal year ending July 31, 2018, we aim to broaden our product pipeline and anticipate commencing further trials based on our existing as well as potential patents.

After certain obligations with respect to the Purchase Agreement with SWK are satisfied, we anticipate receiving revenues pursuant to the Adapt Agreement. Pursuant to the Adapt Agreement, in exchange for licensing its treatment to Adapt, we could receive total potential development and sales milestone payments in excess of $20 million, plus up to double-digit royalties. In November 2015, the FDA approved NARCAN® for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. In December 2015, we received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN®. On March 7, 2016, we received a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN® in the U.S. In October 2016, we received $500,000 from Adapt as a regulatory milestone payment pursuant to the Adapt Agreement. This payment was triggered by the Health Canada approval of NARCAN®. Pursuant to the Adapt Agreement, we also have received royalty payments. In April 2016, we received $105,000 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the first calendar quarter of 2016. On August 8, 2016, we received $234,000 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the second calendar quarter of 2016. On November 3, 2016, we received $524,000 in royalty payments due from Adapt from commercial sales of NARCAN® in the U.S during the third calendar quarter of 2016.

On December 13, 2016, we received an upfront purchase price of $13.7 million from SWK pursuant to the SWK Purchase Agreement. On August 10, 2017, we received an additional $3.8 million from SWK upon satisfaction of the Earn Out Milestone. Pursuant to the SWK Purchase Agreement, we sold our right to receive, commencing on October 1, 2016, all Royalties arising from the sale by Adapt, pursuant to the Adapt Agreement, of NARCAN® or any other Product (as defined in the SWK Purchase Agreement), up to (i) $20.6 million and then the Residual Royalty (as defined in the SWK Purchase Agreement) thereafter or (ii) $26.3 million, if Adapt has received in excess of $25 million of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The $3.8 million payment became payable upon the achievement of the Earn Out Milestone which was achieved during the quarters ended March 31, 2017 and June 30, 2017. Therefore, upon SWK’s recoupment of the “Capped Royalty Amount”, or $26.3 million, SWK will only be entitled to receive the Residual Royalty, or a maximum of 10% of all Royalties (subject to certain reductions), thereafter, with the remaining at least 90% of all Royalties payable to us.

We plan to evaluate the use of a nasal opioid antagonist to treat BN and on March 20, 2017, we announced that we have initiated a Phase II clinical trial evaluating our novel nasally-delivered opioid antagonist candidate, OPNT001, as a potential treatment for BN. We also plan to advance OPNT002, for the treatment of AUD, into additional clinical trials, aim to collaborate with other parties and progress its drug development program for BED, and are developing a treatment for CocUD and a heroin vaccine.

Net Profit Interests

NARCAN®

We have entered into agreements with certain investors whereby, in exchange for funding for the research, development, marketing and commercialization of a product relating to our treatment to reverse opioid overdoses (the “Opioid Overdose Reversal Treatment Product”), we provided such investors with an interest in any pre-tax profits received by us that were derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by us in connection with the Opioid Overdose Reversal Treatment Product, including but not limited to an allocation of our overhead devoted by us to product-related activities, which allocation shall be determined in good faith by us (the “OORT Net Profit”). A summary of the investor agreements is below, and categorized by investor:

Potomac Construction Limited (“Potomac”):

•	On April 16, 2013, we entered into an agreement with Potomac (as clarified by the letter agreement dated October 15, 2014 (“Potomac Agreement No. 1”)) for funding from Potomac for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product in the amount of $600,000, in exchange for a 6.0% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until April 22, 2018, to buy back all or any portion of the interest at the price of $600,000 for the full 6.0% interest (the “Potomac Interest No. 1 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we shall pay Potomac 1.8 times the Potomac Interest No. 1 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than 4.25 years from the date of the investment, we will pay Potomac 3.15 times the Potomac Interest No. 1 Buyback Amount. During the year ended July 31, 2015, the Company recognized $600,000 as revenue because the investor’s option to receive the shares of Common Stock expired unexercised, and the research and development work related to the product was completed as of July 31, 2015.

•	On May 30, 2013, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”)) for additional funding from Potomac in the amount of $150,000 for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product, in exchange for an additional 1.5% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted the us the right, during the period from April 12, 2017 until July 5, 2018, to buy back all or any portion of the interest from Potomac at the price of $150,000 for the full 1.5% interest (the “Potomac Interest No. 2 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 2 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than 4.25 years from the date of the investment, we will pay Potomac 3.15 times the Potomac Interest No. 2 Buyback Amount. During the year ended July 31, 2015, the Company recognized $150,000 as revenue because the investor’s option to receive the shares of Common Stock expired unexercised, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2015.

•	On September 9, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014, “Potomac Agreement No. 3”) for additional funding from Potomac in the amount of $500,000 for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. During the year ended July 31, 2016, we recognized $500,000 as revenue because Potomac’s option to receive shares of Common Stock pursuant to the agreement terminated by its terms. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until September 30, 2019, to buyback all or any portion of the interest at the price of $500,000 for the full 0.98% interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than September 30, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount.

•	On October 31, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”) for additional funding from Potomac in the amount of $500,000 for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until November 28, 2019, to buyback all or any portion of the interest at the price of $500,000 for the full 0.98% interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and on or prior to November 28, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount. During the year ended July 31, 2016, we recognized $500,000 as revenue because its option to receive 50,000 shares of Common Stock in exchange for its entire interest terminated by its terms.

•	On December 8, 2015, we entered into a new agreement with Potomac (“Potomac Agreement No. 5”) for additional funding in the amount of $500,000 for use by us for any purpose, in exchange for an additional 0.75% interest in the OORT Net Profit in perpetuity. During the year ended July 31, 2016, we recognized $500,000 as revenue because the investment did not contain any option to exchange the 0.75% interest for shares of our Common Stock. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until December 17, 2020, to buyback all or any portion of the interest at the price of $500,000 for the full 0.75% interest (the “Potomac Interest No. 5 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 5 Buyback Amount; provided, further, that in the event we exercise this right within after 3.25 years of the date of the Investment and on or prior to December 17, 2020, we will pay Potomac 3.15 times the Potomac Interest No. 5 Buyback Amount.

Ernst Welmers (“Welmers”):

•	On May 15, 2014, we entered into an agreement with Welmers (the “Welmers Agreement”) and received funding from Welmers in the amount of $300,000 for use by us for any purpose, in exchange for a 1.5% interest in the OORT Net Profit in perpetuity. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the option to exchange such interest for 37,500 shares of our Common Stock terminated by its terms. During the year ended July 31, 2016, we recognized $300,000 as revenue because the investor’s option to receive the shares of our Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

Valour Fund, LLC (“Valour”):

•	On July 22, 2014, we received a $3.0 million commitment from a foundation (the “Foundation”) which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit in perpetuity. On July 28, 2014, we received an initial investment of $111,470 from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, we made capital calls of $422,344, $444,530, $1,033,614 and $988,042, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result of such approval occurring prior to July 22, 2016, the option to exchange its interest for shares of our Common Stock at an exchange rate of 10 shares for every dollar of its investment terminated by its terms. During the year ended July 31, 2016, we recognized $3.0 million as revenue because the option to receive the shares of our Common Stock terminated by its terms.

LYL Holdings Inc. (“LYL”)

•	On June 1, 2017 (the “LYL Effective Date”), we entered into an amendment with LYL (the “LYL Amendment”) to the Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”). Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), LYL granted us the right to buyback all or any portion of the interest at the price of $500,000 for the full 5.0% interest (the “LYL Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the LYL Effective Date, we will pay LYL 1.8 times the LYL Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, we will pay LYL 3.15 times the LYL Interest Buyback Amount. In consideration for LYL entering into the LYL Amendment, upon our receipt after the LYL Effective Date of at least $3 million from (i) SWK under the SWK Purchase Agreement and/or (ii) Adapt under the Adapt Agreement, fifty percent of all actual amounts received by us from SWK will be used in determining the Net Profit (as defined in the LYL Agreement).

Binge Eating Disorder (BED)

We have entered into agreements with Potomac whereby, in exchange for funding for any purpose, we have provided Potomac with an interest in our BED treatment product (the “BED Treatment Product”) and pay Potomac a percentage of the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by us in connection with the BED Treatment Product, including but not limited to an allocation of our overhead (the “BED Net Profit”). A summary of the investor agreements is below:

•	On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250,000 for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized $39,854 as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 0.5% Investor Interest terminated by its terms.

•	On September 17, 2014, we entered into an agreement with Potomac for additional funding in the amount of $500,000. In exchange for this funding, we agreed to provide Potomac with an additional 1.0% interest in our BED Treatment Product and pay Potomac an additional 1.0% of the BED Net Profit in perpetuity. Because the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor will have a 60 day option to exchange its entire 1.0% interest for 62,500 shares of our Common Stock.

•	On July 20, 2015, we entered into an agreement with Potomac for additional funding in the amount of $250,000. In exchange for this funding, we agreed to provide Potomac with an additional 0.50% interest in our BED Treatment Product and pay Potomac an additional 0.5% of the BED Net Profit in perpetuity. If the BED Treatment Product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, Potomac will have a 60 day option to exchange its 0.5% interest for 25,000 shares of our Common Stock.

We now aim to collaborate with other parties and progress our drug development program for BED.

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618,000, $715,500 and $266,500 from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. We will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 606. In the event Valour chooses to exchange its 2.13% interest, in whole or in part, for shares of our Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

On March 13, 2017, we entered into a third amendment (the “Third Miles Amendment”) to the Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Miles Agreement”), as previously amended on February 24, 2015 (the “First Miles Amendment”) and March 19, 2015 (the “Second Miles Amendment” and, together with the Initial Miles Agreement, the First Miles Amendment and the Third Miles Amendment, the “Miles Agreement”). As provided by the Third Miles Amendment, and in consideration for Mr. Miles’ continued service to us as an advisor through December 31, 2017, we: (i) paid Mr. Miles $107,805 in cash and issued Mr. Miles 1,875 shares of Common Stock; (ii) granted to Mr. Miles the right to receive, subject to adjustment under the Third Miles Amendment, 1.25% of the Net Profit (as defined by the Third Miles Amendment) generated from the Product (as defined by the Third Miles Amendment) from the Effective Date (as defined by the Third Miles Amendment) (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture (as defined by the Third Miles Amendment) of the Company, 1.25% of the net proceeds of such sale, subject to adjustments and, in the event of sale of the Company, the Fair Market Value (as defined by the Third Miles Amendment) of the Product; (iii) will pay Mr. Miles $17,000 per calendar quarter during 2017; and (iv) granted to Mr. Miles a warrant to purchase 45,000 shares of Common Stock (the “Miles Warrant”). The Miles Warrant, which is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, Miles granted us the right to buyback the 1.25% interest or any portion thereof at a price of $187,500 for the full 1.25% interest (the “Miles Buyback Amount”); provided, however, that, in the event we exercise this right within 2.5 years after the Effective Date, we will pay Mr. Miles two times the Miles Buyback Amount; provided, further, that, in the event we exercise such right after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, we will pay Mr. Miles 3.5 times the Miles Buyback Amount.

We valued the Miles Warrant using the Black-Scholes option pricing model, which resulted in a value of $229,360 (see Note 8 Stockholders’ Equity). We recorded the entire $229,360 as a non-recurring, and non-cash, expense during the year ended July 31, 2017. Furthermore, we paid Mr. Miles $34,000 in cash compensation, which represents payment in full for the first two calendar quarters of 2017.

On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300,000 for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30,000. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56,250 for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount. Furthermore, upon our receipt after the Welmers Effective Date of at least $3.0 million from (i) SWK pursuant to the SWK Purchase Agreement, and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by us from SWK shall be used in determining the Net Profit.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our significant judgments and estimates used in preparation of our consolidated financial statements.

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

We issue restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the Common Stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

We issue options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

In addition, we evaluate each arrangement to determine whether or not it qualifies as a multiple-deliverable revenue arrangement under ASC 605-25. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the research and development services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining research and development itself, and when we have no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

We recognize revenue from milestone payments upon achievement of the milestones and when we have no further involvement or obligation to perform services, as related to that specific element of the arrangement, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met.

We recognize revenue from royalty revenue when we have fulfilled the terms of the contractual agreement and have no material future obligation, other than inconsequential and perfunctory support, and the amount of the royalty fee is determinable and collection is reasonably assured.

Licensing Agreement

On December 15, 2014, we entered into the Adapt Agreement with Adapt, as amended on December 13, 2016. We provided Adapt a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray. In exchange for licensing our treatment, we received a nonrefundable, upfront license fee of $500,000 in December 2014. We also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. We evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

We could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN® generated by Adapt. During the year ended July 31, 2016, we received $4.5 million of milestone payments and recognized royalty revenues of approximately $418,000. During the year ended July 31, 2017, we recognized royalty payments of approximately $18.4 million.

In addition, pursuant to the Adapt Agreement, we are required to contribute $2.5 million of development, regulatory and commercialization costs, some of which was credited for costs incurred by us prior to the execution of the Adapt Agreement. At July 31, 2016, we had contributed the full $2.5 million.

In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

We recognize revenue for fees related to participation in the initial development plan and joint development calls as revenue once the fee is received and we have performed the required services for the period. During the year ended July 31, 2016, the Company recognized fees of approximately $180,000.

Treatment Investments

With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of our Common Stock, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 605. In the event the investor chooses to convert interests into shares of Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

Sale of Royalties

Under the SWK Purchase Agreement, we received an upfront purchase price of $13.8 million, less $40,000 of legal fees, and recognized an additional $3.8 million when certain milestones were achieved during the fiscal year ended July 31, 2017.

During the fiscal year ended July 31, 2017, the Company recognized proceeds of $17.5 million as revenue associated with the SWK Purchase Agreement immediately as a result of (i) the executed agreement constituting persuasive evidence of an arrangement, (ii) the Company having no current or future performance obligations, (iii) the total consideration being fixed and known at the time of its execution and there being no rights of return, and (iv) the cash having been received and non-refundable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of July 31, 2017 and 2016.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards have been evaluated. Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended July 31, 2017 (See Note 3 - Summary of Significant Accounting Policies).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Opiant Pharmaceuticals, Inc.

Index to Consolidated Financial Statements

July 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Opiant Pharmaceuticals, Inc.

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Opiant Pharmaceuticals, Inc. and subsidiary (collectively, the “Company”) as of July 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opiant Pharmaceuticals, Inc. and subsidiary as of July 31, 2017 and 2016 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
October 13, 2017

Opiant Pharmaceuticals, Inc.

Consolidated Balance Sheets

As of July 31, 2017 and 2016

	July 31,	July 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$6,872,555	$1,481,393
Accounts receivable	3,750,000	312,498
Prepaid expenses and other current assets	164,887	62,404
Total current assets	10,787,442	1,856,295

Other assets
Computer equipment (net of accumulated depreciation of $4,784 at July 31, 2017 and $1,016 at July 31, 2016)	2,753	6,521
Patents and patent applications (net of accumulated amortization of $9,760 at July 31, 2017 and $8,388 at July 31, 2016)	17,690	19,062

Total assets	$10,807,885	$1,881,878

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,211,971	$140,584
Accrued salaries and wages	1,701,359	3,681,250
Note payable	-	165,000
Deferred revenue	253,619	250,000
Total current liabilities	4,166,949	4,236,834

Long-term Liabilities
Deferred revenue	2,306,527	2,350,000
Total liabilities	6,473,476	6,586,834

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized; 2,026,608 shares issued and outstanding at July 31, 2017 and 1,992,433 shares issued and outstanding at July 31, 2016	2,026	1,992
Additional paid-in capital	58,937,112	56,478,394
Accumulated deficit	(54,604,729)	(61,185,342)
Total stockholders' equity (deficit)	4,334,409	(4,704,956)
Total liabilities and stockholders' equity (deficit)	$10,807,885	$1,881,878

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Consolidated Statements of Operations

For the years ended July 31, 2017 and 2016

	For the
	Year Ended
	July 31,
	2017	2016

Revenues
Royalty and licensing revenue	$18,406,142	$5,097,595
Treatment investment revenue	39,854	4,800,000
Total revenue	18,445,996	9,897,595

Operating expenses
General and administrative	6,530,533	14,509,400
Research and development	3,171,599	2,808,757
Selling expenses	1,651,099	317,917
Total operating expenses	11,353,231	17,636,074

Income (loss) from operations	7,092,765	(7,738,479)

Other income (expense)
Interest income (expense), net	19,966	(11,890)
Income (loss) on foreign exchange	18,356	(63,887)
Total other income (expense)	38,322	(75,777)

Income (loss) before provision for income taxes	7,131,087	(7,814,256)

Provision for income taxes	550,474	-

Net income (loss)	$6,580,613	$(7,814,256)

Income (loss) per share of common stock:
Basic income (loss) per share	$3.27	$(4.09)
Diluted income (loss) per share	$2.94	$(4.09)
Weighted average number of common stock outstanding:
Basic	2,014,540	1,910,489
Diluted	2,235,851	1,910,489

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Years Ended July 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

Stock issued upon the exercise of options	15,715	15	(15)	-	-

Stock issued for services	134,852	135	1,185,344	-	1,185,479

Stock based compensation from issuance of stock options	-	-	10,310,546	-	10,310,546

Net loss	-	-	-	(7,814,256)	(7,814,256)

Balance at July 31, 2016	1,992,433	$1,992	$56,478,394	$(61,185,342)	$(4,704,956)

Reconciling adjustment to record shares issued in prior year for the conversion of debt into common stock and rounding in relation to 1-for-100 reverse stock split	6,228	6	(6)	-	-

Stock issued for services	27,947	28	190,399	-	190,427

Stock based compensation from issuance of stock options	-	-	1,277,139	-	1,277,139

Stock based compensation from issuance of stock warrants	-	-	229,360	-	229,360

Forgiveness of related party debt	-	-	761,826	-	761,826

Net income	-	-	-	6,580,613	6,580,613

Balance at July 31, 2017	2,026,608	$2,026	$58,937,112	$(54,604,729)	$4,334,409

The accompanying notes are an integral part of these consolidated financial statements

Opiant Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2017 and 2016

	For the Year Ended
	July 31, 2017	July 31, 2016
Cash flows from operating activities
Net income (loss)	$6,580,613	$(7,814,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,140	2,389
Issuance of common stock for services	190,427	1,185,479
Stock based compensation from issuance of options	1,277,139	10,310,546
Stock based compensation from issuance of warrants	229,360	-
Note payable issued for services	-	165,000

Changes in assets and liabilities:
(Increase) in accounts receivable	(3,437,502)	(312,498)
(Increase) in prepaid expenses and other current assets	(102,483)	(29,261)
Increase (decrease) in accounts payable and accrued liabilities	2,071,387	(174,876)
Increase (decrease) in accrued salaries and wages	(1,218,065)	552,190
Decrease in deferred revenue	(39,854)	(4,800,000)
Net cash provided by (used in) operating activities	5,556,162	(915,287)

Cash flows from investing activities
Purchase of equipment	-	(7,537)
Net cash used in investing activities	-	(7,537)

Cash flows from financing activities
Proceeds from related parties notes payable	-	151,191
Repayment of related parties notes payable	-	(281,191)
Repayment of note payable	(165,000)	-
Investment received in exchange for royalty agreement	-	2,100,000
Net cash (used in) provided by financing activities	(165,000)	1,970,000

Net increase in cash and cash equivalents	5,391,162	1,047,176
Cash and cash equivalents, beginning of period	1,481,393	434,217
Cash and cash equivalents, end of period	$6,872,555	$1,481,393

Supplemental disclosure
Interest paid during the period	$4,828	$78,865

Non-Cash Transactions
Forgiveness of related party debt	$761,826	$-
Cashless exercise of options	$-	$15
Reconciling adjustment to record shares issued in prior year for the conversion of debt into common stock and rounding in relation to 1-for-100 reverse stock split	$6	$-

The accompanying notes are an integral part of these consolidated financial statements

Opiant Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the years ended July 31, 2017 and 2016

Note 1. Organization and Basis of Presentation

Opiant Pharmaceuticals, Inc. (the “Company”), a Nevada corporation, is a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company is developing opioid antagonist treatments for substance use, addictive and eating disorders. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN® (naloxone hydrochloride) Nasal Spray. The Company’s fiscal year end is July 31.

Note 2. Liquidity and Financial Condition

The Company had net income of $6,580,613 for the year ended July 31, 2017 and has an accumulated deficit of $54,604,729 at July 31, 2017 from having incurred losses, with the exception of the year ended July 31, 2017, since its inception. The Company has $6,620,493 of working capital at July 31, 2017 and provided $5,556,162 of cash in its operating activities during the year ended July 31, 2017. The Company has financed its operations primarily through non-equity cash investments by a number of investors, in exchange for an interest in any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product (see Note 7 – Deferred Revenue).

In December 2014, the Company and Adapt entered into a license agreement (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to the Company. Pursuant to the Adapt Agreement, Adapt received from the Company a global license to develop and commercialize the Company’s intranasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing its treatment to Adapt, the Company could receive total potential regulatory and sales milestone payments of more than $20 million, plus up to double-digit percentage royalties on net sales.

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt of NARCAN® or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 after the Earn Out Milestone was achieved during the first two calendar quarters in 2017.

For the year ended July 31, 2016, the Company concluded that there was substantial doubt about the Company’s ability to continue as a going concern.  During the year ended July 31, 2017, the Company received $17,460,000 in milestone and royalty payments. These payments have increased liquidity in order to provide sufficient working capital for the Company to continue the advancement of its programs. In addition, the royalties and milestones from the Adapt Agreement could generate meaningful revenue and corresponding cash. Lastly, with the uplisitng to NASDAQ, the Company will have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means.  The Company believes that in totality these factors have resolved the substantial doubt regarding the Company’s ability to continue as a going concern.

The Company believes that it has sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts for the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $6,872,555 and $1,481,393 at July 31, 2017 and 2016, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85,000 by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the year ended July 31, 2017, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the years ended July 31, 2017 and 2016.

Long-Lived Assets

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to 7 years). The Company’s capitalizes all asset purchases greater than $2,500 having a useful life greater than one year. The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight-line method over their estimated useful lives (20 years).

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

Earnings (Loss) per Share

The Company follows ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the respective period presented in the Company’s accompanying consolidated financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of Common Stock equivalents (primarily outstanding options and warrants).

Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the Common Stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, as of July 31, 2017 and 2016, respectively:

	For the Year Ended July 31, 2017			For the Year Ended July 31, 2016
	Net Income	Weighted Average Common Shares Outstanding	Per Share $	Net Loss	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Net income (loss) attributable to common stock	$6,580,613	2,014,540	$3.27	$(7,814,256)	1,910,489	$(4.09)

Effective of Dilutive Securities:
Stock options and warrants	-	221,311	-	-	-	-

Diluted:
Net income (loss) attributable to common stock, including assumed conversions	$6,580,613	2,235,851	$2.94	$(7,814,256)	1,910,489	$(4.09)

As of July 31, 2017, potentially dilutive Common Stock equivalents were 221,311 and consisted of options and warrants. Common Stock equivalents were not included in the calculation of dilutive loss per share as of July 31, 2016 because the result would have been anti-dilutive.

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

Stock-Based Compensation

ASC 718 Compensation – Stock Compensation prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The Company had stock-based compensation of $1,696,926 and $11,496,025 for the years ended July 31, 2017 and 2016, respectively.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and note payable. The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

As of July 31, 2017 and 2016, the Company did not have any financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balances as of July 31, 2017 and July 31, 2016 were zero.

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

The Company recognizes revenue from royalty revenue when the Company has fulfilled the terms of the contractual agreement, has no material future obligation and the amount of the royalty fee is determinable and collection is reasonably assured.

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

The Company could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the year ended July 31, 2016, the Company received $4,500,000 of milestone payments and recognized royalty revenues of approximately $418,000.

In addition, as provided under the Adapt Agreement, the Company was required to contribute $2,500,000 of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016, the Company had contributed the full $2,500,000.  During the year ended July 31, 2016, the Company recognize fees of approximately $180,000.

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

Sale of Royalties

Under the SWK Purchase Agreement, we received an upfront purchase price of $13,750,000 less $40,000 of legal fees, and recognized an additional $3,750,000 when certain milestones were achieved during the fiscal year ended July 31, 2017.

During the fiscal year ended July 31, 2017, the Company recognized total proceeds of $17,460,000 as revenue associated with the SWK Purchase Agreement immediately as a result of (i) the executed agreement constituting persuasive evidence of an arrangement, (ii) the Company having no current or future performance obligations, (iii) the total consideration being fixed and known at the time of its execution and there being no rights of return, and (iv) the cash having been received and non-refundable.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” “(ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The Company is in the process of determining the effect that the adoption will have on its financial position, results of operations or financial statement disclosures.

In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for the first quarter of tax year 2018; however, early adoption is permitted. The Company is evaluating the impact that this guidance will have its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, Update 2016-15 becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of Update 2016-15 and assessing the impact, if any, it may have on its financial position, results of operations, cash flows or financial statement disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendments in this ASU are intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. Although the presumption that a reporting entity will continue to operate as a going concern is fundamental to the preparation of financial statements, prior to the issuance of this ASU, there was no guidance in U.S. generally accepted accounting principles (U.S. GAAP) related to the concept. Due to the lack of guidance in U.S. GAAP, practitioners and their clients often faced challenges in determining whether, when, and how a reporting entity should disclose the relevant information in its financial statements. As a result, the FASB issued this guidance to require management evaluation and potential financial statement disclosures. This ASU will be effective for financial statements with periods ending after December 15, 2016. The Company adopted the ASU during the year and performed going concern evaluations for its 2017 fiscal year-end financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 4. Accounts Receivable

The Company had accounts receivable of $3,750,000 as of July 31, 2017, with the entire amount being related to the Earn Out Milestone (see Note 10 – Sale of Royalties) from SWK. As provided under the Company’s agreement with SWK, the Company was to receive a milestone payment in the amount of $3,750,000 if Adapt had received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN®. This milestone was achieved as of July 31, 2017, therefore the Company recorded the $3,750,000 as an account receivable, with the actual cash payment being received by the Company on August 9, 2017.

The Company had accounts receivable of $312,498 as of July 31, 2016, which consisted entirely of NARCAN® royalties due to the Company from Adapt.

Note 5. Related Party Transactions

The Company uses office space provided by Dr. Michael Sinclair, the Executive Chairman of the Board of Directors of the Company (the “Board”), Kevin Pollack, the Company’s former Chief Financial Officer, and Dr. Phil Skolnick, the Company’s Chief Scientific Officer, free of charge.

On March 31, 2017, Dr. Michael Sinclair and Dr. Roger Crystal, the Company’s Chief Executive Officer, each voluntarily entered into separate employment agreement acknowledgements whereby they elected to forfeit, unconditionally and irrevocably, $175,498 and $586,328, respectively, of certain owed amounts pursuant to their respective existing employment agreements, representing 35% of the total compensation currently owed to each of Dr. Sinclair and Dr. Crystal on such date. As the debt forgiven was owed to a related party, the Company recognized the amount forgiven as an equity transaction recorded in additional paid-in capital.

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

During the fiscal year ended July 31, 2017, the Company did not borrow any funds from related parties, nor did it have any outstanding related party debt and/or accrued and unpaid interest owed to related parties as of July 31, 2017.

On January 22, 2016, the Company repaid Mr. Wolf the outstanding principal and accrued interest underlying the loans he had made to the Company and on January 25, 2016, the Company repaid Dr. Sinclair and Mr. Pollack all outstanding principal and accrued interest underlying the loans that they had made to the Company.

During September and October 2015, the Company received an aggregate of $151,191 loans from Dr. Crystal, Mr. Pollack and Dr. Sinclair, in the individual amounts of $51,191, $50,000 and $50,000, respectively.  Each loan bore interest at 6% per annum and were unsecured.  On December 15, 2015, the Company repaid Dr. Sinclair and Mr. Pollack all outstanding principal and accrued interest underlying their loans, and on December 16, 2015, the Company repaid Dr. Crystal all outstanding principal and accrued interest underlying his loan.

Note 6. Note Payable

On June 21, 2016, the Company entered into a settlement and release agreement with a former advisor, pursuant to which, in exchange for prior advisory services provided to the Company in full under an advisory services agreement dated on or about September 17, 2012, the Company has agreed to pay the $165,000 amount owed to the advisor for the past services rendered by issuing a promissory note which is subject to interest at 6% per annum and secured by 22,916 shares of the Company’s Common Stock.

On December 12, 2016, the Company repaid the entire $165,000 principal balance plus $4,828 of accrued and unpaid interest. On June 27, 2017, the 22,916 shares that were being held in escrow as collateral were cancelled, as the Company had fully satisfied the terms of this promissory note when payment in full was remitted to the note holder on December 12, 2016.

Note 7. Deferred Revenue

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor had a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. During the fiscal year ended July 31, 2017, the Company recognized $39,854 of revenue because the investor’s option to receive the shares of Common Stock terminated by its terms. The Company estimates that the research and development for this treatment will be completed by December 31, 2019, therefore the Company will be recognizing revenue in the amount of $7,246 per month through December 31, 2019.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers, in the amount of $300,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest (the “2014 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2014 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, the investor would have had a 60-day option to exchange its 2014 1.5% Investor Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 2014 1.5% Investor Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300,000 as revenue because the investor’s option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 22, 2014, the Company received a $3,000,000 commitment from a foundation (the “Foundation”) which later assigned its invest to Valour Fund, LLC (“Valour”) in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit (the “6.0% Fund Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Valour also has rights with respect to the 6.0% Fund Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 6.0% Fund Interest within 2.5 years or after 2.5 years of the July 22, 2014 initial investment date at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA or an equivalent body in Europe for marketing and was not actually marketed by July 22, 2016, the Foundation would have had a 60-day option to receive shares of the Company’s Common Stock in lieu of the 6.0% Fund Interest in the Opioid Overdose Reversal Treatment Product at an exchange rate of 10 shares for every dollar of its investment. On July 28, 2014, the Company received an initial investment of $111,470 from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, the Company made capital calls of $422,344, $444,530, $1,033,614 and $988,042, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 6.0% Fund Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $3,000,000 as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 9, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “September 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 0.98% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the September 2014 0.98% Investor Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, the investor would have had a 60-day option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by September 17, 2017, the investor will have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. As of July 31, 2017, no revenue had been recognized in relation to this agreement.

On October 31, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “October 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.98% interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the October 2014 0.98% Investor Interest from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the October 31, 2014 investment date at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and was not approved by the FDA or an equivalent body in Europe and not marketed by October 31, 2016, the investor would have had a 60-day option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500,000 as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250,000 for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. As of July 31, 2017, no revenue had been recognized in relation to this agreement.

On September 22, 2015, the Company received a $1,600,000 commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of $618,000, $715,500 and $266,500 from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash. As of July 31, 2017, no revenue had been recognized in relation to this agreement.

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

The following is a summary of the Company’s deferred revenue activity for the fiscal years ended July 31, 2017 and 2016:

	OORT	BED	Other Opioid Treatments	Total
Balance as of July 31, 2015	$4,300,000	$1,000,000	$-	$5,300,000
Recognized as revenue	(4,800,000)	-	-	(4,800,000)
Investment from Potomac	500,000	-	-	500,000
Investment from the Foundation		-	1,600,000	1,600,000
Balance as of July 31, 2016	-	1,000,000	1,600,000	2,600,000
Recognized as revenue	-	(39,854)	-	(39,854)
Balance as of July 31, 2017	$-	$960,146	$1,600,000	$2,560,146

As of July 31, 2017, the Company had recorded $253,619 of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next twelve (12) months. The remaining $2,306,527 was recorded as a long-term liability as of July 31, 2017, as detailed in the following table:

	OORT	BED	Other Opioid Treatments	Total
Current portion	$-	$253,619	$-	$253,619
Long-term portion	-	706,527	1,600,000	2,306,527
Total	$-	$960,146	$1,600,000	$2,560,146

Note 8. Stockholders’ Equity

Common Stock

During the year ended July 31, 2017

During the year ended July 31, 2017, the Company issued 2,875 unregistered shares of the Company’s Common Stock to consultants in exchange for services provided by the consultants. The shares issued were valued using the stock price on the issuance date, ranging from $7.52 to $7.75. The Company recorded a non-cash expense of $22,051.

During the year ended July 31, 2017, the Company issued 25,072 shares of unregistered Common Stock pursuant to the LOI described in Note 9 – Commitments. Per the terms of the LOI, the Company was obligated to issue these shares on the one year anniversary of the LOI and upon the one year anniversary of receipt, by the Company, of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN® (naloxone hydrochloride) Nasal Spray, in the U.S. The shares issued in this transaction were valued using the stock price on the issuance dates ranging from $5.94 to $7.75 per share. The Company recorded the aggregate fair value of $168,376 as non-cash expense during the year ended July 31, 2017.

The Company made a reconciling adjustment to record the issuance of 6,228 shares of unregistered Common Stock that were issued in fiscal years prior to both 2017 and 2016. Of this total, 6,168 were issued in relation to a conversion of debt into shares of the Company’s common stock. The remaining 60 shares were issued in relation to the Company’s one-for-one hundred reverse stock split of its Common Stock (the “1:100 Reverse Stock Split”) that was effected in December 2014. The 6,228 shares are on a post-split basis and after recording this adjustment the number of shares of the Company’s common stock listed as outstanding on the accompanying Consolidated Statement of Stockholders' Equity (Deficit) reconciles to the actual number of shares outstanding as of July 31, 2017.

During the year ended July 31, 2016

During the year ended July 31, 2016, the Company issued 42,500 unregistered shares of the Company’s Common Stock to consultants in exchange for services provided by the consultants. The shares issued were valued using the stock price on the issuance date, ranging from $7.75 to $10.50. The Company recorded the aggregate fair value of $388,320 as non-cash expense during the year ended July 31, 2016.

During the year ended July 31, 2016, the Company issued 74,443 shares of unregistered Common Stock pursuant to the agreement described in Note 9 – Commitments. The shares issued were valued using the stock price on the issuance date, ranging from $7.75 to $9.90. The Company recorded the aggregate fair value of $644,037 as non-cash expense during the year ended July 31, 2016.

On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. On March 8, 2016, the Company issued 3,582 shares of unregistered Common Stock related to the achievement of certain milestones (see below). The shares issued in this transaction were valued using the stock price at issuance date and amounted to $32,775. The Company recorded the aggregate fair value of $153,122 as non-cash expense during the year ended July 31, 2016. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones.

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

During the year ended July 31, 2016, the Company granted a total of 1,507,500 options to the Company’s board of directors and officers. These options have exercise prices between $7.25 and $10.00 and terms ranging from 5 to 10 years, and are exercisable on a cashless basis. These options vest as follows: (i) 1,437,500 shares vested immediately; (ii) 23,334 shares vested on August 29, 2017 upon the uplisting of the Company to Nasdaq; (iii) 23,334 shares vested on December 13, 2016 upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors commencing May 5, 2016; and (iv) 23,332 shares vest upon the first submission of a NDA to the FDA for one of the Company’s products by either the Company or a Company licensee. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $10,642,786. During the year ended July 31, 2016, the Company recognized stock based compensation expense of $10,211,507 related to these options. The Company also recognized stock based compensation expense of $99,039 in connection with vested options granted in prior periods.

During the year ended July 31, 2017, the Company granted a total of 320,000 options to certain members of the Board, an officer and employees. These options had exercise prices between $9.00 and $10.00, terms ranging from 5 to 10 years, and are exercisable on a cashless basis. These options vest as follows: (i) 100,000 shares vest on the eighteenth month from the February 6, 2017 grant date, with the remaining 100,000 shares vesting over the next eighteen months; (ii) 85,000 shares vest over thirty-six months from the date of grant; (iii) 11,667 shares vested on August 29, 2017 upon the uplisting of the Company to Nasdaq; (iv) 11,667 shares vested on December 13, 2016 upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors starting from November 4, 2016; and (v) 11,666 shares vest upon the first submission of an NDA to the FDA for one of Company’s products by Company itself or a Company licensee. The Company has valued these options using the Black-Scholes option pricing model which resulted in a fair market value of $2,464,566. During the year ended July 31, 2017, Company recognized stock based compensation expense of $981,494 related to these options. The Company also recognized stock based compensation expense of $295,645 in connection with vested options granted in periods prior to the year ended July 31, 2017.

The assumptions used in the valuation for all of the options granted for the years ended July 31, 2017 and 2016 are as follows:

	2017	2016
Market value of stock on measurement date	$5.61 to 13.00	$7.00 to 10.00
Risk-free interest rate	0.88-2.55%	0.71-2.05%
Dividend yield	0%	0%
Volatility factor	76-348%	124-373%
Term	2.28-10 years	3-10 years

Stock option activity for the years ended July 31, 2017 and 2016 are presented in the table below:

	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,157,500	$9.42	7.58
Granted	1,507,500	$7.38
Exercised	(30,000)	$5.00
Outstanding at July 31, 2016	4,635,000	$8.79	7.39	$2,731,250
Granted	320,000	$9.38
Expired	(5,000)	$10.00
Forfeited	(1,180,000)	$11.03
Outstanding at July 31, 2017	3,770,000	$8.13	6.87	$19,139,625
Exercisable at July 31, 2017	3,312,629	$7.76	6.96	$17,925,016

A summary of the status of the Company’s non-vested options as of July 31, 2017 and changes during the fiscal years ended July 31, 2017 and 2016 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2015	37,500	$3.85
Granted	1,507,500	$7.06
Vested	(1,454,167)	$7.00
Non-vested at July 31, 2016	90,833	$7.27
Granted	320,000	$7.70
Vested	(70,962)	$6.70
Non-vested at July 31, 2017	339,871	$7.93

As of July 31, 2017, there was $1,622,019 of unrecognized compensation costs related to non-vested stock options.

Warrants

On March 13, 2017, the Company granted a warrant to purchase 45,000 shares of the Company’s Common Stock to Brad Miles, an advisor to the Company. The warrant is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant, and may be exercised solely by payment of cash. The Company valued Mr. Miles’ warrant using the Black-Scholes option pricing model using the following criteria: (i) a per share stock price of $8.00, which represents the closing price of the Company’s Common Stock on March 13, 2017, (ii) a per share exercise price of $10.00, (iii) a term of three (3) years, (iv) volatility of 111%, (v) a dividend yield of zero, and (vi) a risk-free rate of 1.63%, which represents the yield on a three-year Treasury bond as of March 16, 2017. This resulted in an aggregate value of $229,360, which the Company expensed during the year ended July 31, 2017.

On March 31, 2017, Dr. Michael Sinclair, the Executive Chairman of the Board, and Dr. Roger Crystal, the Company’s Chief Executive Officer, each voluntarily entered into separate employment agreement acknowledgements whereby they elected to forfeit, unconditionally and irrevocably, 285,000 and 40,000 warrants of the Company, respectively, as related to unexercised warrants previously granted by the Company.

Warrant activity for the fiscal years ended July 31, 2017 and 2016 is presented in the table below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	1,338,552	$19.53	3.55	$-
Expired	(123,167)	$35.55	-	-
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	-
Granted	45,000	$10.00		$-
Expired	(166,585)	$46.37	-	-
Forfeited	(325,000)	$15.00
Outstanding at July 31, 2017	768,800	$12.50	3.04	$1,184,000
Exercisable at July 31, 2017	368,800	$9.79	5.88	$1,184,000

Note 9. Commitments

The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

a)	On December 18, 2014, the Company entered into a consulting agreement with Torreya, a financial advisory firm, under which Torreya agreed to provide financial advisory services with regard to a licensing agreement. In exchange for these services, the Company incurred fixed fees of $225,000 during the years ended July 31, 2016. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company in excess of $3,000,000, in perpetuity. Total fees incurred to the consultant pursuant to the agreement during the fiscal year ended July 31, 2017 amounted to $963,599, as compared to $317,917 of total fees incurred in 2016. On April 25, 2016, the Company entered into a consulting agreement with Torreya, under which Torreya agreed to provide financial advisory services for financing activities. In exchange for these services, the Company is required to pay a fee on all funding received by the Company as a result of assistance provided by the consultant. The Torreya’s fee will be equal to 5% of gross funding received by the Company up to $20,000,000 plus 3.5% of any proceeds received in excess of $20,000,000. Total fees incurred to the consultant during the year ended July 31, 2017 amounted to $687,500, as compared to zero total fees incurred in 2016. As of July 31, 2017, the Company has an accrued liability balance of $928,500 relating to fees owed to Torreya

b)

On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $85,102. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN® (naloxone hydrochloride) Nasal Spray, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of $83,274. The Company expensed the entire $83,274 as non-cash expense during the fiscal year ended July 31, 2017.

c)	In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research. In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10,000, as well as fixed payments of up to $715,672 if all of the specified milestones are met.

d)	The Company’s headquarters through August 31, 2017 are located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401 and are leased for $5,056 per month. The lease with Premier Business Centers, LLC (“Premier”), has been terminated by the Company effective September 30, 2017.

On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and will end on August 31, 2018. The monthly rent for August 2017 was $5,000 and the monthly rent for the duration of the term is be $9,000, plus any related operating expenses and taxes. Commencing September 1, 2017, the Company’s headquarters are located at this location.

Additionally, the Company leases office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five-month term ended March 31, 2017. The Company’s lease is with Euston Tower Serviced Offices Ltd. In March 2017, the Company extended the term of the lease through July 2017 with the monthly rent remaining the same. The Company has given the required notice to Euston Tower Serviced Offices Ltd informing them that the Company will not extend the lease beyond July 31, 2017.

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

During the year ended July 31, 2017, the Company incurred approximately $122,588 of rent expense as compared to approximately $23,505 during the year ended July 31, 2016.

e)	On June 1, 2017 (the “LYL Effective Date”), the Company and LYL Holdings Inc. (“LYL”) entered into an amendment (the “LYL Amendment”) to that certain Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”), to provide for the Company’s right to buyback the Interest (as defined in the LYL Agreement) from LYL. Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest from LYL upon written notice to LYL (the “LYL Interest Buyback Notice”), at the price of $500,000 per 5.0% of Interest (the “LYL Interest Buyback Amount”); provided, that in the event the LYL Interest Buyback Notice is provided within 3.25 years of the LYL Effective Date, the Company shall pay LYL 1.8 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice; provided, further, that in the event the LYL Interest Buyback Notice is provided after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, the Company shall pay LYL 3.15 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice. In consideration for LYL entering into the LYL Amendment, the Company and LYL agree that, upon the Company’s receipt after the LYL Effective Date of at least $3 million from (i) SWK pursuant to the SWK Purchase Agreement and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit (as defined in the LYL Agreement).

f)

On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. In August 2017, the Company made a $417,555 payment to Renaissance relating to the Renaissance Agreement.

Note 10. Sale of Royalties

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties arising from the sale by Adapt, pursuant to the License Agreement between the Company and Adapt, dated as of December 15, 2014, as amended (the “Adapt Agreement”), of NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”) or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK will receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK will receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK will receive 3.93% of all Royalties after such date. Under the Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees at Closing, and will receive an additional $3,750,000 if the Earn Out Milestone is achieved (the “Purchase Price”). The Purchase Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the Purchase Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the Purchase Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the Purchase Agreement is held not to be a sale. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the Purchase Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the Purchase Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Purchase Agreement.

During the fiscal year ended July 31, 2017, the Company recognized $17,460,000 as revenue because (i) the executed agreement constituted persuasive evidence of an arrangement, (ii) the Company had no current or future performance obligations, (iii) the total consideration was fixed and known at the time of its execution and there were no rights of return, (iv) the $13,710,000 cash proceeds received in December 2016 were non-refundable, and (v) the $3,750,000 Earn Out Milestone that was accrued as an account receivable as of July 31, 2017, and subsequently paid to the Company on August 9, 2017, was earned as of July 31, 2017.

On December 15, 2014, in connection with the Purchase Agreement, the Company and Adapt entered into the Adapt Agreement which provides Adapt with a global license to develop and commercialize the Product in exchange for the Company receiving potential development and sales milestone payments that could exceed $20 million in the aggregate plus certain royalties.

Note 11. Potomac Amendment

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

Furthermore, the Company will grant Potomac the right to receive 2.5525% of the Net Profit (as defined in the Potomac Agreements) generated from DAVINCI (as defined in the Potomac Amendment). In the event that the Company is sold, Potomac will receive 2.5525% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Potomac Effective Date until the four year anniversary of the Potomac Effective Date (the “Potomac DAVINCI Interest Buyback Expiration Date”), the Company may buyback all or any portion of the DAVINCI Interest (as defined in the Potomac Amendment) upon written notice to Potomac (the “Potomac DAVINCI Interest Buyback Notice), at the price of $382,875 per 2.5525% of DAVINCI Interest (the “Potomac DAVINCI Interest Buyback Amount”); provided, that in the event the Potomac DAVINCI Interest Buyback Notice is provided within 2.5 years of the Potomac Effective Date, the Company shall pay Potomac two times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice; provided, further, that, in the event the Potomac DAVINCI Interest Buyback Notice is provided after 2.5 years of the Potomac Effective Date and on or prior to the Potomac DAVINCI Interest Buyback Expiration Date, the Company will pay Potomac 3.5 times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice.

Furthermore, pursuant to the Potomac Amendment, the Company and Potomac agree that, upon the Company’s receipt after the Potomac Effective Date of at least $3 million from (i) SWK pursuant to the Purchase Agreement with SWK, or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit.

Note 12. Income Taxes

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

As of July 31, 2017, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

At July 31, 2017, the Company had federal and state net operating loss carry forwards, which are available to offset future taxable income, of 4,936,604. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant NOLs. All of the Company's income tax years remained open for examination by taxing authorities.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	July 31, 2017	July 31, 2016

Net income (loss) before taxes at statutory rate	$2,992,311	$(3,242,916)
Permanent items	5,828	1,764
Temporary items	385,910	4,770,850
Income tax expense at statutory rate	3,384,049	1,529,698)

Valuation allowance	(2,833,575)	(1,529,698

Income tax expense per books	$550,474	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2017	July 31, 2016

Net operating loss carryover at statutory rate	$4,936,604	$10,063,523
Stock-based compensation expense	9,922,093	9,217,868
Fixed asset depreciation	(1,143)	-
Intangible asset amortization	(1,327)	-
	14,856,227	19,281,391

Valuation allowance	(14,856,227)	(19,281,391)

Net deferred tax asset	$-	$-

The Company had no uncertain tax positions at July 31, 2017 or July 31, 2016.

Note 13. Subsequent Events

On September 5, 2017, the Company accepted, effective September 11, 2017 (the “Separation Date”), the resignation of Kevin Pollack as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. On September 5, 2017, the Company and Mr. Pollack entered into a Separation Agreement and General Release (the “Agreement”). The Agreement shall not be effective or enforceable until after the seven-day revocation period ends on September 12, 2017 without Mr. Pollack’s revocation (the “Agreement Effective Date”).

Mr. Pollack will receive (i) a payment equal to $1,130,815 relating to certain accrued obligations, payable in a cash lump sum within three business days following the Agreement Effective Date; and (ii) a separation payment equal to $1,442,500, payable in one or two installments in accordance with the terms set forth. Mr. Pollack will retain previously granted options to purchase, in the aggregate, 948,000 shares of common stock, $0.001 par value per share of the Company, which options are currently each fully vested and exercisable. Except as set forth in the Agreement, all other options held by Mr. Pollack will be forfeited. Additionally, for a period of no more than 12 months following the Separation Date, Mr. Pollack will cooperate as an advisor with the Company in connection with matters arising out of Mr. Pollack’s service with the Company, in accordance with the terms set forth in the Agreement.

On September 12, 2017, the Company hired David D. O’Toole to succeed Kevin Pollack as the Chief Financial Officer. Mr. O’Toole is entitled to an annual base salary of $360,000 and an annual target bonus equal to 40% of his annual base salary. Mr. O’Toole received a one-time signing bonus equal to $45,000 on September 29, 2017. Furthermore, Mr. O’Toole was granted an incentive stock option to purchase 150,000 shares of the Company’s common stock, par value $0.001 per share with an exercise price per share no less than the fair market value of a share of Common Stock on the date of grant, pursuant to the Company’s 2017 Long-Term Incentive Plan. The shares of Common Stock underlying Mr. O’Toole’s option shall vest and become exercisable over a four-year period commencing on the September 12, 2017, subject to Mr. O’Toole’s continued employment with the Company or its affiliate through each such vesting date.

On September 8, 2017, the Company and Torreya entered into a revised engagement to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain products with Adapt. The revised engagement amends total consideration as follows: (i) an aggregate of $300,000 in cash payments to be paid by the Company to Torreya in three equal installments over a 16-month period; (ii) shares of common stock of the Company, $0.001 par value per share (“Common Stock”), equal to an aggregate value of $300,000, to be issued by the Company to Torreya in three equal instalments over a 16-month period; (iii) if the Earn Out Milestone Payment (as defined in the SWK Agreement) is paid under the SWK Agreement, $140,625, or $3.75% of the Earn Out Milestone Payment, shall be paid by the Company to Torreya within 15 days of the date that the Earn Out Milestone (as defined in the SWK Agreement) has been paid to the Company; (iv) once SWK has received the Capped Royalty Amount (as defined in the SWK Agreement), if the Earn Out Milestone Payment is paid, Torreya shall receive 3.375% of the Total Consideration (as defined in the 2014 Agreement) received thereafter or 3.5625% of the Total Consideration received thereafter if no generic version of Narcan® is commercialized prior to the sixth anniversary of the Closing Date (as defined in the SWK Agreement) as per the terms of the SWK Agreement; and (v) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment has not been paid, Torreya shall receive 3.45525% of the Total Consideration received thereafter or 3.602625% of the Total Consideration received thereafter if no generic version of Narcan® is commercialized prior to the sixth anniversary of the Closing Date as per the terms of the SWK Agreement. Payments made by the Company in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the 10 trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares of its common stock to Torreya as payment for $100,000 of fees owed by the Company to Torreya. The Company also paid Torreya $240,625 in cash on September 23, 2017 as payment for fees owed, which had been recorded as an accrued liability by the Company as of July 31, 2017.

On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) At the Annual Meeting, the following proposals, among others, were approved:

1.	Decrease the number of shares of Common Stock which the Company is authorized to issue from 1,000,000,000 to 200,000,000 shares;

2.	The Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan;

3.

The change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into Opiant Pharmaceuticals, Inc., a newly-organized, wholly-owned subsidiary of the Company organized under the laws of the State of Delaware; and

4.	The establishment of a classified board of directors.

On September 11, 2017, the Company issued 7,997 shares of its Common Stock in relation to the cashless exercise of an option that was granted in July 2015. The option was for 10,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share, with the fair value of the option having been fully expensed prior to the year ended July 31, 2017. The cashless exercise was calculated using the per share price of $49.93, which represents the closing price of the Company’s Common Stock on September 8, 2017, which was the last trading day prior to the option being exercised.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, and Board, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of July 31, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of July 31, 2017 that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below in “Management’s Annual Report on Internal Control Over Financial Reporting”.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of July 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2017.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2017 and identified the following material weaknesses:

a)	Lack of proper segregation of duties due to limited personnel, and

b)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

The Company’s management is committed to improving the Company’s internal controls and has already taken the following steps to remediate the Company’s material weaknesses: (1) hired a full-time controller; (2) continued to use third party specialists to address staffing and to assist the Company with accounting and finance responsibilities; (3) implemented process and procedures concerning internal controls; (4) increased the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there is sufficient personnel; and (5) hired a new Chief Financial Officer. In addition, on January 29, 2017, the Company established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board established the Audit Committee to oversee the engagement of the Company’s independent registered public accounting firm, review its audited financial statements, meet with its independent registered public accounting firm to review internal controls and review its financial plans. Both the Company’s independent registered public accounting firm and internal financial personnel regularly meet with the Audit Committee and have unrestricted access to the Audit Committee.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission (the “SEC”) that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION

Dr. Michael Sinclair	74	Executive Chairman, Chairman of the Board, Class I Director
Dr. Roger Crystal	41	Chief Executive Officer, President, Class II Director
David D. O’Toole	58	Chief Financial Officer, Treasurer, Secretary
Geoffrey Wolf	64	Class I Director
Ann L. MacDougall	63	Class II Director
Dr. Gabrielle Silver	44	Class III Director
Thomas T. Thomas	60	Class III Director

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

Dr. Roger Crystal has been the Chief Executive Officer and a director of the Company since September 23, 2009. Dr. Crystal is a pioneer in the development of intranasal naloxone treatments for opioid overdose. He led the Company’s development of nasal naloxone for opioid overdose, which led to U.S. Food and Drug Administration (“FDA”) approval, and is the lead inventor on the product’s patents. He has several years’ experience as a clinician, and began his career as an ENT surgeon at Imperial College Healthcare, London. He holds degrees in Medicine and Physiology from the University of Birmingham. He was also awarded Membership of The Royal College of Surgeons of England. He was an Honorary Research Fellow at University College London and has authored of a number of peer-reviewed scientific articles. While completing an MBA at London Business School, he worked for Goldman Sachs in mergers and acquisitions and then consulted for A.T. Kearney specializing in healthcare strategy management until 2010. He served on the Global Business Development Product Acquisition and Licensing team at GE Healthcare where he was responsible for evaluating acquisitions, licensing and partnering deals until 2014. Most recently he served as Chief Business Officer for ImaginAb, a Los Angeles based venture capital backed biotechnology company, developing immuno-oncology imaging agents. In this capacity, he led the company’s turnaround, to establish the strategy for the development of its immune-imaging platform and managed its partnerships, pharmaceutical company engagements and licensing deals. Dr. Crystal’s qualifications to serve on the Board include his experience as a physician and deep expertise in healthcare from the perspective as a clinician and business leader; his knowledge of the healthcare industry; and his operational, managerial and strategic expertise relating to early stage biopharma companies.

David D. O’Toole has been the Chief Financial Officer of the Company since September 12, 2017, the Treasurer and Secretary of the Company since October 5, 2017, and a director of Opiant UK since September 12, 2017. Mr. O’Toole more than 30 years of experience in the accounting and finance sectors, and for nearly half of his career, he has focused on the life sciences industry. From 2014 to 2017, he served as the Chief Financial Officer at Soleno Therapeutics, Inc. (“Soleno”), a company focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Mr. O’Toole managed Soleno’s initial public offering in 2014 and raised over $40 million for the company in a number of financing transactions. During the last nine years as the Chief Financial Officer of four life sciences companies, Mr. O’Toole has led numerous M&A and financing transactions. He has significant experience in SEC reporting, managing and building finance, treasury and accounting departments, Sarbanes-Oxley Act of 2002 compliance and managing investor relations and commercial operations. Prior to Soleno, Mr. O'Toole served as the Chief Financial Officer at Codexis, Inc. from 2012 to 2014 and Response Genetics, Inc. from 2010 to 2012. Prior to that, from 2008 to 2009, Mr. O'Toole served as Chief Financial Officer at Abraxis BioScience, Inc., which was acquired by Celgene for $2.9 billion. Prior to his Chief Financial Officer experience, Mr. O’Toole spent 24 years in public accounting, including 16 years with the accounting firm of Deloitte & Touche LLP, including 12 years as a partner, and began his career with 8 years at the accounting firm of Arthur Andersen. Mr. O'Toole holds a Bachelor of Science degree in accounting from the University of Arizona and is a Certified Public Accountant. As the Company’s Chief Financial Officer, Mr. O’Toole is responsible for all aspects of financial management for the Company.

Geoffrey Wolf has been a director of the Company since December 31, 2012 and has been a member of the Company’s Audit Committee and Nominating and Corporate Governance Committee since January 29, 2017. Mr. Wolf resides in Switzerland. During 2008 to 2012, Mr. Wolf managed Vector Assets S.A., an asset management company, which controlled companies in the mining, oil and gas, pharmaceuticals, hospitality and real estate industries. From 2013 through February 2017, Mr. Wolf has managed GTL Investments Limited, an asset management company, which controls companies in the mining, oil and gas, pharmaceuticals, hospitality and real estate industries. Since February 2017, Mr. Wolf has been self-employed as an investor. He received a business degree from Middlesex University in 1976. Mr. Wolf’s qualifications to serve on the Board include his financial and management experience.

Ann MacDougall has been a director of the Company since May 5, 2016, has been a member of the Company’s Audit Committee and Nominating and Corporate Governance Committee since January 29, 2017, and has been the Chairperson of the Company’s Compensation Committee since January 29, 2017. Ms. MacDougall has extensive global experience spanning both operating and legal roles for both private and non-profit organizations. Since January 2014, she has served as President of Encore.org, a national organization building a movement for individuals developing second careers in public or non-profit service. From 2007 to December 2013, Ms. MacDougall was Chief Operating Officer of Acumen, an investment fund focused on goods and services for low-income customers. Prior to Acumen, she had a long career managing legal matters at PriceWaterhouseCoopers, including as General Counsel in the U.S. and Deputy General Counsel based in Paris. Ms. MacDougall earned her B.A. at Tufts University and her J.D. at Brooklyn Law School. Ms. MacDougall’s qualifications to serve on the Board include (i) her financial, legal and management experience and (ii) her prior experience on audit committees.

Dr. Gabrielle Silver has been a director of the Company since May 5, 2016, has been the Chairperson of the Company’s Nominating and Corporate Governance Committee since January 29, 2017 and has been a member of the Company’s Compensation Committee since May 26, 2017. Dr. Silver has extensive experience managing the growth and profitability of pharmaceuticals and diagnostics businesses with a key focus on neurology. Since October 2015, she has served as a partner at Brunswick Group, an advisory firm specializing in critical issues and corporate relations, where she is co-leading the firm’s global pharmaceutical and healthcare offering. Since September 2015, Dr. Silver has served as an associate non-executive director of The Royal National Orthopaedic Hospital in London, England. From October 2013 to October 2015, she was an executive at GE Healthcare’s Operating Room Solutions business, a new division at GE Healthcare. From September 2010 to October 2013, she was Global Head of Neuroscience/General Medicine Strategic Marketing at GE. In this role, she developed the disease-focused growth strategy across the diagnostics and imaging portfolio. Earlier in her career, Dr. Silver was the director of the CNS Franchise of Eisai Ltd., UK for which she was responsible for growth and profitability of key brands in the UK including Aricept® and Zonegran®. Prior to her tenure at Eisai, she was Therapeutic Area Director of Neuroscience at Bristol-Myers Squibb UK. Dr. Silver received her Bachelor of Science from the University of Bristol and her Bachelor of Medicine and Bachelor of Surgery from the University of London. She is also a Fellow of the Faculty of Pharmaceutical Medicine in the UK. Dr. Silver’s qualifications to serve on the Board include her healthcare, financial and management experience.

Thomas T. Thomas has been a director of the Company since November 4, 2016, has been the Chairperson of the Company’s Audit Committee, Compensation Committee since January 29, 2017, and has been a member of the Company’s Nominating and Corporate Governance Committee since January 29, 2017. Mr. Thomas has over 25 years of financial experience in biotechnology, packaged goods, financial services and non-profit organizations. Since 2011, Mr. Thomas has been self-employed providing financial, investment and risk management consulting services to a variety of technology, beverage and food and biotechnology companies. In 2009, Mr. Thomas joined the Stupski Foundation (“Stupski”), a foundation focused on transforming the public education system, as its chief financial officer. In 2010, Mr. Thomas was promoted to chief operating officer and served as Stupski’s interim chief executive officer before leaving Stupski in late 2010 to pursue consulting opportunities. Prior to joining Stupski, Mr. Thomas spent 12 years at Genentech, Inc. (“Genentech”), a biopharmaceutical company, in various financial roles, ultimately serving as the company’s corporate treasurer from 2001 to 2006. His executive responsibilities at Genentech included treasury operations, cash and investment management, corporate finance, global procurement, enterprise risk management, business continuity and real estate finance and administration. From 1990 to 1994, Mr. Thomas was a manager of financial strategy with Del Monte Foods and he began his career in 1988 at GE Capital Corporation (“GE”) as an analyst in GE’s corporate finance group, which focused on leveraged buyouts and bankruptcy financing. Mr. Thomas currently serves on the board of trustees of the Cancer Prevention Institute of California and has previously served on the boards of the San Francisco Security Analysts and Hospitality House. He is also a mentor in the Ivy Exec Mentorship Network. Mr. Thomas is a Chartered Financial Analyst and received his Master of Business Administration from the University of Cincinnati, where he was a Graduate Fellow, and a Bachelor of Music from the University of Cincinnati’s College-Conservatory of Music. Mr. Thomas’ qualifications to serve on the Board include his financial, investment and management experience, including his experience with other pharmaceutical companies.

Effective September 11, 2017, the Company accepted the resignation of Mr. Pollack, the Company’s then-Chief Financial Officer, Treasurer and Secretary and a director of the Company. Effective September 11, 2017, Mr. Pollack also resigned as a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. Mr. Pollack was not nominated as a director by the Board to be elected at the Company’s Annual Meeting of Stockholders, to be held on September 8, 2017.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the Company’s directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to (i) an alleged violation of any federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in the Company’s discussion below in “Certain Relationships and Related Transactions, and Director Independence”, none of the Company’s directors or executive officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Term of Office

The Company’s directors are elected by the Company’s stockholders for staggered three-year terms, with one class comprising two directors elected on a rotating basis at each annual general meeting of the Company’s stockholders, or until removed by the stockholders in accordance with the Company’s Bylaws and Certificate of Incorporation. The Company’s officers are appointed by the Board and hold office until removed by the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, principal financial officer, controller and other members of our finance and administration department) and our directors. Our Code of Business Conduct and Ethics is posted on our website at https://ir.opiant.com/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

Committees of the Board

The Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. These committees, their principal functions and their respective memberships are described below.

Audit Committee

The members of the newly-created Audit Committee are Mr. Thomas T. Thomas, who serves as Chairperson, Ms. Ann MacDougall and Mr. Geoffrey Wolf. Each of the members of the Audit Committee is independent as defined by the applicable Nasdaq listing standards and the SEC, rules applicable to audit committee members. The Board has determined that Mr. Thomas T. Thomas qualifies as an “audit committee financial expert,” as such term is defined by Item 4.07(d)(5) of Regulation S-K as promulgated by the SEC.

The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee oversees our financial reporting process and system of internal control over financial reporting, and selects and oversees the performance of, and approves in advance the services provided by, our independent auditors. The Audit Committee provides an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee meets regularly with our independent auditors without management present, and from time to time with management in separate private sessions, to discuss any matters that the Audit Committee or these individuals believe should be discussed privately with the Audit Committee, including any significant issues or disagreements that may arise concerning our accounting practices or financial statements. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

The Audit Committee, formed on January 29, 2017, held two meetings during the year ended July 31, 2017. A copy of the Audit Committee’s charter is posted on the Company’s website at https://ir.opiant.com/governance-documents.

Nominating and Corporate Governance Committee

The members of the newly-created Nominating and Corporate Governance Committee are Dr. Gabrielle Silver, who serves as Chairperson, Ms. Ann MacDougall, Mr. Geoffrey Wolf and Mr. Thomas T. Thomas. Each member of the Nominating and Corporate Governance Committee is independent as defined by the applicable Nasdaq listing standards.

The Nominating and Corporate Governance Committee assists the Board in fulfilling its responsibilities regarding the oversight of the composition of the Board and other corporate governance matters. Among its other duties, the Nominating and Corporate Governance Committee evaluates nominees and reviews the qualifications of individuals eligible to stand for election and reelection as directors and makes recommendations to the Board on this matter; oversees compliance with our Code of Conduct; reviews and approves related party transactions; recommends and advises the Board on certain other corporate governance matters; and oversees the Board’s performance evaluation process. The Nominating and Corporate Governance Committee does not have a specific policy with regard to the consideration of diversity in identifying director nominees. However, the Nominating and Corporate Governance Committee values diversity on the Board and considers the diversity of the professional experience, education and skills, as well as diversity of origin, in identifying director nominees.

The Nominating and Corporate Governance Committee, formed on January 29, 2017, held four meetings during the year ended July 31, 2017. A copy of the Nominating and Corporate Governance Committee’s charter is posted on the Company’s website at https://ir.opiant.com/governance-documents.

Evaluation and Identification of Director Nominees

The Nominating and Corporate Governance Committee considers a number of factors in identifying and evaluating director nominees. While all nominees should have the highest personal integrity, meet any regulatory qualifications and have a record of exceptional ability and judgment, the Board relies on the judgment of members of the Nominating and Corporate Governance Committee, with input from our Chief Executive Officer, to assess the qualifications of potential Board nominees with a view to the contributions that they would make to the Board and to Opiant. Because the Board believes that its members should ideally reflect a mix of experience and other qualifications, there is no rigid formula. The Nominating and Corporate Governance Committee does not have a specific policy with regard to the consideration of diversity in identifying director nominees. However, the Nominating and Corporate Governance Committee values diversity on the Board and considers the diversity of the professional experience, education and skills, as well as diversity of origin, in identifying director nominees. In evaluating potential candidates, the Nominating and Corporate Governance Committee will consider, among others things, the degree to which a potential candidate fulfills a current Board need (e.g., the need for an audit committee financial expert), as well as the candidate’s ability and commitment to understand the Company and its industry and to devote the time necessary to fulfill the role of director (including, without limitation, regularly attending and participating in meetings of the Board and its committees). In considering potential candidates, the Nominating and Corporate Governance Committee will consider the overall competency of the Board in the following areas:

•	industry knowledge;

•	accounting and finance;

•	business judgment;

•	management;

•	leadership;

•	business strategy;

•	crisis management; and

•	corporate governance.

In addition, the Nominating and Corporate Governance Committee may consider other factors, as appropriate in a particular case, including, without limitation, the candidate’s:

•	sound business and personal judgment;

•	diversity of origin, experience, background and thought;

•	senior management experience and demonstrated leadership ability;

•	accountability and integrity;

•	financial literacy;

•	industry or business knowledge, including science, technology, and marketing acumen;

•	the extent, nature and quality of relationships and standing in the research and local communities;

•	in connection with nominees to be designated as “independent” directors, “independence” under regulatory definitions, as well as in the judgment of the Nominating and Corporate Governance Committee;

•	independence of thought and ideas; and

•	other board appointments and service.

The Nominating and Corporate Governance Committee considers recommendations for nominations from a variety of sources, including members of the Board, business contacts, community leaders and members of management. As described below, the Nominating and Corporate Governance Committee will also consider stockholder recommendations for Board nominees. The Nominating and Corporate Governance Committee’s process for identifying and evaluating candidates is the same with respect to candidates recommended by members of the Board, management, stockholders or others.

Stockholder Director Nominee Recommendations

The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. Stockholders who wish their proposed nominee to be considered by the Nominating and Corporate Governance Committee for nomination at the Company’s next annual stockholders’ meeting should submit information about their nominees by no later than March 15, 2018. Stockholders who wish to recommend a nominee should submit timely notice in writing to the Nominating and Corporate Governance Committee, c/o Opiant Pharmaceuticals, Inc., 201 Santa Monica Boulevard, Suite 500, Santa Monica, California 90401.

Compensation Committee

The current members of the newly-created Compensation Committee are Ms. Ann MacDougall, who serves as Chairperson, Mr. Thomas T. Thomas and Dr. Gabrielle Silver. Each of the current members of the Compensation Committee is independent as defined by the applicable Nasdaq listing standards.

Decisions regarding the compensation of the Company’s executive officers are made by the Compensation Committee. The Compensation Committee’s principal responsibilities include reviewing the Company’s overall compensation philosophy, policies and plans, including a review of both regional and industry compensation trends, evaluating the Company’s compensation policies and practices to determine whether these policies and practices create incentives for a particular employee group to take actions which could put the Company at undue risk, evaluating the performance of and reviewing and approving compensation for our executive officers, evaluating and recommending director compensation, and reviewing and discussing with management the compensation disclosures included in this Annual Report. The Compensation Committee will also administer our equity-based and other incentive plans, including assuming responsibility for granting, or delegating as appropriate the authority for granting, and making decisions with respect to, awards under the Company’s equity compensation and other incentive plans.

In November 2016, the Board engaged Compensia, Inc. (“Compensia”) as the Company’s compensation consultant for the purpose of undergoing a comprehensive compensation benchmarking exercise for the Company’s executive officers and directors. Following its benchmarking exercise, Compensia recommended that the Company adopt an equity incentive plan and made other compensation-related recommendations. Following this discussion with Compensia, certain executive officers and directors of the Company voluntarily agreed to forfeit certain of their stock options and amend their employment agreements with annual salary, bonus and other terms consistent with the Company’s competitors. On March 31, 2017, Dr. Michael Sinclair and Dr. Roger Crystal each voluntarily (i) entered into separate employment agreement acknowledgements whereby they elected to forfeit, unconditionally and irrevocably, $175,498.32 and $586,328.97, respectively, of certain owed amounts pursuant to their respective existing employment agreements, representing 35% of the total compensation currently owed to each of Dr. Sinclair and Dr. Crystal; and (ii) elected to forfeit, unconditionally and irrevocably, 680,000 and 825,000 shares of Common Stock underlying stock options and warrants previously issued by the Company, respectively, representing approximately 55% of the total number of options and warrants previously issued by the Company to each of Dr. Sinclair and Dr. Crystal. On May 26, 2017, the Board, upon Compensia’s recommendation, approved the adoption of the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan (the “2017 Plan”), and the stockholders approved the 2017 Plan on September 8, 2017.

The Compensation Committee, formed on January 29, 2017, held four meetings during the year ended July 31, 2017. A copy of Compensation Committee’s charter is posted on the Company’s website at https://ir.opiant.com/governance-documents.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. Specific due dates for these records have been established, and we are required to report any failure in the fiscal year ended July 31, 2017 to file by these dates.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended July 31, 2017.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by or paid to the named executive officers paid by the Company during the years ended July 31, 2017, and 2016 in all capacities for the accounts of the Company’s executives, including the Executive Chairman, Chief Executive Officer, and the Chief Financial Officer.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Award(s)($) (1)	All Other Compensation ($)		Total ($)

Dr. Roger Crystal,	2017	631,820	(2)	108,359	(7)	-	50,286	(9)	790,465
Chief Executive Officer	2016	615,554	(3)	550,000	(8)	3,500,000	27,767	(10)	4,693,321

Kevin Pollack,	2017	603,645		-		-	27,376	(11)	631,021
Chief Financial Officer	2016	610,333	(4)	530,000	(8)	3,500,000	27,358	(12)	4,667,691

Dr. Michael Sinclair,	2017	373,977	(5)	-		-	-		373,977
Chairman	2016	368,449	(6)	115,000	(8)	1,750,000	-		2,233,449

(1)	The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with ASC Topic 718 as of July 31 of the year indicated. For information regarding assumptions underlying the valuation of equity awards, see Note 8 of the Consolidated Financial Statements in this Annual Report.
(2)	During the fiscal year ended July 31, 2017, Dr. Crystal was paid $631,820 of the base cash compensation set forth in Dr. Crystal’s employment agreement, $108,359 of bonuses earned, and $1,094,169 of accrued compensation from previous fiscal years.
(3)	During the fiscal year ended July 31, 2016, Dr. Crystal was paid $442,354 of the base cash compensation set forth in Dr. Crystal’s employment agreement, and $375,000 of accrued compensation from previous fiscal years.
(4)	During the fiscal year ended July 31, 2016, Mr. Pollack was paid $453,125 of the base cash compensation set forth in Mr. Pollack’s employment agreement, zero of bonuses earned, and $375,000 of accrued compensation from previous fiscal years.
(5)	During the fiscal year ended July 31, 2017, Dr. Sinclair was paid $350,004 of the base cash compensation set forth in Dr. Sinclair’s employment agreement, zero of bonuses earned, and $325,926 of accrued compensation from previous fiscal years.
(6)	During the fiscal year ended July 31, 2016, Dr. Sinclair was paid $241,667 of the base cash compensation set forth in Dr. Sinclair’s employment agreement, zero of bonuses earned, and $350,000 of accrued compensation from previous fiscal years.
(7)	During the fiscal year ended July 31, 2017, Dr. Crystal was paid a cash bonus in the amount of $108,359. This bonus was approved by the Board.
(8)	The entire amount of this bonus consists of “Incentive Bonus Cash Compensation”, as defined in each individual’s employment agreement.
(9)	Includes $23,622 contributed by the Company to Dr. Crystal’s 401(k) account and $26,664 in costs paid by the Company related to Dr. Crystal’s health, vision and dental insurance.
(10)	Includes $10,303 contributed by the Company to Dr. Crystal’s 401(k) account, $13,290 in costs paid by the Company related to Dr. Crystal’s health, vision and dental insurance and $4,174 in costs paid by the Company related to Dr. Crystal’s life insurance.
(11)	Includes $15,469 contributed by the Company to Mr. Pollack’s 401(k) account, $9,107 in costs paid by the Company related to Mr. Pollack’s health, vision and dental insurance, and $2,800 in costs paid by the Company related to Mr. Pollack’s life insurance.
(12)	Includes $15,523 contributed by the Company to Mr. Pollack’s 401(k) account, $8,985 in costs paid by the Company related to Mr. Pollack’s health, vision and dental insurance and $2,850 in costs paid by the Company related to Mr. Pollack’s life insurance.

Outstanding Equity Awards at Fiscal Year-End Table

Stock Options

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of July 31, 2017.

Name	Number of Securities Underlying Unexercised Options - Exercisable (#)		Number of Securities Underlying Unexercised Options - Unexercisable (#)		Option Exercise Price per Share ($)	Option Expiration Date

Dr. Roger Crystal, CEO	75,000	(10)	-		6.00	December 30, 2023
Dr. Roger Crystal, CEO	150,000	(13)	-		5.00	June 14, 2024
Dr. Roger Crystal, CEO	500,000	(15)	-		7.25	October 26, 2025
Total for Dr. Roger Crystal	725,000		-

Kevin Pollack, CFO	2,500	(16)	-		10.00	October 16, 2017
Kevin Pollack, CFO	2,500	(16)	-		10.00	January 16, 2018
Kevin Pollack, CFO	1,250	(17)	-		10.00	April 16, 2018
Kevin Pollack, CFO	1,250	(17)	-		10.00	July 16, 2018
Kevin Pollack, CFO	1,250	(17)	-		10.00	October 16, 2018
Kevin Pollack, CFO	1,250	(17)	-		10.00	January 16, 2019
Kevin Pollack, CFO	1,250	(17)	-		10.00	April 16, 2019
Kevin Pollack, CFO	1,250	(17)	-		10.00	July 16, 2019
Kevin Pollack, CFO	1,250	(17)	-		10.00	October 16, 2019
Kevin Pollack, CFO	1,250	(17)	-		10.00	January 16, 2020
Kevin Pollack, CFO	12,500	(18)	-		12.00	November 26, 2017
Kevin Pollack, CFO	5,625	(19)	-		12.00	November 26, 2017
Kevin Pollack, CFO	5,625	(19)	-		12.00	February 26, 2018
Kevin Pollack, CFO	5,625	(19)	-		12.00	May 26, 2018
Kevin Pollack, CFO	5,625	(19)	-		12.00	August 26, 2018
Kevin Pollack, CFO	25,000	(1)	-		12.00	December 30, 2022
Kevin Pollack, CFO	-		65,000	(2)	15.00	December 30, 2017
Kevin Pollack, CFO	25,000	(3)	-		10.00	April 30, 2023
Kevin Pollack, CFO	50,000	(4)	-		8.00	April 30, 2023
Kevin Pollack, CFO	25,000	(5)	-		10.00	July 31, 2023
Kevin Pollack, CFO	50,000	(6)	-		15.00	July 31, 2023
Kevin Pollack, CFO	50,000	(7)	-		20.00	July 31, 2023
Kevin Pollack, CFO	50,000	(8)	-		8.00	October 31, 2023
Kevin Pollack, CFO	25,000	(9)	-		10.00	October 31, 2023
Kevin Pollack, CFO	75,000	(10)	-		6.00	December 30, 2023
Kevin Pollack, CFO	90,000	(11)	-		8.00	December 30, 2023
Kevin Pollack, CFO	90,000	(12)	-		10.00	December 30, 2023
Kevin Pollack, CFO	150,000	(13)	-		5.00	June 14, 2024
Kevin Pollack, CFO	200,000	(14)	-		8.00	June 14, 2024
Kevin Pollack, CFO	500,000	(15)	-		7.25	October 26, 2025
Total for Kevin Pollack	1,455,000	(20)	65,000

Dr. Michael Sinclair, Executive Chairman	75,000	(10)	-		6.00	December 30, 2023
Dr. Michael Sinclair, Executive Chairman	150,000	(13)	-		5.00	June 14, 2024
Dr. Michael Sinclair, Executive Chairman	100,000	(14)	-		8.00	June 14, 2024
Dr. Michael Sinclair, Executive Chairman	250,000	(15)	-		7.25	October 26, 2025
Total for Dr. Michael Sinclair	575,000		-

(1)	Mr. Pollack was granted an option to purchase 25,000 shares of the Company’s Common Stock which became fully vested and exercisable on December 31, 2012, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(2)	Mr. Pollack was granted an option to purchase 65,000 shares of the Company’s Common Stock. The option became fully vested on December 31, 2012, the date of grant. The options become exercisable upon the earlier of the Company’s stock price trading above $30 per share for three trading days out of any ten consecutive trading days (which condition was satisfied on September 17, 2017, after the end of the fiscal year ended July 31, 2017) or December 30, 2017. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(3)	Mr. Pollack was granted an option to purchase 25,000 shares of the Company’s Common Stock which became fully vested on May 1, 2013, the date of grant. The option becomes exercisable 50% upon the date on which an Investigational NDA is submitted to the FDA for the Company’s product that is expected to enter into an initial trial sponsored by the NIH and 50% upon the date on which the aforementioned initial trial sponsored by the NIH commences. These conditions for exercise have been satisfied. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(4)	Mr. Pollack was granted an option to purchase 50,000 shares of the Company’s Common Stock which became fully vested on May 1, 2013, the date of grant. The options became exercisable 50% upon the date on which an Investigational NDA is submitted to the FDA for the Company’s product that is expected to enter into an initial trial sponsored by the NIH and 50% upon the date on which the aforementioned initial trial sponsored by the NIH commences. These conditions for exercise have been satisfied. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(5)	Mr. Pollack was granted an option to purchase 25,000 shares of the Company’s Common Stock which became fully vested on August 1, 2013, the date of grant. The options became exercisable 50% upon the date on which an Investigational NDA is submitted to the FDA for the Company’s product that is expected to enter into an initial trial sponsored by the NIH and 50% upon the date on which the aforementioned initial trial sponsored by the NIH commences. These conditions for exercise have been satisfied. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(6)	Mr. Pollack was granted an option to purchase 50,000 shares of the Company’s Common Stock which became fully vested and exercisable on August 1, 2013, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(7)	Mr. Pollack was granted an option to purchase 50,000 shares of the Company’s Common Stock which became fully vested and exercisable on August 1, 2013, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(8)	Mr. Pollack was granted an option to purchase 50,000 shares of the Company’s Common Stock which became fully vested and exercisable on November 1, 2013, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(9)	Mr. Pollack was granted an option to purchase 25,000 shares of the Company’s Common Stock which became fully vested and exercisable on November 1, 2013, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(10)	Dr. Crystal, Mr. Pollack, and Dr. Sinclair were each granted options to purchase 75,000 shares of the Company’s Common Stock which became fully vested and exercisable on December 31, 2013, the date of grant. These options were approved by the Board and the exercise price for the options were equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(11)	Mr. Pollack was granted an option to purchase 90,000 shares of the Company’s Common Stock. The option became fully vested and exercisable on December 31, 2013, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.

(12)	Mr. Pollack was granted an option to purchase 90,000 shares of the Company’s Common Stock. The option became fully vested and exercisable on December 31, 2013, the date of grant. This option was approved by the Board and the exercise price for the option was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(13)	Dr. Crystal, Mr. Pollack, and Dr. Sinclair were each granted options to purchase 150,000 shares of the Company’s Common Stock which became fully vested on June 15, 2014, the date of grant. The options became exercisable upon the first occurrence of one of the following three events: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of an NDA with the FDA with respect to the opioid overdose reversal treatment. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(14)	Mr. Pollack and Dr. Sinclair were granted options to purchase 200,000 and 100,000 shares of the Company’s Common Stock, respectively. The options became fully vested on June 15, 2014, the date of grant. The options became exercisable upon the first occurrence of one of the following three events: (A) the commencement of the next trial with respect to the opioid overdose reversal treatment; (B) the entrance into a distribution, licensing, royalty, partnership, collaboration, or other significant transaction with respect to the opioid overdose reversal treatment; or (C) the filing of an NDA with the FDA with respect to the opioid overdose reversal treatment. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(15)	Dr. Crystal, Mr. Pollack, and Dr. Sinclair were granted options to purchase 500,000, 500,000, and 250,000 shares of the Company’s Common Stock, respectively, which became fully vested on October 27, 2015, the date of grant. The options became exercisable upon the first occurrence of one of the following two (2) events: (A) the commencement of three trials on or subsequent to the October 23, 2015; or (B) (1) the approval by the FDA of the NDA with respect to the opioid overdose reversal treatment, and (2) the commencement of two trials on or subsequent to October 23, 2015. These conditions for exercise have been satisfied. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(16)	Mr. Pollack was granted options to purchase 2,500 shares of the Company’s Common Stock which became fully vested and exercisable on April 17, 2012, the date of grant. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(17)	Mr. Pollack was granted options to purchase 1,250 shares of the Company’s Common Stock which became fully vested and exercisable on April 17, 2012, the date of grant. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(18)	Mr. Pollack was granted options to purchase 12,500 shares of the Company’s Common Stock which became fully vested and exercisable on November 26, 2012, the date of grant. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(19)	Mr. Pollack was granted options to purchase 5,625 shares of the Company’s Common Stock which became fully vested and exercisable on November 26, 2012, the date of grant. These options were approved by the Board and the exercise price for the options was equal to or greater than the fair market value of the Company’s Common Stock on the date of grant.
(20)	On September 11, 2017, Mr. Pollack resigned as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited. Per the terms of his Separation Agreement, Mr. Pollack agreed to forfeit certain options that he had been previously granted. The following table details the options that Mr. Pollack retained after his resignation on September 11, 2017:

	Number of Securities underlying Unexercised Options - Exercisable (#)		Number of Securities underlying Unexercised Options - Unexercisable (#)	Option Exercise Price per Share ($)	Option Expiration Date
Kevin Pollack, CFO	75,000	(10)	-	$6.00	December 30, 2023
Kevin Pollack, CFO	23,000	(11)	-	$8.00	December 30, 2023
Kevin Pollack, CFO	150,000	(13)	-	$5.00	June 14, 2024
Kevin Pollack, CFO	200,000	(14)	-	$8.00	June 14, 2024
Kevin Pollack, CFO	500,000	(15)	-	$7.25	October 26, 2025
Total as of September 11, 2017	948,000		-

Warrants

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable warrants, as well as the exercise prices and expiration dates thereof, as of July 31, 2017.

Name	Number of Securities Underlying Unexercised Warrants - Exercisable (#)	Number of Securities Underlying Unexercised Warrants - Unexercisable (#)		Warrant Exercise Price ($)	Warrant Expiration Date

Kevin Pollack, Chief Financial Officer (2)	-	55,000	(1)	$15.00	December 30, 2017

(1)	Mr. Pollack’s warrant may only be exercised between the following dates: (i) the earliest date on which the price per share has traded at or above $30 (post-split) for at least 3 trading days out of any 10 consecutive trading days (which condition was satisfied on September 1, 2017, after the end of the fiscal year ended July 31, 2017) and the (ii) the expiration date.
(2)	On September 11, 2017, Mr. Pollack resigned as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited. Per the terms of his Separation Agreement and General Release, dated as of September 5, 2017 (the “Separation Agreement”) Mr. Pollack agreed to forfeit all warrants that he had been previously granted.

Director Compensation

Director Agreements

The Company is party to a director agreement, dated as of December 31, 2012, with Geoffrey Wolf, under which, pursuant to a separate stock option agreement, he was granted options to purchase 35,000 shares of Common Stock exercisable at $15.00 per share which terminate five years from their grant date. Under the director agreement, Mr. Wolf was also granted, pursuant to a separate warrant agreement, warrants to purchase 345,000 shares of Common Stock exercisable at $15.00 per share with a five-year termination date. All of the above options and warrants may only be exercised between the following dates: (i) the date on which the Company’s price per share has traded at or above $30.00 for at least three trading days out of any 10 consecutive trading days (which condition was satisfied on September 1, 2017); and (ii) five years from the grant date.

The Company is a party to separate director agreements, each dated as of May 17, 2016, with each of Dr. Gabrielle Silver and Ann MacDougall. Each director agreement provides for cash compensation equivalent to $40,000 per annum, paid in $10,000 installments after the end of each calendar quarter during which the director serves. Additionally, on May 13, 2016, under the director agreements and pursuant to separate stock option agreements, each director was granted 35,000 stock options to purchase the Company’s Common Stock, each option with a five-year exercise period and exercisable on a cashless basis at $10.00 per share of Common Stock. Additionally, with respect to each director, the options vest as follows: (i) 11,667 option shares vested on August 29, 2017 upon the uplisting of Company to Nasdaq; (ii) 11,667 option shares vested on December 13, 2016 upon the cumulative funding of Company of or in excess of $5,000,000 by institutional investors starting from May 5, 2016; and (iii) 11,666 options vest upon the first submission of a NDA to the FDA for one of Company's products by Company itself or a Company licensee.

The Company is a party to a director agreement, dated as of November 4, 2016, with Thomas T. Thomas which provides for cash compensation equivalent to $40,000 per annum, paid in $10,000 installments after the end of each calendar quarter during which Mr. Thomas serves. On November 4, 2016, Mr. Thomas was granted an option to purchase 35,000 shares of Common Stock exercisable on a cashless basis. This option has an exercise price of $10.00, a term of five years and vests as follows: (i) 11,667 shares vested on August 29, 2017 upon the uplisting of the Company to Nasdaq; (ii) 11,667 shares vested on December 13, 2016 upon the cumulative funding of the Company of or in excess of $5,000,000 by institutional investors starting from November 4, 2016; and (iii) 11,666 shares vest upon the first submission of an NDA to the FDA for one of Company’s products by Company itself or a Company licensee.

All non-employee directors have entered into a service agreement with the Company. The following table provides information for the years ended July 31, 2017 and 2016 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director during these fiscal years pursuant to such agreements. With respect to the fiscal years ended July 31, 2017 and 2016, other than as set forth in the table, the Company has not paid any fees to or, except for reasonable expenses for attending board and committee meetings, reimbursed any expenses of directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)(1)(9)		Option Awards ($)(2)		Total ($)
Geoffrey Wolf
2017	61,078	(3)	-		61,078
2016	30,000	(1)	437,500		467,500
Ann MacDougall
2017	55,194	(4)	151,932	(7)	207,126
2016	9,633	(1)	74,503		84,136
Dr. Gabrielle Silver
2017	45,517	(5)	151,932	(7)	197,449
2016	9,633	(1)	74,503		84,136
Thomas T. Thomas
2017	44,832	(6)	164,595	(8)	209,427
2016	-		-		-
	$255,887		1,054,965		1,310,852

(1)	The cash compensation shall be equivalent to $40,000 per annum, paid in $10,000 installments after the end of each calendar quarter during which the director serves, and pro-rated as appropriate. The Board may consider additional cash compensation, as appropriate.
(2)	The amounts in this column are calculated based on the aggregate grant date fair value computed in accordance with ASC Topic 718 as of July 31 of the year indicated. For information regarding assumptions underlying the valuation of equity awards, see Note 8 of the Consolidated Financial Statements in this Annual Report.
(3)	The cash compensation consists of $55,000 related to being a member of the Company's Board of Directors, of which $15,000 was owed from the year ended July 31, 2016, $4,052 was related to being a member of the Company's Audit Committee, and $2,026 was related to being a member of the Company's Nominating and Corporate Governance Committee.
(4)	The cash compensation consists of $40,000 related to being a member of the Company's Board of Directors, $9,116 was related to being the Chairperson of the Company's Compensation Committee, $4,052 was related to being a member of the Company's Audit Committee, and $2,026 was related to being a member of the Company's Nominating and Corporate Governance Committee.
(5)	The cash compensation consists of $40,000 related to being a member of the Company's Board of Directors, $4,052 was related to being the Chairperson of the Company's Nominating and Corporate Governance Committee, and $1,465 (pro-rated to reflect her joining the Compensation Committee on May 26, 2017) was related to being a member of the Company's Compensation Committee.
(6)	The cash compensation consists of $29,638 (pro-rated to reflect his joining the Board of Directors on November 6, 2016) related to being a member of the Board, $9,116 was related to being the Chairperson of the Company's Audit Committee, $4,052 was related to being a member of the Company's Compensation Committee, and $2,026 was related to being a member of the Company's Nominating and Corporate Governance Committee.
(7)	Options to purchase the Company’s Common Stock are subject to certain performance conditions that have yet to be met. In the event that all such conditions are met, the fair value of the options granted to each director on May 17, 2016 was $290,143.
(8)	Options to purchase the Company’s Common Stock are subject to certain performance conditions that have yet to be met. In the event that all such conditions are met, the fair value of the options granted to Mr. Thomas on November 4, 2017 was $220,116.
(9)	On August 18, 2017, the Board authorized an increase in annual director compensation from $40,000 per annum to $65,000 per annum, effective August 18, 2017. In addition, the Board also authorized annual compensation in the amount of $8,000 for members of the Company's Audit and Compensation Committees, with such compensation being retroactive to January 29, 2017. The Board also authorized annual compensation in the amount of $18,000 for the Chairpersons of the Company's Audit and Compensation Committees, with such compensation being retroactive to January 29, 2017. On August 18, 2017, the Board also authorized annual compensation in the amount of $4,000 for members of the Company's Nominating and Corporate Governance Committee and annual compensation in the amount of $8,000 for the Chairperson of the Company's Nominating and Corporate Governance Committee. All compensation related to the Nominating and Corporate Governance Committee was also retroactive to January 29, 2017.

The following sets forth the aggregate number of stock awards and shares underlying stock options held by each of our directors at July 31, 2017.

Name	Aggregate Number of Stock Awards (#)	Aggregate Number of Option Shares (#)

Geoffrey Wolf	-	222,500	(1)
Ann MacDougall	-	35,000	(2)
Dr. Gabrielle Silver	-	35,000	(2)
Thomas T. Thomas	-	35,000	(3)

(1)	Represents 35,000 option shares granted in December 2012, 125,000 options granted in June 2014 and 62,500 options granted in October 2015.
(2)	Granted in May 2016.
(3)	Granted in November 2016.

Employment Agreements

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 15, 2016 with the SEC on April 12, 2016, the Company amended its employment agreements with Dr. Michael Sinclair, our Executive Chairman, Dr. Roger Crystal, our Chief Executive Officer, and Mr. Kevin Pollack, our former Chief Financial Officer, Secretary and Treasurer effective as of January 1, 2016.

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

Under the Sinclair Employment Agreement from January 1, 2016 through December 31, 2016, Dr. Sinclair was to receive a base salary of $350,000. The Company was to pay Dr. Sinclair no less than $265,000 of the base salary earned between January 1, 2016 and December 31, 2016, and all amounts in excess of the amounts actually paid shall accrue, with a minimum of 50% of the balance due being paid by September 30, 2017, and the remaining balance paid by March 31, 2018.

On March 31, 2017, Dr. Sinclair voluntarily entered into an acknowledgement agreement whereby he elected to forfeit, unconditionally and irrevocably, $175,498.32 of the Owed Amounts, representing 35% of the total Owed Amounts owed to Dr. Sinclair as of such date. Additionally, on March 31, 2017, Dr. Sinclair voluntarily elected to forfeit, unconditionally and irrevocably, 680,000 shares of Common Stock underlying stock options and warrants previously issued by the Company to Dr. Sinclair, representing approximately 55% of the total number of options and warrants previously issued by the Company to Dr. Sinclair.

The Company may terminate Dr. Sinclair for “Cause” (as defined below) at any time during the term of the Sinclair Employment Agreement. Upon a termination for Cause, Dr. Sinclair shall not be entitled to severance pay or any other special payment, except that Dr. Sinclair shall be entitled to all such options and warrants that have vested and all “Owed Amounts” (as defined in the Sinclair Employment Agreement) within 60 days of such termination. “Cause” means: termination based upon Dr. Sinclair’s (i) willful breach or willful neglect of his duties and responsibilities; (ii) conviction of or a plea of no contest with respect to a felony occurring on or after the execution of the Sinclair Employment Agreement; (iii) material breach of the Sinclair Employment Agreement; (iv) acts of fraud, dishonesty, misappropriation, or embezzlement; (v) willful failure to comply with the Board’s reasonable orders or directives consistent with Dr. Sinclair’s position; or (vi) becoming disqualified or prohibited by law from serving as Executive Chairman of the Company; provided, however, that in the case of any act or failure to act described in clauses (i), (iii), or (v) above, such act or failure to act will not constitute Cause if, within ten days after notice of such act or failure to act is given to Dr. Sinclair by the Company, Dr. Sinclair has corrected such act or failure to act (if it is capable of correction).

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

The Company may terminate Dr. Sinclair’s employment for disability. In the event of a termination as a result of his disability, the Company shall pay Dr. Sinclair on the date which is 60 days after the date of such termination the sum of: (i) all Owed Amounts to which Dr. Sinclair is entitled to; (ii) (A) $350,000; and (iii) one-half times the Sinclair 2015 Incentive Bonus Cash Compensation. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

In the event that Dr. Sinclair: (i) is employed by the Company on December 31, 2016; and (ii) has not been renewed for employment as Executive Chairman from January 1, 2017 through at least December 31, 2017 with at least the following terms: (A) annual base cash pay that is at least $350,000 with such annual base cash pay paid by the Company to Dr. Sinclair on at least a monthly basis; (B) benefits with at least the same terms as set forth in the Sinclair Employment Agreement; and (C) termination provisions and “Fundamental Transaction” (as hereinafter defined) provisions comparable to those set forth in the Sinclair Employment Agreement, then the Company shall pay Dr. Sinclair on the date which is no later than February 15, 2017 the sum of: (i) all Owed Amounts to which Dr. Sinclair is entitled to; (ii) $350,000; and (iii) one-half (0.5) times the Sinclair 2015 Incentive Bonus Cash Compensation. In the event of such non-renewal of employment, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

To the extent that during the term of the Sinclair Employment Agreement there shall be a Fundamental Transaction, notwithstanding any term to the contrary in the Sinclair Employment Agreement, Dr. Sinclair shall be entitled to receive the “Fundamental Transaction Compensation” (as hereafter defined). A “Fundamental Transaction" shall mean the Company, directly or indirectly, in one or more related transactions effects, complete or consummates, as applicable any (i) merger or consolidation of the Company with or into another person, or (ii) reclassification, reorganization or recapitalization of the Company’s Common Stock or any compulsory share exchange pursuant to which the Company’s Common Stock is effectively converted into or exchanged for other securities, cash or property, (iii) sale, lease, license, assignment, transfer, conveyance or other disposition of 50% or more of its assets, (iv) purchase offer, tender offer or exchange offer (whether by the Company or another person) pursuant to which holders of Company’s Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Company’s Common Stock, or (v) stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another person or group of persons whereby such other person or group acquires more than 50% of the outstanding shares of Company’s Common Stock (not including any shares of Company’s Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination). “Fundamental Transaction Compensation” shall mean the sum of: (i) all Owed Amounts to which Dr. Sinclair is entitled to; (ii) $350,000; and (iii) one times the Sinclair 2015 Incentive Bonus Cash Compensation. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Sinclair on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Unless the Board shall reasonably determine otherwise in good faith, in the event that the Company effects a Fundamental Transaction, each option and warrant then outstanding (the “Equity Grants”) shall be fully exercisable regardless of the exercise schedule otherwise applicable to such Equity Grant. The holder of such Equity Grant, and the shares underlying such Equity Grant, shall have the right to receive the consideration per share receivable by other holders of shares of the Company’s Common Stock as a result of such Fundamental Transaction. If holders of shares of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction with respect to the shares, then the Equity Grant holder shall be given the same choice. Notwithstanding the foregoing, in the event of a Fundamental Transaction and if the Board may reasonably determine in good faith, the Equity Grants may be (i) honored or assumed, or new rights substituted therefore (such honored, assumed or substituted award hereinafter called an “Alternative Award”), by the Company or its affiliates or any successor entity in the Fundamental Transaction immediately following the Fundamental Transaction; provided that any such Alternative Award must provide each holder with (a) rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the Equity Grant and (b) substantially equivalent value to such Equity Grant (determined at the time of the Fundamental Transaction); or (ii) purchased by the Company by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of the Equity Grant on the date of the consummation of such Fundamental Transaction to be determined by a reasonable method selected by the Board in good faith. In the event that a successor entity shall succeed to, and be substituted for (so that from and after the date of such Fundamental Transaction, the provisions of Equity Grants referring to the “Company” shall refer instead to the successor entity) the Company, such successor entity may exercise every right and power of the Company and shall assume all of the obligations of the Company under an Equity Grant with the same effect as if such successor entity had been named as the Company therein. The Fundamental Transaction Compensation shall be paid to Dr. Sinclair within 20 days of the Fundamental Transaction. For avoidance of confusion, in the event of a Fundamental Transaction while Dr. Sinclair is employed by the Company, Dr. Sinclair shall be entitled to the Fundamental Transaction Compensation and not any other termination compensation set forth elsewhere in Paragraph 7 of the Sinclair Employment Agreement. In the event that Dr. Sinclair is terminated for any reason and within one (1) year of termination there is a Fundamental Transaction, then Dr. Sinclair shall be entitled to the Fundamental Transaction Compensation.

Dr. Sinclair has waived his entitlement, pursuant to that certain Second Amendment to Employment Agreement, dated as of December 31, 2013, between Dr. Sinclair and the Company, to additional stock option grants equal to no less than three percent of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2015. Pursuant to such second employment agreement amendment, the Company remains obligated to register all Common Stock underlying all of the options and warrants held by Dr. Sinclair and to adopt a tax-efficient stock incentive plan. As of October 13, 2017, the Company has not met these obligations.

On March 31, 2017, Dr. Sinclair voluntarily entered into an acknowledgement agreement whereby he elected to forfeit, unconditionally and irrevocably, $175,498.32 of the Owed Amounts, representing 35% of the total Owed Amounts owed to Dr. Sinclair as of such date. Additionally, on March 31, 2017, Dr. Sinclair voluntarily elected to forfeit, unconditionally and irrevocably, 680,000 shares of Common Stock underlying stock options and warrants previously issued by the Company to Dr. Sinclair, representing approximately 55% of the total number of options and warrants previously issued by the Company to Dr. Sinclair.

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

Under the Crystal Employment Agreement, from January 1, 2016 through December 31, 2016, Dr. Crystal was to receive a base salary of $593,750. The Company was to pay Dr. Crystal no less than $450,000 of the base salary earned between January 1, 2016 and December 31, 2016, and all amounts in excess of the amounts actually paid were to accrue, with a minimum of 50% of the balance due being paid by September 30, 2017, and remaining balance paid by March 31, 2018.

On March 31, 2017, Dr. Crystal voluntarily entered into an acknowledgement agreement whereby he elected to forfeit, unconditionally and irrevocably, $586,328.97 of the Owed Amounts, representing 35% of the total Owed Amounts owed to Dr. Crystal as of such date. Additionally, on March 31, 2017, Dr. Crystal voluntarily elected to forfeit, unconditionally and irrevocably, 825,000 shares of Common Stock underlying stock options and warrants previously issued by the Company to Dr. Crystal, representing approximately 55% of the total number of options and warrants previously issued by the Company to Dr. Crystal. The Company and Dr. Crystal are currently renegotiating a renewal of the Crystal Employment Agreement through December 31, 2017.

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

To the extent that during the term of the Crystal Employment Agreement there shall be a Fundamental Transaction, notwithstanding any term to the contrary in the Crystal Employment Agreement, Dr. Crystal shall be entitled to receive the “Fundamental Transaction Compensation” (as hereafter defined). “Fundamental Transaction Compensation” shall mean the sum of: (i) all Owed Amounts to which Dr. Crystal is entitled to; (ii) $593,750; and (iii) one times the Crystal 2015 Incentive Bonus Cash Compensation. In the event of a Fundamental Transaction, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Dr. Crystal on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Unless the Board shall reasonably determine otherwise in good faith, in the event that the Company effects a Fundamental Transaction, each Equity Grant shall be fully exercisable regardless of the exercise schedule otherwise applicable to such Equity Grant. The holder of such Equity Grant, and the shares underlying such Equity Grant, shall have the right to receive the consideration per share receivable by other holders of shares of the Company’s Common Stock as a result of such Fundamental Transaction. If holders of shares of the Company’s Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction with respect to the shares, then the Equity Grant holder shall be given the same choice. Notwithstanding the foregoing, in the event of a Fundamental Transaction and if the Board may reasonably determine in good faith, the Equity Grants may be (i) Alternative Awards by the Company or its affiliates or any successor entity in the Fundamental Transaction immediately following the Fundamental Transaction; provided that any such Alternative Award must provide each holder with (a) rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the Equity Grant and (b) substantially equivalent value to such Equity Grant (determined at the time of the Fundamental Transaction); or (ii) purchased by the Company by paying to the holder an amount of cash equal to the value of the remaining unexercised portion of the Equity Grant on the date of the consummation of such Fundamental Transaction to be determined by a reasonable method selected by the Board in good faith. In the event that a successor entity shall succeed to, and be substituted for (so that from and after the date of such Fundamental Transaction, the provisions of Equity Grants referring to the “Company” shall refer instead to the successor entity) the Company, such successor entity may exercise every right and power of the Company and shall assume all of the obligations of the Company under an Equity Grant with the same effect as if such successor entity had been named as the Company therein. The Fundamental Transaction Compensation shall be paid to Dr. Crystal within 20 days of the Fundamental Transaction. For avoidance of confusion, in the event of a Fundamental Transaction while Dr. Crystal is employed by the Company, Dr. Crystal shall be entitled to the Fundamental Transaction Compensation and not any other termination compensation set forth elsewhere in Paragraph 7 of the Crystal Employment Agreement. In the event that Dr. Crystal is terminated for any reason and within one (1) year of termination there is a Fundamental Transaction, then Dr. Crystal shall be entitled to the Fundamental Transaction Compensation.

Dr. Crystal has waived his entitlement, pursuant to that certain Second Amendment to Employment Agreement, dated as of December 31, 2013, between Dr. Crystal and the Company, to additional stock option grants equal to no less than six percent of the amount of shares issued and outstanding on a fully diluted basis as of December 15, 2015. Pursuant to such second employment agreement amendment, the Company remains obligated to register all Common Stock underlying all of the options and warrants held by Dr. Sinclair and to adopt a tax-efficient stock incentive plan. As of October 13, 2017, the Company has not met these obligations.

On March 31, 2017, Dr. Crystal voluntarily entered into an acknowledgement agreement whereby he elected to forfeit, unconditionally and irrevocably, $586,328.97 of the Owed Amounts, representing 35% of the total Owed Amounts owed to Dr. Crystal as of such date. Additionally, on March 31, 2017, Dr. Crystal voluntarily elected to forfeit, unconditionally and irrevocably, 825,000 shares of Common Stock underlying stock options and warrants previously issued by the Company to Dr. Crystal, representing approximately 55% of the total number of options and warrants previously issued by the Company to Dr. Crystal. The Company and Dr. Crystal are currently renegotiating a renewal of the Crystal Employment Agreement through December 31, 2017.

The Pollack Employment Agreement

The Company was a party to that certain Employment Agreement with Kevin Pollack, the Company’s Chief Financial Officer, dated November 26, 2012, as amended on December 31, 2012, December 31, 2013 and April 12, 2016 (as amended, the “Pollack Employment Agreement”). The April 12, 2016 amendment to the Pollack Employment Agreement extended the term of Mr. Pollack’s employment with the Company through December 31, 2016.

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

From January 1, 2016 through December 31, 2016, Mr. Pollack received a base salary of $562,500 which was paid by the Company to Mr. Pollack in $46,875 monthly cash installments on the first day of each calendar month during such period. The Company paid Mr. Pollack no less than $425,000 of the base salary earned between January 1, 2016 and December 31, 2016, and all amounts in excess of the amounts actually paid shall accrue, with a minimum of 50% of the balance due being paid by September 30, 2017, and remaining balance paid by March 31, 2018.

The Company may terminate Mr. Pollack for “Cause” (as defined below) at any time during the term of the Pollack Employment Agreement. Upon a termination for Cause, Mr. Pollack shall not be entitled to severance pay or any other special payment, except that Mr. Pollack shall be entitled to all such options and warrants that have vested and all “Owed Amounts” (as defined in the Pollack Employment Agreement) within 60 days of such termination. “Cause” means: termination based upon Mr. Pollack’s (i) willful breach or willful neglect of his duties and responsibilities; (ii) conviction of or a plea of no contest with respect to a felony occurring on or after the execution of the Pollack Employment Agreement; (iii) material breach of the Pollack Employment Agreement; (iv) acts of fraud, dishonesty, misappropriation, or embezzlement; (v) willful failure to comply with the Board’s reasonable orders or directives consistent with Mr. Pollack’s position; or (vi) becoming disqualified or prohibited by law from serving as Chief Financial Officer of the Company; provided, however, that in the case of any act or failure to act described in clauses (i), (iii), or (v) above, such act or failure to act will not constitute Cause if, within 10 days after notice of such act or failure to act is given to Mr. Pollack by the Company, Mr. Pollack has corrected such act or failure to act (if it is capable of correction).

If during the term of the Pollack Employment Agreement the Company terminates Mr. Pollack’s employment or Mr. Pollack resigns within 12 months of a “Constructive Termination” (as defined below) of his employment, and in either case such termination is not for Cause, the Company shall pay Mr. Pollack within 60 days of such termination the sum of: (i) all Owed Amounts, (ii) $562,500 and (iii) one times the “Incentive Bonus Cash Compensation” (as defined in the Pollack Employment Agreement) earned by Mr. Pollack, regardless of whether paid to Mr. Pollack, from January 1, 2015 through December 31, 2015 (the “Pollack 2015 Incentive Bonus Cash Compensation”). In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever. Constructive Termination shall occur if: (i) either (A) there is a reduction of any amounts of Mr. Pollack’s compensation set forth in the Pollack Employment Agreement, or a reduction in annual cash pay or a material adverse change to the incentive plan that affects Mr. Pollack differentially and adversely from other employees, management, and/or officers with comparable levels of responsibility; (B) there is a material change in Mr. Pollack’s authority, duties, or responsibilities, including without limitation Mr. Pollack’s ceasing to be the Chief Financial Officer, or Mr. Pollack’s no longer being part of the executive team; (C) Mr. Pollack ceases to be a member of the Board, except in the event of termination for Cause or his death or disability; (D) upon the Company’s or its successor’s reasonable request, Mr. Pollack refuses to relocate to a facility or location more than 20 miles from his location at such time; (E) Mr. Pollack is subjected to discrimination, harassment or abuse as a result of his race, color, religion, creed, sex, age, national origin, sexual orientation, or disability; (F) there is a failure of a successor of the Company to assume the obligations of the Pollack Employment Agreement; or (G) there is a material breach by the Company of the Pollack Employment Agreement; and (ii) Mr. Pollack provides the Board written notice within 30 days after the occurrence of one or more of the above events in (i); and (iii) the Board does not remedy the condition so identified within 30 days.

The Company may terminate Mr. Pollack’s employment for disability. In the event of a termination as a result of his disability, the Company shall pay Mr. Pollack on the date which is 60 days after the date of such termination the sum of: (i) all Owed Amounts to which Mr. Pollack is entitled to; (ii) (A) $562,500; and (iii) one-half times the Pollack 2015 Incentive Bonus Cash Compensation. In the event of such termination, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

In the event that Mr. Pollack: (i) is employed by the Company on December 31, 2016; and (ii) has not been renewed for employment as Chief Financial Officer from January 1, 2017 through at least December 31, 2017 with at least the following terms: (A) annual base cash pay that is at least $562,500 with such annual base cash pay paid by the Company to Mr. Pollack on at least a monthly basis; (B) benefits with at least the same terms as set forth in the Pollack Employment Agreement; and (C) termination provisions and Fundamental Transaction provisions comparable to those set forth in the Pollack Employment Agreement, then the Company shall pay Mr. Pollack on the date which is no later than February 15, 2017 the sum of: (i) all Owed Amounts to which Mr. Pollack is entitled to; (ii) $562,500; and (iii) one-half times the Pollack 2015 Incentive Bonus Cash Compensation. In the event of such non-renewal of employment, all outstanding stock options, warrants, restricted share awards, performance grants and the like held by Mr. Pollack on his last day of service shall become fully vested and remain exercisable for the life of such award and shall not be forfeited for any reason whatsoever.

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

On September 5, 2017, the Company accepted, effective September 11, 2017 (the “Separation Date”), the resignation of Mr. Pollack as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. On September 5, 2017, the Company and Mr. Pollack entered into the Separation Agreement which became effective on September 12, 2017 (the “Separation Agreement Effective Date”).

Pursuant to the Separation Agreement, Mr. Pollack received (i) a payment equal to $1,130,815 relating to certain accrued obligations, payable in a cash lump sum within three business days following the Separation Agreement Effective Date; and (ii) a separation payment equal to $1,442,500, payable in one or two installments in accordance with the terms set forth in the Separation Agreement, in each case less applicable taxes and withholding; provided, however, that the Company shall also be obligated to pay the “Defaulted Amount” (as defined in the Separation Agreement) in the event that the above payments are not made when due. Mr. Pollack shall also be eligible for continued coverage under the group health plans provided to the Company’s employees in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), subject to the terms and conditions thereof. Furthermore, Mr. Pollack shall retain previously granted options to purchase, in the aggregate, 948,000 shares of Common Stock of the Company, which options are currently each fully vested and exercisable (the “Retained Options”). Except as set forth in the Separation Agreement, all other options held by Mr. Pollack were forfeited as of the Separation Agreement Effective Date.

In connection with the Retained Options, the Company shall prepare and file with the SEC pursuant to the Securities Act of 1933, and use reasonable best efforts to have declared effective and to keep effective, one or more registration statements to register for resale the shares of Common Stock that may be issued to Mr. Pollack upon the exercise of (A)(x) the 98,000 Retained Options that expire on December 30, 2023 and (y) the 350,000 Retained Options that expire on June 14, 2024, no later than March 5, 2019; and (B) the 500,000 Retained Options that expire on October 26, 2025, no later than September 5, 2020, subject to certain exceptions described therein. Moreover, the Company has agreed to make gross up payments to Mr. Pollack in the event that any Payments (as defined in the Separation Agreement) are subject to the Section 409A Tax (as defined in the Separation Agreement).

Additionally, for a period of no more than 12 months following the Separation Date, Mr. Pollack shall cooperate as an advisor with the Company in connection with matters arising out of Mr. Pollack’s service with the Company, in accordance with the terms set forth in the Separation Agreement.

401(k) Retirement Plan

The Company sponsors and maintains the Opiant Pharmaceuticals Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Retirement Plan”) which is a traditional 401(k) plan. The 401(k) Retirement Plan is available to all eligible employees on the Company’s payroll in the U.S., subject to applicable terms of the 401(k) Retirement Plan, laws and regulations. Employees are eligible to participate in the 401(k) Retirement Plan after completing three consecutive months of eligibility service. The Company makes matching contributions subject to applicable terms of the 401(k) Retirement Plan, laws and regulations.

401(k) Retirement Plan

The Company sponsors and maintains the Opiant Pharmaceuticals Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Retirement Plan”) which is a traditional 401(k) plan. The 401(k) Retirement Plan is available to all eligible employees on the Company’s payroll in the U.S., subject to applicable terms of the 401(k) Retirement Plan, laws and regulations. Employees are eligible to participate in the 401(k) Retirement Plan after completing three consecutive months of eligibility service. The Company makes matching contributions subject to applicable terms of the 401(k) Retirement Plan, laws and regulations.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s shares of Common Stock beneficially owned as of October 10, 2017 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of October 10, 2017. For purposes of computing the percentage of outstanding shares of the Company’s Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of October 10, 2017, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the Company at the address of: 201 Santa Monica Blvd., Suite 500, Santa Monica, CA 90401.

The following table sets forth information on the ownership of the Company’s voting securities by officers, directors, and major stockholders as well as those who own beneficially more than five percent of the Company’s Common Stock as of the date of this Annual Report:

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock Beneficially Owned (1)
5% Stockholders

None.

Directors and Named Executive Officers:
Kevin Pollack (2)	952,820	31.91%
Dr. Roger Crystal (3)	733,475	26.55%
Dr. Michael Sinclair (4)	745,170	28.52%
Geoffrey Wolf (5)	616,300	23.65%
Ann MacDougall (6)	23,334	1.13%
Dr. Gabrielle Silver (7)	23,334	1.13%
Thomas T. Thomas (8)	23,334	1.13%
All directors and officers (9 people) (9)	3,117,767	63.33%

(1)	As of October 10, 2017, there were 2,037,888 shares issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable or expected to be exercisable with the passage of time, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)	Includes 4,820 shares of Common Stock held directly by Mr. Pollack and 948,000 shares of Common Stock issuable upon the exercise of stock options.
(3)	Includes 8,475 shares of Common Stock held directly by Dr. Crystal and 725,000 shares of Common Stock issuable upon the exercise of stock options.
(4)	Includes 575,000 shares of Common Stock issuable upon exercise of stock options; 40,720 shares held in certificate form directly by Dr. Sinclair; 27,450 shares held in certificate form indirectly by (i) Proton Therapy USA, a entity owned jointly by Dr. Sinclair and his son (5,000 shares); (ii) one pension fund (10,000 shares); (iii) a second pension fund (2,000 shares); (iv) Clearsearch Ltd., an entity who holds the shares for the benefit of Dr. Sinclair (2,650 shares); and (v) Eastkings Pension Fund, an entity which holds the shares for the benefit of Dr. Sinclair’s wife (7,800 shares); 10,000 shares held as the nominee for Penelope K. Sinclair; and 92,000 shares held in electronic form for the benefit of Dr. Sinclair.
(5)	Includes 48,800 shares of Common Stock; 345,000 shares of Common Stock issuable upon the exercise of warrants; and 222,500 shares of Common Stock issuable upon exercise of stock options.
(6)	Includes 23,334 shares of Common Stock issuable upon exercise of stock options.
(7)	Includes 23,334 shares of Common Stock issuable upon exercise of stock options.
(8)	Includes 23,334 shares of Common Stock issuable upon exercise of stock options.
(9)	Includes an aggregate of 264,965 shares of Common Stock, 345,000 shares of Common Stock issuable upon exercise of warrants, and 2,505,502 shares of Common Stock issuable upon exercise of stock options.

Equity Compensation Plan Information

As of July 31, 2017, the Company did not have any effective equity compensation plans. The 2017 Plan was approved by the Company’s stockholders on September 8, 2017 at the Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

All of the Company’s directors and officers complete a directors and officers questionnaire in the first quarter of each fiscal year, in which they are asked to disclose family relationships and other related party transactions. The Board must review and approve or ratify all related party transactions, as defined in Item 404 of Regulation S-K promulgated under the Securities Act. In examining related party transactions, the Board considers whether any of the directors, officers, holders of more than five percent (5%) of our voting stock, or any immediate family members of the foregoing persons and any other persons whom the Board determines to be related parties, have a conflict of interest where an individual may have a private interest which interferes with or appears to interfere with the Company’s interests. In determining whether to approve or ratify a related party transaction, the Board will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to the Company from an unaffiliated third-party under the same or similar circumstances, and the extent of the related party’s interest in the transaction.

There have been no such related party transactions since August 1, 2015.

Director Independence

The Company has used Nasdaq’s definition of “independence” to make this determination with respect to its directors. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

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

Based on the rule listed above, the Board determined that the Company’s only independent directors are Mr. Geoffrey Wolf, Ms. Ann MacDougall, Dr. Gabrielle Silver, and Mr. Thomas T. Thomas.

On January 29, 2017, the Company announced that the Board had established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

Item 14.  Principal Accounting Fees and Services.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, provides audit services to us. The fee table below reports fees billed or to be billed to us for professional services provided to us during the fiscal years ended July 31, 2017 and 2016 by MaloneBailey, LLP.

	For the Year Ended July 31,
	2017	2016
Audit Fees (1)	$57,500	$40,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$57,500	$40,800

(1) MaloneBailey receives these fees for the audit of our annual consolidated financial statements, reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q and other services related to our registration statement on Form S-1 in 2016 and certain current reports on Form 8-K for the fiscal years ended July 31, 2017 and 2016.

The Board, prior to the Audit Committee’s establishment on January 29, 2017, pre-approved all services provided by the Company’s independent auditors. The Audit Committee currently pre-approves all services provided by the Company’s independent auditors.

The Audit Committee has considered whether the provision of these services by MaloneBailey, LLP is compatible with maintaining the independence of MaloneBailey, LLP. Beginning on January 29, 2017, in accordance with the Audit Committee’s pre-approval policies and procedures described below, all fees and services have been and will be pre-approved by the Audit Committee. The Audit Committee did not rely on the waiver of pre-approval procedures permitted with respect to de minimus non-audit services under the applicable rules of the SEC for its approval of any of the services provided by MaloneBailey, LLP from January 29, 2017 to July 31, 2017.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditors. Under these policies and procedures, the Audit Committee approves in advance the provision of services and fees for such services that are specifically identified in the independent auditor’s annual engagement letter for the audits and reviews, in management’s annual budget relating to services to be provided by the independent auditors and any amendments to the annual budget reflecting additional services to be provided by or higher fees of the independent auditors. All other services to be provided by the independent auditors are pre-approved by the Audit Committee as they arise. The Chairman of the Audit Committee has been delegated authority to pre-approve services in accordance with these policies and procedures. The Chairman is to report any such approval of services to the Audit Committee at its next meeting. The Audit Committee considers, among other things, whether the provision of such audit or non-audit services is consistent with applicable regulations regarding maintaining auditor independence, whether the provision of such services would impair the independent auditors’ independence and whether the independent auditors are best positioned to provide the most effective and efficient service.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated October 2, 2017, between Opiant Pharmaceuticals, Inc., a Nevada corporation, and Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

3(i).1	First Amended and Restated Certificate of Incorporation of Opiant Pharmaceuticals, Inc., a Delaware corporation, filed on October 2, 2017 (incorporated herein by reference to Exhibit 3(i).4 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

3(i).2	Nevada Articles of Merger, filed October 2, 2017 (incorporated herein by reference to Exhibit 3(i).2 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

3(i).3	Delaware Certificate of Merger, filed October 2, 2017 (incorporated herein by reference to Exhibit 3(i).3 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

3(ii).1	Bylaws of Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

4.1	Specimen Common Stock Certificate of Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

10.1+	License Agreement, dated as of December 15, 2014, by and between the Company and Adapt Pharma Operations Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2017).

10.2+	Amendment No. 1 to License Agreement, dated as of December 13, 2016, by and between the Company and Adapt Pharma Operations Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2017).

10.3+

Amended and Restated Material Transfer, Option and Research License Agreement, dated as of April 26, 2016, by and between the Company and Aegis Therapeutics, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2016).

10.4+

Letter Agreement, dated as of April 26, 2016, by and between the Company and Aegis Therapeutics, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2016).

10.5++*	License Agreement, dated as of June 22, 2017, by and between the Company and Aegis Therapeutics, LLC.

10.6++*	Supply Agreement, dated as of June 22, 2017, by and between the Company and Aegis Therapeutics, LLC.

10.7++*	Research and Development Agreement, dated as of July 14, 2017, by and between the Company and Renaissance Lakewood, LLC.

10.8+

Purchase and Sale Agreement, dated as of December 13, 2016, by and between the Company and SWK Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.9++†*	Separation Agreement and General Release, dated as of September 5, 2017, by and between the Company and Kevin Pollack.

10.10†

Amendment to Employment Agreement, dated as of December 31, 2012, by and between the Company and Dr. Michael Sinclair (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on October 29, 2013).

10.11†

Second Amendment to Employment Agreement, dated as of December 31, 2013, by and between the Company and Dr. Michael Sinclair (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014).

10.12†	Third Amendment to Employment Agreement, dated as of April 12, 2016, by and between the Company and Dr. Michael Sinclair (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2016).

10.13†

Employment Agreement Acknowledgement, dated as of March 31, 2017, by and between the Company and Dr. Michael Sinclair (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

10.14†

Amendment to Executive Letter of Reappointment, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on October 29, 2013).

10.15†	Second Amendment to Executive Letter of Reappointment, dated as of December 31, 2013, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014).

10.16†	Third Amendment to Executive Letter of Reappointment, dated as of April 12, 2016, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2016).

10.17†	Employment Agreement Acknowledgement, dated as of March 31, 2017, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

10.18†	Employment Agreement, dated as of February 6, 2017, by and between the Company and Dr. Phil Skolnick (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).

10.19†

Offer Letter, dated as of August 29, 2017, by and between the Company and David D. O’Toole (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2017).

10.20†

Director Agreement, dated as of December 31, 2012, by and between the Company and Geoffrey Wolf (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on October 29, 2013).

10.21†

Director Agreement, dated as of May 5, 2016, by and between the Company and Ann MacDougall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).

10.22†	Director Agreement, dated as of May 5, 2016, by and between the Company and Dr. Gabrielle Silver (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2016).

10.23†	Director Agreement, dated as of November 4, 2016, by and between the Company and Thomas T. Thomas (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

10.24†	Senior Advisor Agreement, dated as of January 22, 2013, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.25†	First Amendment to Senior Advisor Agreement, dated as of February 24, 2015, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.26†	Second Amendment to Senior Advisor Agreement, dated as of March 19, 2015, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.27†	Third Amendment to Senior Advisor Agreement, dated as of March 13, 2017, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2017).

10.28	Sublease, effective as of August 1, 2017, by and between the Company and Standish Management, LLC, as amended by that certain letter agreement, dated as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2017).

10.29	Engagement Letter, dated December 18, 2014, by and between the Company and Torreya Partners (Europe) LLP (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.30	Supplemental Engagement Letter, dated as of September 8, 2017, by and between the Company and Torreya Partners (Europe) LLP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2017).

10.31	Investment Agreement, dated as of April 16, 2013, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.32	Letter Agreement, dated as of October 15, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.33	Investment Agreement, dated as of May 30, 2013, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.34	Letter Agreement, dated as of October 15, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.35	Investment Agreement, dated as of December 20, 2013, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.36	Investment Agreement, dated as of September 9, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.37	Letter Agreement, dated as of October 15, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.38	Investment Agreement, dated as of September 17, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.39	Investment Agreement, dated as of October 31, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.40	Letter Agreement, dated as of October 31, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.41	Investment Agreement, dated as of July 20, 2015, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.42	Investment Agreement, dated as of December 8, 2015, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.43	Amendment to Investment Agreement, dated as of April 12, 2017, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2017).

10.44	Investment Agreement, dated as of May 15, 2014, by and between the Company and Ernst Welmers (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.45	Letter Agreement, dated as of October 15, 2014, by and between the Company and Ernst Welmers (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.46

Amendment to Investment Agreement, dated as of June 1, 2017, by and between the Company and Ernst Welmers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.47	Amended and Restated Interest Agreement, dated as of October 24, 2016, by and between the Company and Valour Fund, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.48	Amended and Restated Interest Agreement, dated as of October 24, 2016, by and between the Company and Valour Fund, LLC (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.49†	Amended and Restated Consulting Agreement, dated as of October 25, 2016, by and between the Company and LYL Holdings Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.50†	Amendment to Amended and Restated Consulting Agreement, dated as of June 1, 2017, by and between the Company and LYL Holdings Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.51†	Regulatory and Strategic Advisor Consultancy Agreement, dated as of September 1, 2015, by and between the Company and Mary Pendergast (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.52†*	Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan.

10.53†	Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Dr. Michael Sinclair (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.54†	Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.55†	Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Kevin Pollack (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.56†	Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Geoffrey Wolf (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

21.1*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the fiscal year ended July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets as of July 31, 2017 and July 31, 2016, (iii) Consolidated Statements of Operations for the fiscal years ended July 31, 2017 and July 31, 2016, (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the fiscal years ended July 31, 2017 and July 31, 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2017 and July 31, 2016, and (v) Notes to Consolidated Financial Statements.

+ Confidential Treatment Granted. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

++ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

† Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opiant Pharmaceuticals, Inc.

Date: October 13, 2017	By:	/s/ Dr. Roger Crystal
	Name:	Dr. Roger Crystal
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer	October 13, 2017
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ David D. O’Toole	Chief Financial Officer	October 13, 2017
	David D. O’Toole	(Principal Financial and Accounting Officer)

By:	/s/ Dr. Michael Sinclair	Executive Chairman; Director	October 13, 2017
Dr. Michael Sinclair

By:	/s/ Geoffrey Wolf	Director	October 13, 2017
Geoffrey Wolf

By:	/s/ Dr. Gabrielle Silver	Director	October 13, 2017
Dr. Gabrielle Silver

By:	/s/ Ann MacDougall	Director	October 13, 2017
Ann MacDougall

By:	/s/ Thomas T. Thomas	Director	October 13, 2017
Thomas T. Thomas

