Form 10-Q
period 2017-10-31
OPIANT PHARMACEUTICALS, INC.
filed 2017-12-04
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-38193

OPIANT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Blvd., 5th Floor, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

(310)-598-5410
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2017, the registrant had 2,067,888 shares of common stock outstanding.

OPIANT PHARMACEUTICALS, INC.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 31, 2017	July 31, 2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$5,903	$6,873
Accounts receivable	—	3,750
Deferred financing costs	146	—
Prepaid expenses and other current assets	729	164
Total current assets	6,778	10,787

Other assets
Computer equipment, net of accumulated depreciation	2	3
Patents and patent applications, net of accumulated amortization	17	18

Total assets	$6,797	$10,808

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$1,265	$580
Accrued liabilities	2,094	1,432
Accrued salaries and wages	653	1,701
Deferred revenue	337	254
Total current liabilities	4,349	3,967

Long-term liabilities
Other long-term liabilities	200	200
Deferred revenue	2,202	2,307
Total long-term liabilities	2,402	2,507

Total liabilities	6,751	6,474

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 2,037,888 shares issued and outstanding at October 31, 2017 and 2,026,608 shares issued and outstanding at July 31, 2017	2	2
Additional paid-in capital	60,282	58,937
Accumulated deficit	(60,238)	(54,605)
Total stockholders' equity	46	4,334

Total liabilities and stockholders' equity	$6,797	$10,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended October 31,
	2017	2016
Revenues
Royalty and licensing revenue	$—	$1,121
Treatment investment revenue	22	—
Total revenue	22	1,121

Operating expenses
General and administrative	4,020	1,216
Research and development	1,608	442
Selling expenses	—	42
Total operating expenses	5,628	1,700

Loss from operations	(5,606)	(579)

Other income (expense)
Interest income (expense), net	7	(2)
Loss on settlement of accrued liability	(33)	—
Loss on foreign exchange	(1)	(20)
Total other expense	(27)	(22)

Net loss	$(5,633)	$(601)

Loss per share of common stock:
Basic and diluted	$(2.77)	$(0.30)
Weighted average common stock outstanding
Basic and diluted	2,032,433	1,992,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Three Months Ended
	October 31, 2017	October 31, 2016
Cash flows used in operating activities
Net loss	$(5,633)	$(601)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1	1
Stock based compensation from issuance of options	1,212	181
Loss on settlement of accrued liability	33	—

Changes in operating assets and liabilities:
Accounts receivable	3,750	(387)
Deferred financing costs	(146)	—
Prepaid expenses and other current assets	(564)	(7)
Accounts payable	685	502
Accrued liabilities	762	—
Accrued salaries and wages	(1,048)	15
Deferred revenue	(22)	—
Net cash used in operating activities	(970)	(296)

Net decrease in cash and cash equivalents	(970)	(296)
Cash and cash equivalents, beginning of period	6,873	1,481
Cash and cash equivalents, end of period	$5,903	$1,185

Supplemental disclosure
Interest paid during the period	$—	$—
Taxes paid during the period	$—	$—

Non-Cash Transactions
Cashless exercise of stock option	—	—
Issuance of common stock as settlement of accrued liability	$100	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three-month periods ended October 31, 2017 and 2016

Note 1. Description of Business

Opiant Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a specialty pharmaceutical company which develops pharmacological treatments for substance use, addictive and eating disorders. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN® (naloxone hydrochloride) Nasal Spray ("NARCAN"). The Company's fiscal year end is July 31. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc.
On October 2, 2017, the Company changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017, whereby the Company merged with and into its recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) the Company merged with and into its Delaware subsidiary, (ii) the Company's separate corporate existence in Nevada ceased to exist,(iii) the Company's Delaware subsidiary became the surviving corporation, (iv) each share of the Company's common stock, $0.001 par value per share ("Common Stock"), outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of Common Stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, and (v) the certificate of incorporation and bylaws of the Company's Delaware subsidiary were adopted as the Company's certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by the Company's Board of Directors (the "Board") and stockholders representing a majority of the Company's outstanding Common Stock.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at July 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of October 31, 2017 and July 31, 2017, results of its operations for the three months ended October 31, 2017 and 2016 and cash flows for the three months ended October 31, 2017 and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss of loss per share.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited, a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended July 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2017.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of: deferred income tax assets, liability and equity instruments, stock-based compensation, acquired intangibles, contingent earn-out consideration, and allowances for accounts receivable and inventory.

Going Concern Assessment

With the implementation of the Financial Accounting Standards Board's new standard on going concern, Accounting Standard Update, or ASU No. 2014-15, beginning with the year ended July 31, 2017 and all annual and interim periods thereafter, the Company will assess going concern uncertainty in its financial statements to determine if it has sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, the Company will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, the Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $5.9 million and $6.9 million at October 31, 2017 and July 31, 2017, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the three months ended October 31, 2017, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Deferred Financing Costs

During the three months ended October 31, 2017, the Company incurred approximately $146 thousand of legal, accounting, and filing fees related to the Company's current fund raising efforts. These expenses will be offset against the future proceeds, if any, of the Company's next financing. The Company recorded the $146 thousand as deferred financing costs as of October 31, 2017.

Note 4. Prepaid Expenses and Other Current Assets

As of October 31, 2017, the Company had approximately $729 thousand recorded as prepaid expenses and other current assets. Approximately $418 thousand was related to a deposit made by the Company to Renaissance Lakewood, LLC ("Renaissance") (see Note 8 - Commitments) in August 2017. Per the terms of its agreement with Renaissance, the Company was obligated to make this deposit to fund the initial costs of the product development work to be performed by Renaissance on behalf of the Company. As of October 31, 2017, no work had been performed, nor had any costs been incurred, in relation to this project. The Company has recorded the $418 thousand as a prepaid expense as of October 31, 2017 because it is estimated that these funds will be used within 12 months of this reporting date.

During the three months ended October 31, 2017, the Company purchased approximately $100 thousand of research and development supplies related to the above referenced product development work being performed by Renaissance. As provided under the agreement with Renaissance, the Company is obligated to pay for all supplies and materials that are needed to complete this product development work. These supplies were delivered on October 16, 2017, with none of these supplies having been used as of October 31, 2017. The Company recorded the $100 thousand as a prepaid expense as of October 31, 2017 because it is estimated that these supplies will be used within 12 months of this reporting date.

The remaining balance consists primarily of prepaid expenses such as rent, insurance, and software licenses.

Note 5. Related Party Transactions

The Company uses office space provided by Dr. Michael Sinclair, the Executive Chairman of the Board and Dr. Phil Skolnick, the Company’s Chief Scientific Officer, free of charge.

During the fiscal year ended July 31, 2017 and the three months ended October 31, 2017, the Company did not borrow any funds from related parties, nor did it have any outstanding related party debt and/or accrued and unpaid interest owed to related parties as of October 31, 2017.

Note 6. Deferred Revenue

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor had a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company estimates that sufficient research and development will be completed by December 31, 2019 to allow the Company to advance the program into final registration studies. Therefore, the Company will be recognizing revenue in the amount of approximately $7.2 thousand per month through December 31, 2019. During the fiscal year ended July 31, 2017, the Company recognized approximately $39.9 thousand of revenue related to this agreement. During the three-month period ended October 31, 2017, the Company recognized approximately $21.7 thousand of revenue in relation to this agreement.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers, in the amount of $300 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5% interest (the “2014 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2014 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, the investor would have had a 60-day option to exchange its 2014 1.5% Investor Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 2014 1.5% Investor Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300 thousand as revenue because the investor’s option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 22, 2014, the Company received a $3.0 million commitment from a foundation (the “Foundation”) which later assigned its invest to Valour Fund, LLC (“Valour”) in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit (the “6.0% Fund Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. Valour also has rights with respect to the 6.0% Fund Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 6.0% Fund Interest within 2.5 years or after 2.5 years of the July 22, 2014 initial investment date at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA or an equivalent body in Europe for marketing and was not actually marketed by July 22, 2016, the Foundation would have had a 60-day option to receive shares of the Company’s Common Stock in lieu of the 6.0% Fund Interest in the Opioid Overdose Reversal Treatment Product at an exchange rate of 10 shares for every dollar of its investment. On July 28, 2014, the Company received an initial investment of approximately $111.5 thousand from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8,

2014, November 13, 2014 and February 17, 2015, the Company made capital calls of approximately $422.0 thousand, $444.5 thousand, $1.034 million, and $988.0 thousand, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 6.0% Fund Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $3.0 million as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 9, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “September 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 0.98% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the September 2014 0.98% Investor Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, the investor would have had a 60-day option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500 thousand as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by September 17, 2017, the investor will have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. As of October 31, 2017, no revenue had been recognized in relation to this agreement.

On October 31, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “October 2014 0.98% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.98% interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the October 2014 0.98% Investor Interest from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the October 31, 2014 investment date at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and was not approved by the FDA or an equivalent body in Europe and not marketed by October 31, 2016, the investor would have had a 60-day option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange its October 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500 thousand as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. As of October 31, 2017, no revenue had been recognized in relation to this agreement.

On September 22, 2015, the Company received a $1.6 million commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of approximately $618 thousand, $715.5 thousand, and $266.5 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash. As of October 31, 2017, no revenue had been recognized in relation to this agreement.

On December 8, 2015, the Company entered into an agreement with an investor, Potomac, to receive $500 thousand for use by the Company for any purpose, which $500 thousand was invested by December 18, 2015. In exchange for this funding, the Company granted the investor a 0.75% interest in the OORT Net Profit (the “0.75% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.75% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 0.75% Investor Interest, from the investor (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the December 8, 2015 initial investment date, at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the 0.75% Investor Interest rather than for the entire interest. The investor also had an option to invest an additional $1.0 million by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the OORT Net Profit. If such investment were made, then the investor also would have rights with respect to its 1.50% interest if the Opioid Overdose Reversal Treatment Product was sold or the Company was sold. This investor option expired unexercised. During the year ended July 31, 2016, the Company recognized $500 thousand as revenue because the investment did not contain any option to exchange the 0.75% Investor Interest for shares of Common Stock of the Company, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

The following is a summary of the Company’s deferred revenue activity as of October 31, 2017:

(in thousands)	OORT	BED	Other Opioid Treatments	Total
Balance as of July 31, 2016	$—	$1,000	$1,600	$2,600
Recognized as revenue	—	(39)	—	(39)
Balance as of July 31, 2017	—	961	1,600	2,561
Recognized as revenue	—	(22)	—	(22)
Balance as of October 31, 2017	$—	$939	$1,600	$2,539

As of October 31, 2017, the Company had recorded approximately $337 thousand of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. The remaining $2.2 million was recorded as a long-term liability as of October 31, 2017, as detailed in the following table:

(in thousands)	OORT	BED	Other Opioid Treatments	Total
Current portion	$—	$337	$—	$337
Long-term portion	—	602	1,600	2,202
Total	$—	$939	$1,600	$2,539

Note 7. Stockholders' Equity

Common Stock

During the three months ended October 31, 2017, the Company issued 11,280 shares of Common Stock.

On September 11, 2017, the Company issued 7,997 shares of its Common Stock in relation to the cashless exercise of a stock option that was granted outside of the Company's 2017 Long-Term Incentive Stock Plan (the "2017 Plan"). The option was for 10,000 shares of Common Stock with an exercise price of $10.00 per share. There was no expense to be recorded in relation to this stock option exercise.

On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya Partners (Europe) LLP ("Torreya"). These shares were issued as payment in full for a $100 thousand accrued liability owed by the Company to Torreya pursuant to that certain Supplemental Engagement Letter between the Company and Torreya, dated September 8, 2017 (the "Supplemental Engagement Letter"). The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017. The Company recognized a loss on the settlement of the accrued liability of $33 thousand.

Stock Options

On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Plan was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than ten years.

Prior to adopting the 2017 Plan, the Company did not have a formal long-term incentive stock plan. Prior to the implementation of the 2017 Plan, the Company had discretion to provide designated employees of the Company and its affiliates, certain consultants, and advisors who perform services for the Company and its affiliates, and non-employee members of the Board and its affiliates with the opportunity to receive grants of non-qualified stock options (the "Pre-2017 Non-Qualified Stock Options"). All of the Pre-2017 Non-Qualified Stock Option Grants were intended to qualify as non-qualified stock options. There were no Pre-2017 Non-Qualified Stock Option Grants that were intended to qualify as incentive stock options.

Pre-2017 Non-Qualified Stock Options

As of October 31, 2017, the Company had granted Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 3,188,000 shares of the Company's Common Stock. During the three months ended October 31, 2017, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

On September 5, 2017, the Company accepted, effective September 11, 2017, the resignation of Kevin Pollack as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. Pursuant to the terms of Mr. Pollack's Separation Agreement, Mr. Pollack agreed to forfeit previously granted options to purchase, in the aggregate, 572,000 shares of the Company's Common Stock. These options were fully vested and exercisable at the time of forfeiture.

On September 11, 2017, an option holder exercised 10,000 Pre-2017 Non-Qualified Stock Options at an exercise price of $10.00 per share. This option was exercised on a cashless basis and resulted in the Company issuing 7,997 shares of its Common Stock to the option holder.

On September 30, 2017, the Company remeasured two prior period Pre-2017 Non-Qualified Stock Option grants made to a consultant, as September 30, 2017 represented the final vesting date of these two option grants. The Company valued these options using the Black-Scholes-Merton ("Black-Scholes") option pricing model, which resulted in the Company recording approximately $92.3 thousand of non-cash expense during the three months ended October 31, 2017. These two option grants have been fully expensed as of October 31, 2017.

During the three months ended October 31, 2016, the Company granted Pre-2017 Non-Qualified Stock Options to purchase a total of 50,000 shares of its Common Stock exercisable on a cashless basis to two employees. These options had an exercise price of $10.00 and a term of 10 years. These options vest as follows: 1,388 shares vest upon each of the first through twentieth month anniversaries of the grant date and 1,390 shares vest upon each of the twenty-first through thirty-sixth month anniversaries of the grant date. The Company valued these options using the Black-Scholes option pricing model which resulted in a fair market value of approximately $425 thousand, in the aggregate, as of the date of grant.

The assumptions used in the valuation of the Pre-2017 Non-Qualified Stock Options for the three months ended October 31, 2017 and 2016 are as follows:

	2017	2016
Market value of stock on measurement date	$36.79	$7.52 to $8.71
Risk-free interest rate	1.47%	0.88% to 1.75%
Dividend yield	—%	—%
Volatility factor	96%	114% to 348%
Term	2.12	3.03 to 10.00 years

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the three months ended October 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at July 31, 2017	3,770,000	$8.13	6.87	$19,140
Exercised	(10,000)	$10.00
Forfeited	(572,000)	$11.51
Outstanding at October 31, 2017	3,188,000	$7.52	6.97	$98,409
Exercisable at October 31, 2017	2,894,378	$7.34	6.81	$89,873

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of October 31, 2017 and changes during the three months ended October 31, 2017 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at July 31, 2017	339,871	$7.93
Vested	(46,249)	$9.46
Non-vested at October 31, 2017	293,622	$7.94

During the three months ended October 31, 2017 and 2016, the Company recognized approximately $420 thousand and $181 thousand, respectively, of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. As of October 31, 2017, there was approximately $1.3 million of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

On September 8, 2017, the Company granted an option to its Controller to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $49.93 per share, which represents the per share closing price of the Company’s Common Stock on the date of grant. This option was issued under the 2017 Plan and has a ten year term. The option vests as follows: 25% on the one year anniversary of the grant date and then 1/48th of the option shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued this option using the Black-Scholes option pricing model and estimated the fair value on the grant date to be approximately $1.99 million. During the three months ended October 31, 2017, the Company recognized approximately $196 thousand of expense related to this option grant.

On September 12, 2017, the Company granted an option to David D. O’Toole, the Company's Chief Financial Officer, to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $36.00 per share, which represents the closing price of the Company’s Common Stock on the date of grant. This option was issued under the Company’s 2017 Plan and has a ten year term. The option vests as follows: 25% on the one year anniversary of the grant date and then 1/48th of the option shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued this option using the Black-Scholes option pricing model and estimated the fair value on the grant date to be approximately $5.4 million. During the three-month period ended October 31, 2017, the Company recognized approximately $530 thousand of expense related to this option grant.

On September 18, 2017, the Company granted an option to a consultant to purchase 15,000 shares of the Company’s Common Stock at an exercise price of $27.56 per share, which represents the closing price of the Company’s Common Stock on the date of grant. This option was issued under the Company’s 2017 Plan and has a ten year term. The option vests as follows: 1/3rd on the one year anniversary of the grant date and then 1/36th of the option shares vest on such date every month thereafter through the third anniversary of the grant date. The Company valued this option using the Black-Scholes option pricing model and estimated the fair value on the grant date to be approximately $413 thousand. The Company remeasured this option as of October 31, 2017 and estimated its value to be $576 thousand. During the three months ended October 31, 2017, the Company recognized approximately $66 thousand of expense related to this option grant.

On October 24, 2017, the Company granted an option to an employee to purchase 1,500 shares of the Company’s Common Stock at an exercise price of $29.02 per share, which represents closing price of the Company’s Common Stock on the date of grant. This option was issued under the Company’s 2017 Plan and has a ten year term. The option vests as follows: 25% on the one year anniversary of the grant date and then 1/48th of the option shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued this option using the Black-Scholes option pricing model and estimated the fair value on the date of grant to be $43.5 thousand. The Company will begin expensing this option in November 2017.

The assumptions used in the valuation of options granted under the 2017 Plan during the three months ended October 31, 2017 are as follows:

For the Three Months Ended October 31, 2017
Market value of stock on measurement date	$27.56 to $49.93
Risk-free interest rate	2.05% to 2.42%
Dividend yield	—%
Volatility factor	327% to 329%
Term	10.00 years

Stock option activity for options granted under the 2017 Plan during the three months ended October 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at July 31, 2017	—
Total Options authorized	400,000
Granted	(206,500)	$38.03
Expired	—
Forfeited	—
Options available at October 31, 2017	193,500
Outstanding at October 31, 2017	206,500	$38.03	9.87	$535
Exercisable at October 31, 2017	—

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of October 31, 2017 and changes during the three months ended October 31, 2017 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at July 31, 2017	—
Granted	(206,500)	$38.82
Vested	—
Non-vested at October 31, 2017	206,500	$38.82

During the three months ended October 31, 2017, the Company recognized approximately $792 thousand of non-cash expense related to vested options granted during this period. As of October 31, 2017, there was approximately $7.2 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants

During the three-month period ended October 31, 2017, the Company did not issue any warrants.

On September 5, 2017, the Company accepted, effective September 11, 2017, the resignation of Kevin Pollack as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. Pursuant to the terms of Mr. Pollack's Separation Agreement, he agreed to forfeit a previously issued warrant to purchase 55,000 shares of the Company's Common Stock. This warrant was fully vested and exercisable at the time of forfeiture.

Warrant activity for the three months ended October 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	768,800	$12.50	3.04	$1,184
Forfeited	(55,000)	$15.00
Outstanding at October 31, 2017	713,800	$12.31	2.99	$18,617
Exercisable at October 31, 2017	713,800	$12.31	2.99	$18,617

Note 8. Commitments

The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

a.
On December 18, 2014, the Company entered into a consulting agreement with Torreya (the "2014 Agreement"), a financial advisory firm, under which Torreya agreed to provide financial advisory services with regard to a licensing agreement. In exchange for these services, the Company incurred fixed fees of $225 thousand during the years ended July 31, 2016. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company in excess of $3.0 million, in perpetuity. Total fees incurred by the Company to this consultant pursuant to this agreement during the fiscal year ended July 31, 2017 amounted to approximately $963.6 thousand, as compared to approximately $318 thousand during fiscal year 2016.

On April 25, 2016, the Company entered into a consulting agreement with Torreya, under which Torreya agreed to provide financial advisory services for financing activities. In exchange for these services, the Company is required to pay a fee on all funding received by the Company as a result of assistance provided by the consultant. Torreya’s fee will be equal to 5% of gross funding received by the Company up to $20 million plus 3.5% of any proceeds received in excess of $20 million. Total fees incurred by the Company to this consultant pursuant to this agreement during the fiscal year ended July 31, 2017 amounted to $687.5 thousand, while no such fees were incurred by the Company during fiscal year 2016. As of July 31, 2017, the Company had recorded an accrued liability of approximately $928.5 thousand relating to fees owed to Torreya.

On September 8, 2017, the Company and Torreya entered into the Supplemental Engagement Letter to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain products with Adapt Pharma Operations Limited, an Ireland based pharmaceutical company ("Adapt"). The revised engagement amends total consideration as follows: (i) an aggregate of $300 thousand in cash payments to be paid by the Company to Torreya in three equal installments over a 16-month period; (ii) shares of Common Stock, equal to an aggregate value of $300 thousand, to be issued by the Company to Torreya in three equal installments over a 16-month period; (iii) if the Earn Out Milestone Payment is paid under the SWK Agreement, approximately $140.6 thousand, or 3.75% of the Earn Out Milestone Payment (as defined in the SWK Agreement), shall be paid by the Company to Torreya within 15 days of the date that the Earn Out Milestone (as defined in the SWK Agreement) has been paid to the Company; (iv) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment (as defined in the SWK Agreement) is paid, Torreya shall receive 3.375% of the Total Consideration (as defined in the 2014 Agreement) received thereafter or 3.5625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date (as defined in the SWK Agreement) as per the terms of the SWK Agreement; and (v) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment has not been paid, Torreya shall receive 3.45525% of the Total Consideration received thereafter or 3.602625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date as per the terms of the SWK Agreement. Payments made by the Company in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the ten trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017. The Company also paid Torreya approximately

$240.6 thousand in cash on September 23, 2017 as payment for fees owed. Both the $100 thousand of fees paid via the issuance of common stock and the$240.6 thousand of fees paid in cash had been recorded as accrued liabilities as of July 31, 2017. During the three-month period ended October 31, 2017, the Company did not incur any fees related to Torreya. As of October 31, 2017, the Company had an accrued liability of $400 thousand owed to Torreya, of which $200 thousand was categorized as a current liability because it was due and payable to Torreya within 12 months of October 31, 2017. The remaining $200 thousand was categorized as a long-term liability as of October 31, 2017 because it was not due and payable to Torreya until December 2018.

b.
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $85.1 thousand. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of approximately $83.3 thousand. The Company expensed the entire $83.3 thousand as non-cash expense during the fiscal year ended July 31, 2017. There were no share issuances, nor any expenses incurred, by the Company in relation to this LOI during the three-month period ended October 31, 2017.

c.
In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research ("Walter Reed"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. During the three-month period ended October 31, 2017, the Company paid $60 thousand in cash to Walter Reed, of which $50 thousand was a non-recurring "execution" fee and the remaining $10 thousand was the minimum annual royalty for the period of September 2017 through August 2018. The $10 thousand minimum annual royalty was recorded as a prepaid expense and is being expensed at the rate of $833 per month, beginning in September 2017 and ending in August 2018.

d.
The Company’s headquarters through August 31, 2017 was located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401 and was leased for $5,056 per month. The lease with Premier Business Centers, LLC (“Premier”), was terminated by the Company effective September 30, 2017. On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and will end on August 31, 2018. The monthly rent for August 2017 was $5,000 and the monthly rent for the duration of the term is $9,000, plus any related operating expenses and taxes. Commencing September 1, 2017, the Company’s headquarters are located at this location.

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

The Company had also leased office space in Euston Tower, L32 to L34, 286 Euston Road, London, England, NW1 3DP for a total of €1,932 for the initial five-month term ended March 31, 2017. In March 2017, the Company extended the term of the lease through July 2017 with the monthly rent remaining the same. The Company’s lease was with Euston Tower Serviced Offices Ltd. and was terminated as of July 31, 2017.

During the three months ended October 31, 2017, the Company incurred approximately $71 thousand of rent expense as compared to approximately $22 thousand during the three months ended October 31, 2016.

e.
On June 1, 2017 (the “LYL Effective Date”), the Company and LYL Holdings Inc. (“LYL”) entered into an amendment (the “LYL Amendment”) to that certain Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”), to provide for the Company’s right to buyback the Interest (as defined in the LYL Agreement) from LYL. Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest from LYL upon written notice to LYL (the “LYL Interest Buyback Notice”), at the price of $500,000 per 5.0% of Interest (the “LYL Interest Buyback Amount”); provided, that in the event the LYL Interest Buyback Notice is provided within 3.25 years of the LYL Effective Date, the Company shall pay LYL 1.8 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice; provided, further, that in the event the LYL Interest Buyback Notice is provided after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, the Company shall pay LYL 3.15 times the LYL Interest Buyback Amount within ten business days of providing the LYL Interest Buyback Notice. In consideration for LYL entering into the LYL Amendment, the Company and LYL agree that, upon the Company’s receipt after the LYL Effective Date of at least $3 million from (i) SWK pursuant to the SWK Agreement and/or (ii) Adapt pursuant to that certain license agreement, dated as of December 15, 2014, by and between the Company and Adapt, as amended (the "Adapt Agreement"), fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit (as defined in the LYL Agreement).

f.
On June 22, 2017, the Company entered into a license agreement (the "License Agreement") and a related supply agreement (the “Supply Agreement”) with Aegis Therapeutics LLC ("Aegis") pursuant to which the Company was granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Product”), in each case of (a) and (b) for any and all purposes. The License Agreement restricts the Company's ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and the Company shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The License Agreement also restricts Aegis’s ability to compete with the Company worldwide with respect to the Exploitation (as defined in the License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without the Company's prior written consent. The effective date of the License Agreement and the Supply Agreement is January 1, 2017.

As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the three months ended October 31, 2017, the Company recorded $150 thousand in expense associated with the License Agreement.
Under the terms of the Supply Agreement, Aegis shall deliver to the Company any preclinical, clinical and commercial supply of the Excipients, which Aegis sources from various contract manufacturers. The Supply Agreement has a term of 20 years but shall terminate automatically in the event of expiration or termination of the License Agreement or at any time upon the written agreement of both parties. The Supply Agreement contains customary provisions relating to pricing for such materials, forecasts, delivery, inspection, indemnification, insurance and representations, warranties and covenants. The Supply Agreement includes technology transfer provisions for the transfer of all materials and know-how specific to the manufacturing of the Excipients that is necessary or useful for the Company to manufacture such Excipients. The Company does not have the right to manufacture such Excipients except in the event that Aegis is unable to supply and sell any portion of the material to the Company (subject to a 60-day cure period).

g.
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. During the three-month period ended October 31, 2017, the Company made a payment of approximately $418 thousand to Renaissance and also purchased approximately $100 thousand of research and development supplies in relation to the Renaissance Agreement (see Note 4 - Prepaid Expenses and Other Current Assets).

h.
On September 5, 2017, the Company accepted, effective September 11, 2017 (the “Separation Date”), the resignation of Kevin Pollack as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. On September 5, 2017, the Company and Mr. Pollack entered into a Separation Agreement and General Release (the “Separation Agreement”), with such agreement becoming effective on September 12, 2017 (the "Separation Agreement Effective Date"), which represents the date on which Mr. Pollack's seven-day revocation period expired.

Pursuant to the terms of the Separation Agreement, Mr. Pollack received (i) a payment equal to approximately $1.13 million relating to certain accrued obligations, payable in a cash lump sum within three business days following the Separation Agreement Effective Date; and (ii) a separation payment equal to approximately $1.44 million, payable in one or two installments in accordance with the terms set forth therein. Mr. Pollack also retained previously granted options to purchase, in the aggregate, 948,000 shares of Common Stock of the Company, which options are fully vested and exercisable. Except as set forth in the Separation Agreement, all other options held by Mr. Pollack were forfeited. Additionally, for a period of no more than 12 months following the Separation Date, Mr. Pollack will cooperate as an adviser with the Company in connection with matters arising out of Mr. Pollack’s service with the Company, in accordance with the terms set forth in the Separation Agreement.

During the three months ended October 31, 2017, the Company paid Mr. Pollack approximately $1.61 million in cash pursuant to the terms of the Separation Agreement. In addition, as of October 31, 2017, the Company has recorded an accrued liability of approximately $962 thousand, which represents the amount the Company must pay to Mr. Pollack no later than September 14, 2018.

Note 9. Sale of Royalties

On December 13, 2016, the Company entered into the SWK Agreement with SWK pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement of NARCAN or any other intranasal naloxone opioid overdose reversal treatment (the "Product"), up to (i) $20.625 million and then the Residual Royalty thereafter or (ii) the Earn Out Milestone, and then the Residual Royalty (as defined below) thereafter. The Residual Royalty is defined in the SWK Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK will receive 10% of all Royalties; provided, however, if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK will receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing, then SWK will receive 3.93% of all Royalties after such date. Under the SWK Agreement, the Company received an upfront purchase price of $13.75 million less $40 thousand of legal fees at Closing, and will receive an additional $3.75 million if the Earn Out Milestone is achieved (the “Purchase Price”). The SWK Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the SWK Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the SWK Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the SWK Agreement is held not to be a sale. The SWK Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the SWK Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the SWK Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the SWK Agreement.

During the fiscal year ended July 31, 2017, the Company recognized $17.46 million as revenue because (i) the executed agreement constituted persuasive evidence of an arrangement, (ii) the Company had no current or future performance obligations, (iii) the total consideration was fixed and known at the time of its execution and there were no rights of return, (iv) the $13.71 million cash proceeds received in December 2016 were non-refundable, and (v) the $3.75 million Earn Out Milestone that was accrued as an account receivable as of July 31, 2017, and subsequently paid to the Company on August 9, 2017, was earned as of July 31, 2017.

On December 15, 2014, in connection with the SWK Agreement, the Company and Adapt entered into the Adapt Agreement which provides Adapt with a global license to develop and commercialize the Product in exchange for the Company receiving potential development and sales milestone payments that could exceed $20 million in the aggregate plus certain royalties.

Note 10. Subsequent Events

On November 30, 2017, Mr. Geoffrey Wolf resigned as a member of the Board, and any committees of the Board, as well as any officer or other positions Mr. Wolf held with the Company, effective November 30, 2017. Mr. Wolf resigned as a result of a dispute between Mr. Wolf and the Company regarding the Company’s historical failure to register shares underlying certain options and warrants previously granted to Mr. Wolf, which registration was remedied on November 27, 2017 by the Company filing a registration statement on Form S-8 with the SEC. At the time of his resignation, a dispute also had arisen between the Company and Mr. Wolf regarding potential violations of Company policy. Mr. Wolf disputes any allegation that he violated any Company policy.

On November 30, 2017, Mr. Wolf exercised an outstanding warrant to purchase 30,000 shares of Common Stock at an exercise price of $15.00. The Company received $450,000 in proceeds as a result of Mr. Wolf's warrant exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the quarter ended October 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended July 31, 2017 (the "Form 10-K"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-K. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
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

We developed a treatment for reversing opioid overdoses in collaboration with the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH). This treatment, now known as NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN”) , was approved by the U.S. Food and Drug Administration ("FDA") in November 2015, and is marketed by Adapt Pharma Operations Limited, an Ireland based pharmaceutical company (“Adapt”).

We have not consistently attained profitable operations and have historically depended upon obtaining sufficient financing to fund our operations. We anticipate if revenues are not sufficient then additional funding will be required in the form of debt financing and/or equity financing from the sale of our common stock, $0.001 par value per share (“Common Stock”), and/or financings from the sale of interests in our prospective products and/or royalty transactions. However, we may not be able to generate sufficient revenues or raise sufficient funding to fund our operations.

We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

On September 5, 2017, we accepted, effective September 11, 2017 (the “Separation Date”), the resignation of Kevin Pollack as (i) our Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, our wholly owned subsidiary. On September 5, 2017, we and Mr. Pollack entered into a Separation Agreement and General Release (the “Separation Agreement”), with the Separation Agreement becoming effective on September 12, 2017 (the "Separation Agreement Effective Date"), which represents the date on which Mr. Pollack's seven-day revocation period expired. Pursuant to the terms of the Separation Agreement, Mr. Pollack received (i) a payment equal to approximately $1.13 million relating to certain accrued obligations, payable in a cash lump sum within three business days following the Separation Agreement Effective Date; and (ii) a separation payment equal to approximately $1.44 million, payable in one or two installments in accordance with the terms set forth therein. Mr. Pollack also retained previously granted options to purchase, in the aggregate, 948,000 shares of our Common Stock, which option shares are fully vested and exercisable. Except as set forth in the Separation Agreement, all other options held by Mr. Pollack were forfeited. Additionally, for a period of no more than 12 months following the Separation Date, Mr. Pollack will cooperate as an adviser to us in connection with matters arising out of Mr. Pollack’s service with us, in accordance with the terms set forth in the Separation Agreement.

On September 8, 2017, we held our Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the following proposals, among others, were approved:

1.	Decrease the number of shares of Common Stock which we are authorized to issue from 1,000,000,000 to 200,000,000 shares;

2.	The Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan;

3.
The change of our domicile from the State of Nevada to the State of Delaware through the merger with and into Opiant Pharmaceuticals, Inc., our newly-organized, wholly-owned subsidiary organized under the laws of the State of Delaware; and

4.	The establishment of a classified board of directors.

On September 12, 2017, we hired David D. O’Toole to succeed Kevin Pollack as our Chief Financial Officer. Mr. O’Toole is entitled to an annual base salary of $360 thousand and an annual target bonus equal to 40% of his annual base salary. Mr. O’Toole received a one-time signing bonus equal to $45 thousand on September 29, 2017. Furthermore, on September 12, 2017, Mr. O’Toole was granted an incentive stock option to purchase 150,000 shares of our Common Stock with an exercise price per share equal to $36.00, which represents the closing price of our Common Stock on the date of the grant. The shares of our Common Stock underlying Mr. O’Toole’s option shall vest and become exercisable over a four-year period commencing on September 12, 2017, subject to Mr. O’Toole’s continued employment with us or our affiliate through each such vesting date.

On October 2, 2017, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist, (iii) our Delaware subsidiary became the surviving corporation, (iv) each share of our Common Stock outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of Common Stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, and (v) the certificate of incorporation and bylaws of our Delaware subsidiary were adopted as our certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by our Board of Directors (the "Board") and stockholders representing a majority of our outstanding Common Stock.

We developed NARCAN, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. We plan to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. We aim to identify and progress drug development opportunities with the potential to file additional NDAs with the FDA within three years. We also plan to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, we plan to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

Our current pipeline of product candidates includes a treatment for Bulimia Nervosa ("BN"), a treatment for Alcohol Use Disorder ("AUD"), and a heroin vaccine. We are also focused on other treatment opportunities.

Results of Operations

Comparison of the three months ended October 31, 2017 compared to the three months ended October 31, 2016

(in thousands)			Increase (Decrease)
	October 31, 2017	October 31, 2016	Amount	Percentage
Revenue:
Royalty and licensing revenue	$—	$1,121	$(1,121)	—%
Treatment investment revenue	22	—	22	—%
Total revenue	22	1,121	(1,099)	(98.0)%
Operating expenses:
General and administrative	4,020	1,216	2,804	230.6%
Research and development	1,608	442	1,166	263.8%
Selling expenses	—	42	(42)	—%
Total operating expenses	5,628	1,700	3,928	231.1%
Loss from operations	(5,606)	(579)	(5,027)	(868.2)%
Other income (expense):
Interest income (expense), net	7	(2)	9	450.0%
Loss on foreign exchange	(1)	(20)	19	95.0%
Loss on settlement of accrued liability	(33)	—	(33)	—%
Total other expense	(27)	(22)	(5)	(22.7)%
Net loss	$(5,633)	$(601)	$(5,032)	(837.3)%

Revenues

We generated $22 thousand and $1.1 million of revenue during the three months ended October 31, 2017 and 2016, respectively. We recognized $22 thousand from treatment investment net revenue from our BED program. We received $1.1 million of revenue derived from the license agreement, dated as of December 15, 2014, as amended by and between us and Adapt (the "Adapt Agreement") during the three months ended October 31, 2016, of which $0.6 million is royalty revenue and $0.5 million is milestone revenue received as a result of the Health Canada approval of NARCAN.

General and Administrative Expenses

Our general and administrative expenses were $4.0 million and $1.2 million for the three months ended October 31, 2017 and October 31, 2016, respectively. This increase of $2.8 million was primarily due to a $960 thousand increase in severance payments, $720 thousand increase associated with stock based compensation, $550 thousand increase associated with professional fees and services, $330 thousand increase in accrued compensation, and $270 thousand increase attributed to employee salaries and compensation during the three months ended October 31, 2017 as compared to the three months ended October 31, 2016.

Research and Development Expenses

Our research and development expenses were $1.6 million and $442 thousand during the three months ended October 31, 2017 and 2016, respectively. The increase of $1.2 million was attributed to a $1.0 million increase in payments to third party expenses associated with research and development program and $300 thousand attributed to stock based compensation expense associated with research and development employees.

Selling Expenses

Our selling expenses were zero and $42 thousand for the three months ended October 31, 2017 and 2016, respectively. This decrease was due to us not incurring any selling expenses as there was no revenue recognized related to our NARCAN product during the three months ended October 31, 2017.

Other Expense

During the three months ended October 31, 2017, other expense increased to $27 thousand from other expense of $22 thousand during the three months ended October 31, 2016. The increase was primarily due to a $33 thousand loss on the settlement of an accrued liability offset with $19 thousand decrease in foreign exchange loss and a $9 thousand increase in interest income due to a reduction in debt outstanding and interest earned on higher cash balances.

Net Loss

The net loss for the three months ended October 31, 2017 and for the three months ended October 31, 2016 was $5.6 million and $601 thousand, respectively. The increase in net loss was due primarily to the increase in general and administrative expenses and, to a lesser extent, an increase in research and development expenses for the three months ended October 31, 2017. Net loss also increased as a result of the decrease in revenue for the three months ended October 31, 2017, as compared to the same period in 2016.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	For the Three Months Ended
(in thousands)	October 31, 2017	October 31, 2016
Cash Flows from Continuing Operations:
Net cash used in operating activities	(970)	(296)
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
Net decrease in cash and cash equivalents	$(970)	$(296)

Net cash used in operating activities

During the three months ended October 31, 2017, net cash used in operating activities was $970 thousand, which was primarily due to the net loss of $5.6 million, an increase in accrued salaries and wages of $1.0 million, and a $710 thousand increase in other current assets including prepaid assets, research and development supplies, and deferred financing costs. These cash usages were partially offset by the $1.2 million non-cash adjustments for stock based compensation relating to warrants and options, the $3.8 million decrease in accounts receivable, and the $1.4 million decrease in cash expenditures related to accounts payables and accrued expenses.

During the three months ended October 31, 2016, net cash used in operating activities was $296 thousand, which was primarily due to the net loss of $601 thousand, which was partially offset with non-cash items as adjustments for stock based compensation of options of $181 thousand and a net decrease of approximately $124 thousand in disbursements related to operating assets and liabilities.

Plan of Operation

During the fiscal year ending July 31, 2018, we plan to broaden our product pipeline and anticipate commencing further trials based on our existing as well as potential patents.

After certain obligations with respect to that certain Purchase and Sale Agreement (the "SWK Agreement"), dated as of December 13, 2016 (the "SWK Closing Date"), by and between us and SWK Funding LLC ("SWK") are satisfied, we anticipate receiving revenues pursuant to the Adapt Agreement. Pursuant to the Adapt Agreement, in exchange for licensing its treatment to Adapt, we could receive total potential development and sales milestone payments in excess of $20 million, plus up to double-digit royalties. In November 2015, the FDA approved NARCAN for the emergency treatment of known or suspected opioid overdose, to be marketed by Adapt. In December 2015, we received a $2 million milestone payment from Adapt which was triggered by the FDA approval of NARCAN. In March 2016, we received a $2.5 million milestone payment from Adapt which was triggered by the first commercial sale of NARCAN in the U.S. In October 2016, we received $500 thousand from Adapt as a regulatory milestone payment pursuant to the Adapt Agreement which was triggered by Health Canada's approval of NARCAN. Pursuant to the Adapt Agreement, we also have received royalty payments. In April 2016, we received $105 thousand in royalty payments due from Adapt from commercial sales of NARCAN in the U.S during the first calendar quarter of 2016. In August 2016, we received $234 thousand in royalty payments due from Adapt from commercial sales of NARCAN in the U.S during the second calendar quarter of 2016. In November 2016, we received $524 thousand in royalty payments due from Adapt from commercial sales of NARCAN in the U.S during the third calendar quarter of 2016. In addition, on the SWK Closing Date, in connection with the SWK Agreement, we entered into Amendment No. 1 to the Adapt Agreement (the “Adapt Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our intranasal-naloxone opioid overdose reversal treatment (the “Product”). Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

On the SWK Closing Date, we entered into the SWK Agreement with SWK pursuant to which we sold, and SWK purchased, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Agreement) arising from the sale by Adapt of NARCAN or any other Product, up to (i) $20.625 million and then the “Residual Royalty” (as defined below) thereafter or (ii) $26.25 million, if Adapt has received in excess of $25.0 million of cumulative Net Sales (as defined in the Adapt Agreement) for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Agreement, we received an upfront purchase price of $13.75 million less $40 thousand of legal fees on the SWK Closing Date, and received an additional $3.75 million from SWK on August 10, 2017 after the Earn Out Milestone was achieved during the first two calendar quarters in 2017. Therefore, upon SWK’s recoupment of the “Capped Royalty Amount”, or $26.25 million, SWK will only be entitled to receive the Residual Royalty, or a maximum of 10% of all Royalties (subject to certain reductions), thereafter, with the remaining 90%, at a minimum, of all Royalties payable to us.

We plan to evaluate the use of a nasal opioid antagonist to treat BN and in March 2017, we initiated a Phase II clinical trial evaluating our novel nasally-delivered opioid antagonist candidate, OPNT001, as a potential treatment for BN. We also plan to advance OPNT002, for the treatment of AUD, into additional clinical trials, aim to collaborate with other parties, and progress our drug development program for the heroin vaccine, which is currently in pre-clinical testing.

During the year ended July 31, 2017, we received $17.46 million in milestone and royalty payments. These payments have increased liquidity in order to provide sufficient working capital for us to continue the advancement of our programs. In addition, the royalties and milestones from the Adapt Agreement could generate meaningful revenue and corresponding cash. Lastly, as a company with its Common Stock listed on the Nasdaq Capital Market, we will have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means.  We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our significant judgments and estimates used in preparation of our financial statements.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

We issue restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of our Common Stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

We issue options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes option pricing model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment, and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

We recognize revenue from royalty revenue when we have fulfilled the terms of the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, and the amount of the royalty fee is determinable and collection is reasonably assured.

Licensing Agreement

On December 15, 2014, we entered into the Adapt Agreement with Adapt. Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN. In exchange for licensing its treatment, we received a nonrefundable, upfront license fee of $500 thousand in December 2014. We also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue. In addition, on the SWK Closing Date, in connection with the SWK Agreement, we entered into the Adapt Amendment which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our Product. Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

We could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the year ended July 31, 2016, we received $4.5 million of milestone payments and recognized royalty revenues of approximately $418 thousand pursuant to the Adapt Agreement.

In addition, pursuant to the Adapt Agreement, we are required to contribute $2.5 million of development, regulatory, and commercialization costs, some of which was credited for costs incurred by us prior to the execution of the Adapt Agreement. At July 31, 2016, we had contributed the full $2.5 million.

We recognize revenue for fees related to participation in the initial development plan and joint development once the fee is received and we have performed the required services for the period.

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations in the fiscal years ended July 31, 2016 or 2017, or for the three months ended October 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited consolidated financial statements in the Form 10-K and in the Form 10-K itself.

Net Profit Interest

NARCAN

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

Potomac Construction Limited (“Potomac”)

On April 16, 2013, we entered into an agreement with Potomac (as clarified by the letter agreement dated October 15, 2014 (“Potomac Agreement No. 1”)) for funding from Potomac for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product in the amount of $600 thousand, in exchange for a 6.0% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until April 22, 2018, to buy back all or any portion of the interest at the price of $600 thousand for the full 6.0% interest (the “Potomac Interest No. 1 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we shall pay Potomac 1.8 times the Potomac Interest No. 1 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than 4.25 years from the date of the investment, we will pay Potomac 3.15 times the Potomac Interest No. 1 Buyback Amount. During the year ended July 31, 2015, we recognized $600 thousand as revenue because the investor’s option to receive the shares of our Common Stock expired unexercised, and the research and development work related to the product was completed as of July 31, 2015.

On May 30, 2013, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”)) for additional funding from Potomac in the amount of $150 thousand for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product, in exchange for an additional 1.5% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted the us the right, during the period from April 12, 2017 until July 5, 2018, to buy back all or any portion of the interest from Potomac at the price of $150 thousand for the full 1.5% interest (the “Potomac Interest No. 2 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 2 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than 4.25 years from the date of the investment, we will pay Potomac 3.15 times the Potomac Interest No. 2 Buyback Amount. During the year ended July 31, 2015, we recognized $150 thousand as revenue because the investor’s option to receive the shares of our Common Stock expired unexercised, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2015.

On September 9, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014, “Potomac Agreement No. 3”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. During the year ended July 31, 2016, we recognized $500 thousand as revenue because Potomac’s option to receive shares of our Common Stock pursuant to the agreement terminated by its terms. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until September 30, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than September 30, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount.

On October 31, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until November 28, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and on or prior to November 28, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount. During the year ended July 31, 2016, we recognized $500 thousand as revenue because its option to receive 50,000 shares of our Common Stock in exchange for its entire interest terminated by its terms.

On December 8, 2015, we entered into a new agreement with Potomac (“Potomac Agreement No. 5”) for additional funding in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.75% interest in the OORT Net Profit in perpetuity. During the year ended July 31, 2016, we recognized $500 thousand as revenue because the investment did not contain any option to exchange the 0.75% interest for shares of our Common Stock. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until December 17, 2020, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.75% interest (the “Potomac Interest No. 5 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 5 Buyback Amount; provided, further, that in the event we exercise this right within after 3.25 years of the date of the Investment and on or prior to December 17, 2020, we will pay Potomac 3.15 times the Potomac Interest No. 5 Buyback Amount.

Ernst Welmers (“Welmers”)

On May 15, 2014, we entered into an agreement with Welmers (the “Welmers Agreement”) and received funding from Welmers in the amount of $300 thousand for use by us for any purpose, in exchange for a 1.5% interest in the OORT Net Profit in perpetuity. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the option to exchange such interest for 37,500 shares of our Common Stock terminated by its terms. During the year ended July 31, 2016, we recognized $300 thousand as revenue because the investor’s option to receive the shares of our Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

Valour Fund, LLC (“Valour”)

On July 22, 2014, we received a $3.0 million commitment from a foundation (the “Foundation”) which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit in perpetuity. On July 28, 2014, we received an initial investment of $111.5 thousand from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, we made capital calls of $422.0 thousand, $444.5 thousand, $1.034 million, and $988.0 thousand, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result of such approval occurring prior to July 22, 2016, the option to exchange its interest for shares of our Common Stock at an exchange rate of 10 shares for every dollar of its investment terminated by its terms. During the year ended July 31, 2016, we recognized $3.0 million as revenue because the option to receive the shares of our Common Stock terminated by its terms.

LYL Holdings Inc. (“LYL”)

On June 1, 2017 (the “LYL Effective Date”), we entered into an amendment with LYL (the “LYL Amendment”) to the Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”). Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), LYL granted us the right to buyback all or any portion of the interest at the price of $500 thousand for the full 5.0% interest (the “LYL Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the LYL Effective Date, we will pay LYL 1.8 times the LYL Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, we will pay LYL 3.15 times the LYL Interest Buyback Amount. In consideration for LYL entering into the LYL Amendment, upon our receipt after the LYL Effective Date of at least $3 million from (i) SWK under the SWK Agreement and/or (ii) Adapt under the Adapt Agreement, fifty percent of all actual amounts received by us from SWK will be used in determining the Net Profit (as defined in the LYL Agreement).

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

A summary of the investor agreements is below:

On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized approximately $40 thousand as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 0.5% Investor Interest terminated by its terms. During the three-month period ended October 31,2017, the Company recognized approximately $22 thousand as revenue.

On September 17, 2014, we entered into an agreement with Potomac for additional funding in the amount of $500 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 1.0% interest in our BED Treatment Product and pay Potomac an additional 1.0% of the BED Net Profit in perpetuity. Because the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor had a 60 day option to exchange its entire 1.0% interest for 62,500 shares of our Common Stock. The option expired unexercised.

On July 20, 2015, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 0.50% interest in our BED Treatment Product and pay Potomac an additional 0.5% of the BED Net Profit in perpetuity. If the BED Treatment Product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, Potomac will have a 60 day option to exchange its 0.5% interest for 25,000 shares of our Common Stock.

We now aim to collaborate with other parties and progress our drug development program for BED.

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618 thousand, $715.5 thousand, and $266.5 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. We will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 606. In the event Valour chooses to exchange its 2.13% interest, in whole or in part, for shares of our Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

On March 13, 2017, we entered into a third amendment (the “Third Miles Amendment”) to the Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Miles Agreement”), as previously amended on February 24, 2015 (the “First Miles Amendment”) and March 19, 2015 (the “Second Miles Amendment” and, together with the Initial Miles Agreement, the First Miles Amendment and the Third Miles Amendment, the “Miles Agreement”). As provided by the Third Miles Amendment, and in consideration for Mr. Miles’ continued service to us as an advisor through December 31, 2017, we: (i) paid Mr. Miles $107.8 thousand in cash and issued Mr. Miles 1,875 shares of Common Stock; (ii) granted to Mr. Miles the right to receive, subject to adjustment under the Third Miles Amendment, 1.25% of the Net Profit (as defined by the Third Miles Amendment) generated from the Product (as defined by the Third Miles Amendment) from the Effective Date (as defined by the Third Miles Amendment) (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture (as defined by the Third Miles Amendment), 1.25% of the net proceeds of such sale, subject to adjustments and, in the event of sale of the Company, the Fair Market Value (as defined by the Third Miles Amendment) of the Product; (iii) will pay Mr. Miles $17 thousand per calendar quarter during 2017; and (iv) granted to Mr. Miles a warrant to purchase 45,000 shares of our Common Stock (the “Miles Warrant”). The Miles Warrant, which is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, Miles granted us the right to buyback the 1.25% interest or any portion thereof at a price of $187.5 thousand for the full 1.25% interest (the “Miles Buyback Amount”); provided, however, that, in the event we exercise this right within 2.5 years after the Effective Date, we will pay Mr. Miles two times the Miles Buyback Amount; provided, further, that, in the event we exercise such right after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, we will pay Mr. Miles 3.5 times the Miles Buyback Amount.

We valued the Miles Warrant using the Black-Scholes option pricing model, which resulted in a value of approximately $229.4 thousand. We recorded the entire $229.4 thousand as a non-recurring, and non-cash, expense during the year ended July 31, 2017. Furthermore, we paid Mr. Miles $51 thousand in cash compensation, which represents payment in full for the first three calendar quarters of 2017.

On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300 thousand for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30 thousand. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56.25 thousand for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount. Furthermore, upon our receipt after the Welmers Effective Date of at least $3.0 million from (i) SWK pursuant to the SWK Agreement, and/or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by us from SWK shall be used in determining the Net Profit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, and Board, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of July 31, 2017, conducted during the preparation of our financial statements, which were included in the Form 10-K, our management identified material weaknesses in internal control over financial reporting relating to our internal control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified related to (i) a lack of a sufficient complement of accounting and financial reporting personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements, and (ii) the lack of a formal review process related to financial reporting that includes multiple levels of review.  These material weaknesses could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Upon identification of the material weaknesses, and under the direction of our principal executive officer and principal financial officer, we developed a comprehensive plan to remediate the material weaknesses.

Remediation Plan

Our management, with the oversight of our Audit Committee, has devoted considerable effort to remediate the material weaknesses identified above. We have implemented the following procedures and actions to successfully remediate the material weaknesses:

a.) On January 29, 2017, we established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board established the Audit Committee to oversee the engagement of the Company’s independent registered public accounting firm, review its audited financial statements, meet with its independent registered public accounting firm to review internal controls, and review its financial plans. Both our independent registered public accounting firm and internal financial personnel regularly meet with the Audit Committee and have unrestricted access to the Audit Committee;
b.) We hired a new Chief Financial Officer effective September 12, 2017 with significant finance and accounting experience. The new Chief Financial Officer works at our headquarters in Santa Monica, California;
c.) We hired additional finance and accounting personnel, including a Controller, with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources; and
d.) We engaged a consulting firm with review of financial statements and records, technical expertise in accounting and SEC reporting matters to provide assistance and oversight of the quarter close and the preparation of this Report.

We believe we have addressed the material weaknesses through the hiring of a new Chief Financial Officer and the hiring of additional finance resources. The additional hires and resources provides further segregation of duties and allows additional levels of internal review and supervision within our accounting organization. We expect these initiatives to further strengthen our financial reporting capabilities during the remainder of the fiscal year ending July 31, 2018. We believe these additional internal controls have been effective in addressing the material weakness described above. As we, along with our Audit Committee, continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate, management may take additional measures to address any material weakness or may modify and strengthen the remediation plan.

After implementing the remediation plan described above, management has concluded that the unaudited consolidated financial statements contained in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal periods presented in conformity with GAAP.
Inherent Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, even if determined effective and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives to prevent or detect misstatements. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II— OTHER INFORMATION

Item 1.            Legal Proceedings.

On September 15, 2016, the Company and Adapt received notice from Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva USA had filed ANDA No. 209522 (the “Teva ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN before the expiration U.S. Patent No. 9,211,253 (the “’253 patent”). The ’253 patent is listed with respect to NARCAN in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ’253 patent and/or that the ’253 patent is invalid or unenforceable. On October 21, 2016, the Company, Adapt Pharma, Inc. and Adapt (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’253 patent.

On January 3, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN before the expiration of U.S. Patent No. 9,468,747 (the “’747 patent”). The ’747 patent is listed with respect to NARCAN in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ’747 patent or that the ’747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’747 patent.

On March 17, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “March 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN before the expiration of U.S. Patent No. 9,561,177 (the “’177 patent”). The ’177 patent is listed with respect to NARCAN in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ’177 patent and/or that the ’177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’177 patent.

On June 2, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “June 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN before the expiration of U.S. Patent No. 9,629,965 (the “’965 patent”). The ’965 patent is listed with respect to NARCAN in the FDA’s Orange Book and expires on March 16, 2035. Teva’s June 2017 Notice Letter asserts that its generic product will not infringe the ’965 patent and/or that the ’965 patent is invalid or unenforceable. On July 12, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’965 patent.

The District Court cases involving U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, and 9,629,965 were formally consolidated on September 11, 2017. Limited discovery has been exchanged, and the close of fact discovery is scheduled for September 28, 2018. No trial date has been set.

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

The Company has full confidence in its intellectual property portfolio related to NARCAN and expects that the ‘253 patent, the ‘747 patent, the ‘177 patent and the ‘965 patent will be vigorously defended from any infringement. The Company may receive additional notice letters from other companies seeking to market generic versions of NARCAN in the future and, after evaluation, the Company may commence patent infringement lawsuits against such companies.

Except as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a materially adverse effect on the Company’s financial condition or results of operations.

Item 1A.        Risk Factors.

We have included in Part I, Item 1A of our Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Many of our business practices are subject to scrutiny by regulatory and government enforcement authorities, as well as to lawsuits brought by private citizens under federal and state laws. Failure to comply with applicable law or an adverse decision in lawsuits may result in adverse consequences to us.

The laws governing our conduct in the U.S., and the conduct of collaborators, licensors or licensees on whom the success of our business relies, are enforceable by administrative, civil, and criminal penalties. Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the Social Security Act (including the Anti-Kickback Statute), and the Federal False Claims Act, and any regulations promulgated under the authority of such laws, may result in a range of enforcement action including jail sentences, fines or exclusion from federal and state healthcare programs, as may be determined by Medicare, Medicaid and the Department of Health and Human Services and other regulatory authorities as well as by the courts in response to actions brought by the Department of Justice. The FDA regulates drugs throughout the development process, from preclinical and clinical trials through approval and post-marketing requirements. Failure to fully comply with FDA law may cause the FDA to issue inspectional observations, untitled or warning letters, bring an enforcement action, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or such failure could result in the disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which (whether applied directly to us or to our collaborators, licensors, or licensees) could harm our reputation and our business. There can be no assurance that our activities, or those of our collaborators, licensors or licensees, will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen "relators" under federal or state false claims laws.

Laws impacting the U.S. healthcare system are subject to a great deal of uncertainty, which may result in adverse consequences to our business.

There have been a number of recent legislative and regulatory proposals to change the U.S. healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, in recent years, Congress has proposed changes to and the repeal and the replacement of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (together the "Affordable Care Act"), and lawsuits have been brought challenging aspects of the Affordable Care Act in recent years. At this time, it remains unclear whether there will be any changes made to or any repeal or replacement of the Affordable Care Act, with respect to certain of its provisions or in its entirety. We are unable to predict what legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Fiscal 2018 - Common Stock

On September 8, 2017, the Company and Torreya Partners (Europe) LLP ("Torreya") entered into a Supplemental Engagement Letter (the "Supplemental Agreement"), which modifies and supplements the Engagement Letter dated December 18, 2014, (the “2014 Agreement”) between the Company and Torreya regarding the engagement of Torreya to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain Products (as defined in the 2014 Agreement) with Adapt. The Supplemental Agreement amends the total consideration to be paid by the Company under the 2014 Agreement from “3.75% of Total Consideration” to, include, among other consideration, shares of Common Stock equal to an aggregate value of $300,000, to be issued by us to Torreya in three equal installments over a 16-month period commencing September 2017. Payments in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the 10 trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares to the Torreya in relation to the Supplemental Agreement. This issuance of Common Stock to Torreya was made pursuant to Section 4(a)(2) of the Securities Act. This issuance qualified for exemption under Section 4(2) since it did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which the Company sold a high number of shares to a high number of investors. Based on an analysis of the above factors, we believe the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On September 11, 2017, we issued 7,997 shares of Common Stock as a result of the cashless exercise of 10,000 option shares by a consultant. The non-statutory stock option was granted to the consultant, in exchange for services rendered, on July 15, 2015, was fully vested on the date of grant and had an exercise price of $10.00 per share. We claimed exemption from registration under the Securities Act for the grant of the option and issuance of Common Stock to the consultant under Rule 701 promulgated under the Securities Act (“Rule 701”), in that the option was granted, and the shares of Common Stock were subsequently issued, pursuant to a written contract relating to compensation, as provided by Rule 701.

Item 3.     Defaults Upon Senior Securities.
None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

None.

Item 6.           Exhibits.
See the Exhibit Index on the page immediately following for a list of exhibits filed as part of this Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
First Amended and Restated Certificate of Incorporation of Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3(i).4 to the Company’s Current Report on Form 8-K, filed on October 6, 2017).

3(i).1	Certificate of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed on October 6, 2017).

3(i).2	Nevada Articles of Merger (incorporated herein by reference to Exhibit 3(i).2 to the Company’s Current Report on Form 8-K, filed on October 6, 2017).

3(i).3	Delaware Certificate of Merger (incorporated herein by reference to Exhibit 3(i).3 to the Company’s Current Report on Form 8-K, filed on October 6, 2017).

3(i).4
First Amended and Restated Certificate of Incorporation of Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3(i).4 to the Company’s Current Report on Form 8-K, filed on October 6, 2017).

3(ii).1	Bylaws of Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on October 6, 2017)

4.1
Specimen Common Stock Certificate of Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 6, 2017).

10.1
Sublease, effective as of August 1, 2017, by and between Opiant Pharmaceuticals, Inc. and Standish Management, LLC, as amended by that certain letter agreement, dated as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 5, 2017).

10.2
Offer Letter, dated August 29, 2017, by and between the Company and David O’Toole (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 5, 2017).

10.3
Supplemental Engagement Letter, dated September 8, 2017, by and between the Company and Torreya Partners (Europe) LLP (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2017).

10.4+
Separation Agreement and General Release, dated as of September 5, 2017, by and between the Company and Kevin Pollack (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

10.5	Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed on October 13, 2017).

10.6*	Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan.

10.7*	Forms of Nonstatutory Stock Option Notice and Nonstatutory Stock Option Agreement under the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan.
10.8*	Form of Restricted Stock Agreement under the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan.

Exhibit Number	Description of Document
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Opiant Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Confidential Treatment Granted. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPIANT PHARMACEUTICALS, INC.

Date: December 4, 2017	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 4, 2017	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)