Form 10-KT
period 2017-10-31
OPIANT PHARMACEUTICALS, INC.
filed 2018-03-07
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from August 1, 2017 to December 31, 2017
Commission file number: 001-38193
OPIANT PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 500, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(310)-598-5410
Securities registered pursuant to Section 12(b) of the Act:
Title of each class                             Name of exchange on which registered
Common Stock, par value $0.001 per share                     Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
As of December 29, 2017, the last business day of the registrant’s most recently completed transition period, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, was approximately $54,143,069.
As of March 6, 2018, the registrant had 2,537,766 shares of common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Transition Report on Form 10-KT (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.
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

ii

PART I
Item 1. Business.
Change in Fiscal Year

On December 8, 2017, the Board of Directors of Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”), acting pursuant to Section 5.1 of the Company’s Bylaws, approved a resolution changing the Company’s fiscal year-end from July 31 to December 31. We made this change to align our fiscal year end with other companies within our industry. This Form 10-KT is intended to cover the Report for the period August 1, 2017 through December 31, 2017 (the “Transition Period”). Subsequent to this Report, our Form 10-K will cover the calendar year January 1 to December 31.

Our Company
We are a specialty pharmaceutical company that develops pharmacological treatments for addictions and related disorders based on its expertise using opioid antagonists. We were incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, we changed our name to Lightlake Therapeutics Inc. In January 2016, we again changed our name to Opiant Pharmaceuticals, Inc.

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

We developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was conceived, developed, licensed and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. We plan to replicate this relatively low cost, business strategy primarily through developing nasal opioid antagonists in the field of addictions and related disorders. We primarily aim to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with larger market opportunities and with the potential to self-commercialize in the fields of addictions and related disorders.

Our current pipeline of product candidates includes pharmacological treatments for Bulimia Nervosa ("BN"), Alcohol Use Disorder ("AUD"), Opioid Use Disorder ("OUD") and a second generation Opioid Overdose Reversal ("OOR") product. We are also pursuing other treatment opportunities within the addiction space.

We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Principal Products or Services and Markets
Opioid Overdose Reversal
Naloxone is a medicine that can reverse the overdose of prescription and illicit opioids and until November 2015, was the only approved by the FDA as an injection. Administered as a nasal spray, naloxone could be used more widely to prevent opioid overdose deaths.

In December 2014, we entered into a license agreement with Adapt (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. Pursuant to the Adapt Agreement, Adapt received our global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing our treatment to Adapt, we could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. In February 2015, Adapt received “Fast Track” designation by the FDA and in July 2015, Adapt submitted a NDA to the FDA for NARCAN, an investigational drug intended to treat opioid overdose. In November, 2015, NARCAN Nasal Spray was approved by the FDA for the emergency treatment of a known or suspected opioid overdose. In May 2016, Adapt submitted a new drug submission ("NDS") for NARCAN to Health Canada. In October 2016, Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN.

In December 2015, we received a $2 million milestone payment from Adapt. This milestone payment was triggered by the FDA approval of NARCAN. In March 2016, we announced the receipt of a $2.5 million milestone payment from Adapt. This milestone payment was triggered by the first commercial sale of NARCAN in the U.S. In April 2016, August 2016 and November 2016, we received $105,097, $234,498 and $524,142 in royalty payments due from Adapt from commercial sales of NARCAN in the U.S during the first quarter, second quarter and third quarter, respectively, of Adapt’s fiscal year.

In October 2016, one of our patents for NARCAN became listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747, which patent expires on March 16, 2035.

On December 13, 2016 (the “SWK Closing Date”), we entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which we sold, and SWK purchased, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement, of NARCAN or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000 (the "Capped Royalty Amount"), if Adapt has received in excess of $25,000,000 of cumulative Net Sales (as defined in the SWK Purchase Agreement) for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Purchase Agreement, we received an upfront purchase price of $13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 when the Earn Out Milestone was achieved (the “Purchase Price”).

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Purchase Agreement has been met. Consequently, the Company recognized 90% of the milestone payments and royalties earned during the five months ended December 31, 2017, after the Capped Royalty Amount was met, amounting to $11,696,676 (see Note 5 - Accounts Receivable).

In addition, on December 13, 2016, in connection with the SWK Purchase Agreement, we entered into Amendment No. 1 to the Adapt Agreement (the “Adapt Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our intranasal-naloxone opioid overdose reversal treatment (“OORT”). Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

In January 2017, the FDA approved the 2mg formulation of NARCAN for opioid-dependent patients expected to be at risk for severe opioid withdrawal in situations where there is a low risk for accidental or intentional opioid exposure by household contacts.

In March 2017, the U.S. Patent and Trademark Office issued U.S. Patent Numbers 9,480,644 and 9,561,177 covering methods of use for NARCAN. These patents are listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, and expire on March 16, 2035.

OPNT003 - Intranasal Nalmefene for OOR

On February 12, 2018, we announced positive data from a Phase I clinical study of our product candidate OPNT003 (intranasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long-lasting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with the potential to submit a NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

Data generated in a Phase I study completed under a clinical trial agreement with the National Institute on Drug Abuse ("NIDA") provided the basis for the FDA meeting. These preliminary data demonstrate that our intranasal nalmefene formulation containing a proprietary absorption enhancer (Intravail®, from Aegis Therapeutics) resulted in rapid increases in plasma levels with an onset faster than an intramuscular injection and a comparatively long half-life (6.7-7.8 hours). Naloxone, the only FDA medication currently approved to treat opioid overdose, has a half-life of approximately 2 hours.

We have full commercial rights to OPNT003 and have submitted a grant application to the National Institute of Health ("NIH") to help fund our development to an NDA ready stage. NIH leadership recently called for the development of “...stronger, longer-acting formulations of antagonists…to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.” (Volkow and Collins, NEJM 2017).

Synthetic opioids, such as fentanyl, are now responsible for more overdose deaths than either heroin or prescription opioids, with over 20,000 synthetic opioid overdose deaths in 2016. Fentanyl and derivatives, such as carfentanil, are especially dangerous because of a long half-life of seven to ten hours that may require continuous monitoring of overdose victims and repeated dosing to prevent relapse. A long-lasting overdose reversal drug may reduce this burden.

An easy-to-use nasal formulation of nalmefene with a rapid onset and long duration of action would be a ready-to-use tool for non-medically trained persons to administer. If approved by the FDA, OPNT003 may also be especially useful in rural areas, where a rapidly growing number of overdoses are occurring, and where access to emergency medical response may be delayed by hours.

OPNT001 - Intranasal Naloxone for Eating Disorders

Bulimia Nervosa ("BN') is a serious and potentially life-threatening eating disorder mainly affecting females.  BN is characterized by binge eating followed by purging, fasting, and other strategies to prevent weight gain.  It has a lifetime prevalence of 1-2%, and patients are at a heightened risk of other psychiatric disorders including depression, anxiety and substance abuse. Company analysis estimates that there are 2.5 million patients with BN, yet fluoxetine is currently the only FDA approved medication to treat BN.  However, the remission rate with fluoxetine, both alone and combination with psychotherapy, ranges only between 19-41%.

The compulsive bingeing characteristic of BN has features in common with other addictive disorders, providing the basis for using opioid antagonists to mitigate their frequency.

In 2017 we initiated a Phase II clinical trial to evaluate OPNT001, nasal naloxone, as a potential treatment for BN.  OPNT001 is being tested in a multisite, Phase II randomized double-blind placebo controlled study in the United Kingdom with 80 patients suffering from BN. The primary endpoint is a reduction in binge eating days and a data readout is expected at the end of 2018.

We have, in the past, and continue to review possible treatments for Binge Eating Disorder (“BED”). BED is the most common eating disorder in the U.S. Approximately 8 million Americans are diagnosed with BED and it is correlated with obesity, yet Vyvanse (lisdexamfetamine dimesylate) is the only FDA approved pharmacotherapy. We consider OPNT001 to be a potentially compelling pharmacological treatment for BED. It has a well-known safety profile and has the potential to block the reward that patients experience from bingeing.

OPNT002 - Nasal Naltrexone for Alcohol Use Disorder ("AUD")

We are developing OPNT002, nasal naltrexone for AUD. Alcohol triggers the release of naturally occurring endorphins, which then bind to the opioid receptors in the brain, leading to dopamine release in the reward center.  Opioid antagonists are anticipated to reduce the risk of heavy drinking because they block these opioid receptors, which results in dampening of alcohol-induced dopamine release and reward.

Our product candidate OPNT002 will be taken nasally on an "as needed" basis in anticipation of drinking and/or in high risk situations in order to reduce alcohol intake.  We anticipate that taking our product on an as-needed basis could improve patient compliance and enable a patient to regain control of their drinking, especially in situations where heavy drinking is otherwise habitual. Furthermore, we expect patients to have high rates of adherence, because they will not be required to abstain and potentially go through detoxification and withdrawal prior to initiating OPNT002 therapy, unlike the typical situation with existing pharmacotherapies for AUD.

We have generated encouraging Phase I clinical data demonstrating rapid intranasal absorption of OPNT002, which confirms its suitability for use on an as needed basis. High levels of naltrexone can be delivered within minutes, which is critically important during a period of craving.  The Company has also received feedback from the FDA on the proposed 505(b)(2) development plan, which accepts a harm reduction-based primary endpoint rather than a primary endpoint based on abstinence.

There are approximately 16.3 million people in the U.S. who suffer from some form of AUD. Alcohol misuse and alcohol use disorders cost the United States roughly $249 billion annually in lost productivity, healthcare expenses and criminal justice costs. Despite this, existing medications to treat AUD are not highly effective. Feedback from our primary market research strongly supports nasal naltrexone as a compelling product that could also be used in a primary care setting as well as by addiction specialists and in addiction treatment centers.

Opioid Use Disorder

OUD is a major global health issue, particularly in the U.S., where opioid abuse, in particular involving opioid painkillers and subsequent addiction, has become widespread. Given the increase in prevalence, OUD is now being referred to as a public health crisis. As these opioid painkillers have become more expensive, are subject to tighter controls for distribution and prescribing, and abuse deterrent formulations have become available, there has been an increase in heroin use, which is cheaper and often easier to obtain than painkillers. At the same time, the availability and abuse of fentanyl and its derivatives (synthetic opioids that are at least 50 times more potent than heroin) has become more widespread, further driving the recent increase in deaths from opioid overdose in the US.

Current FDA-approved treatments for heroin addiction are methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone depot injections. With respect to these substitution therapies, patients still take opioid-based treatments, which for many is undesirable, and there is frequently diversion and misuse of these treatments amongst addicts. With respect to naltrexone depot injections, patients must undergo detoxification before initiating treatment, which for many patients severely limits compliance and willingness to undergo this method of treatment. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification and enabling patients to remain opioid-free is an attractive solution.

In October 2016, we in-licensed a heroin vaccine from Walter Reed Army Institute of Research (“Walter Reed”). This is an early stage pre-clinical asset and requires further pre-clinical research before human testing. We plan to work alongside Walter Reed scientists to advance the program into the clinic and to determine whether the product is viable in a heroin addict population.

On October 2, 2017, we announced a collaboration with Titan Pharmaceuticals, Inc. (“Titan”) to explore development of a novel approach to the prevention of opioid relapse and overdose in individuals with opioid use disorder. We will conduct a feasibility assessment of a subcutaneous implant using Titan’s proprietary ProNeura™ sustained release technology to administer an opioid antagonist. The objective of this collaboration is to develop a product that delivers non-fluctuating, therapeutic levels of opioid antagonist continuously for up to six months, which we believe may be ideally suited for this prevention of opioid relapse and overdose.

Cocaine Use Disorder

We conducted a pilot study to explore the potential of a nasal opioid antagonist as a treatment for Cocaine Use Disorder (“CocUD”) at the University of Pennsylvania, conducted by the Department of Psychiatry at the Perelman School of Medicine and began recruitment in December 2015. Funded by a Medications Development Centers of Excellence Cooperative (U54) Program from NIDA, the study uses functional Magnetic Resonance Imaging (fMRI) to better understand the impact of an opioid antagonist drug in the brain of patients with CocUD. The study results are now being prepared for publication.

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

On April 26, 2016, we entered into the Amended and Restated Material Transfer, Option and Research License Agreement (the “Restated Aegis Agreement”) with Aegis which amended and restated in its entirety the Aegis Agreement. Under the Restated Aegis Agreement, we have been granted an exclusive royalty-free research license to Aegis’ Technology for a period of time (the “Compound Research Period”), to enable us to conduct a feasibility study of opioid antagonists when used with the Technology and evaluate our interest in licensing the Technology through use of a Compound (as defined in the Restated Aegis Agreement) in additional studies.

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

On June 22, 2017, we entered into a license agreement with Aegis (the “License Agreement No. 2”) and a related supply agreement (the “Supply Agreement”) pursuant to which we were granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement No. 2) and (b) a product containing a Compound and formulated using the Technology (“Product”), in each case of (a) and (b) for any and all purposes. The License Agreement No. 2 restricts our ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and we shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The License Agreement No. 2 also restricts Aegis’s ability to compete with us worldwide with respect to the Exploitation (as defined in the License Agreement No. 2) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without our prior written consent. The effective date of the License Agreement No. 2 and the Supply Agreement is January 1, 2017.

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

In November 2016, Opiant Pharmaceuticals UK Limited (“OPUK”) was incorporated under the Companies Act of 2006 as a private company. OPUK is a wholly-owned subsidiary of the Company and Dr. Roger Crystal, the Chief Executive Officer and a director of the Company, and Kevin Pollack, the Chief Financial Officer, Secretary and Treasurer of the Company, served as the sole directors of OPUK as of July 31, 2017. On September 11, 2017, Mr. Pollack resigned as a director and the Chairman of OPUK and was replaced in his capacity as Chief Financial Officer and as a director of OPUK by David D. O’Toole, the Company’s Chief Financial Officer.

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

Competition

The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of substance use, addictive and eating disorders. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent. Some of these companies are larger and better-funded than us and there are no assurances that we can effectively compete with these competitors. Potential competitors include Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Shire PLC, Orexo AB, BioDelivery Services International, Inc., Braeburn Pharmaceuticals, Inc., INSYS Therapeutics, and BioCorRx, Inc.

With respect to NARCAN, we face competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN with their naloxone injection. Kaléo competes with NARCAN with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. In 2016, TEVA filed an NDA with the FDA seeking regulatory approval to market a generic version of NARCAN before the expiration of the ‘253 patent. Although NARCAN was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition.

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

Product Group	Patent No.	Description	Patent Expiration	Publication No.
NARCAN® Nasal	9,211,253	IN naloxone for treatment of opioid overdose	March 16, 2035	US20150258019
NARCAN® Nasal	9,468,747	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160184294
NARCAN® Nasal	9,480,644	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160166503
NARCAN® Nasal	9,561,177	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160303041
NARCAN® Nasal	9,629,965	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170043107
NARCAN® Nasal	9,707,226	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170151231
NARCAN® Nasal	9,775,838	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170239241
NARCAN® Nasal	2,538,682	IN naloxone for treatment of opioid overdose	March 16, 2035	UK
NARCAN® Nasal	2,942,611	IN naloxone for treatment of opioid overdose	March 16, 2035	Canada

In addition to the patents and applications listed above, we have several pending, unpublished applications drawn to formulations, devices, and treatments of disorders, as well as additional continuation and divisional applications claiming the benefit of priority of applications listed above.

Research and Development

During the five months ended December 31, 2017, we incurred research and development expenses of $2.5 million. During the years ended July 31, 2017 and 2016, we incurred research and development expenses of $3.2 million and $2.8 million, respectively.

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

Regulation

Government Regulation and Product Approval

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

The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. In the United States, the FDA regulates drugs under the FFDCA and the FDA's implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;

•	approval by an independent IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical studies according to Good Clinical Practice
("GCP") regulations, to establish the safety and efficacy of the proposed drug for its intended use;

•	preparation and submission to the FDA of an NDA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice ("cGMP") to assure that the facilities, methods, and controls are adequate to preserve the drug's identity, strength, quality, and purity; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates (or those of our collaborators or licensees) will be granted on a timely basis, if at all.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical study lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical study and places the study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance, and may be imposed on all product candidates within a certain pharmaceutical class. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical studies of a certain duration or for a certain dose.

All clinical studies must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical study. Further, an internal review board ("IRB") must review and approve the plan for any clinical study before it commences at any institution, and the IRB must conduct continuing review and re-approve the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical study are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical study and the consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Each new clinical protocol and any amendments to the protocol must be submitted for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Study sites are subject to inspection for compliance with GCP.

Information about certain clinical trials must be submitted within specific timeframes to the NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•
Phase I. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

•
Phase II. Involves clinical studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•
Phase III. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events. Phase 1, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

U.S. Review and Approval Processes

Assuming successful completion of the required clinical testing, the results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product.

The submission of an NDA is subject to the payment of a substantial application user fee although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review. The sponsor of an approved NDA is also subject to annual program user fees.

In addition, under the Pediatric Research Equity Act of 2003, an NDA application (or supplements to an application) for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the applicant has obtained a waiver or deferral.

In 2012, the FDASIA amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan ("PSP"), within sixty days of an End-of-Phase II meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies, and/or other clinical development programs.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy ("REMS") to mitigate any identified or suspected serious risks. The REMS could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review to determine whether the product is safe and effective for its intended use.

The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of experts, including clinicians and other scientific experts, who provide advice and recommendations when requested by the FDA. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making decisions.

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure clinical data supporting the submission were developed in compliance with GCP.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied, or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

After the FDA's evaluation of an application, the FDA may issue an approval letter, or, in some cases, a complete response letter to indicate that the review cycle is complete and that the application is not ready for approval. A complete response letter generally contains a statement of specific conditions that must be met to secure final approval of the application and may require additional clinical or preclinical testing for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the application, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing.

Even with submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical studies, to further assess safety and effectiveness after approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Abbreviated New Drug Applications ("ANDAs") and Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA for innovator products, or an ANDA for generic products. Relevant to ANDAs, the Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are also referred to as listed drugs). Because the safety and efficacy of listed drugs have already been established by the brand company (sometimes referred to as the innovator), the FDA does not require a demonstration of safety and efficacy of generic products. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling and stability data.

The third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA's findings of safety and efficacy of an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA's findings with respect to certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for certain label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents of the applicant or that are held by third parties whose claims cover the applicant's product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any subsequent applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make one of the following certifications to the FDA concerning patents: (1) the patent information concerning the reference listed drug product has not been submitted to the FDA; (2) any such patent that was filed has expired; (3) the date on which such patent will expire; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a "section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference NDA holder or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b) (2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired as described in further detail below. Thus approval of a Section 505(b)(2) NDA or ANDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA or Section 505(b)(2) applicant.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to extensive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping (including certain electronic record and signature requirements), periodic reporting, product sampling and distribution, advertising and promotion and reporting of certain adverse experiences, deviations, and other problems with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Further, manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Manufacturers and certain other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA may impose a number of post-approval requirements as a condition of approval of an application. For example, the FDA may require postmarketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization.

The FDA may withdraw a product approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, problems with manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on the product or even complete withdrawal of the product from the market.

Potential implications include required revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

In addition, the distribution of prescription drugs is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of the products and product samples at the federal level, and sets minimum standards for the registration and regulation of distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States, sales of any products for which we (or our collaborators or licensees) may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. The process for determining whether a payor will provide coverage for a drug may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Some of the additional requirements and restrictions on coverage and reimbursement levels imposed by third-party payors influence the purchase of healthcare services and products.

Third-party payors may limit coverage to specific drugs on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication, or place drugs at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligation imposed on patients. Moreover, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, one payor's determination to provide coverage does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement may differ significantly from payor to payor. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our drugs and product candidates from coverage and limit payments for pharmaceuticals.

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees
As of March 6, 2018, we had 14 full-time employees and no part-time employees. In addition, we have a number of outside consultants that are not on our payroll.

ITEM 1A.  RISK FACTORS
An investment in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider all of the information in this Report on Form 10-KT, including our consolidated financial statements and related notes. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment.

Risks Related to our Business, Financial Condition and Capital Requirements

With the exception of the fiscal year ended July 31, 2017 and the five-month transition period ended December 31, 2017, we have historically generated limited revenue to date and expect to incur significant operating losses for the foreseeable future.

As of December 31, 2017, we have an accumulated deficit of $53.2 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential challenges include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses for the foreseeable future and we also expect to experience negative cash flow for the foreseeable future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our securities. If we are unsuccessful in addressing these risks, then the Company will most likely fail.
We may not succeed in completing the development of our product candidates, commercializing our products, and generating significant revenues.

Our pipeline includes a treatment for OOR, a treatment for BN, a treatment for AUD, treatments for OUD, and additional treatment applications. Our products have generated limited revenues. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully complete the development of our product candidates, obtain market approval, successfully launch our products and generate significant revenues. On December 15, 2014, we and Adapt entered into the Adapt Agreement, as amended by the Adapt Amendment entered into between the parties on December 13, 2016, that provides Adapt with a global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN. The loss for any reason of Adapt as a key partner could have a significant and adverse impact on our business. If we are unable to retain Adapt as a partner on commercially acceptable terms, we may not be able to commercialize NARCAN as planned and we may experience delays in or suspension of the marketing of NARCAN.

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, we expect to generate revenues from NARCAN, for which we are dependent on many factors, including the performance of our licensing partner Adapt and competition in the market. In addition, we have no experience in commercializing on our own and face a number of challenges with respect to commercialization efforts, including, among other challenges:

•	having inadequate financial or other resources to complete the development of our product candidates;

•	the inability to manufacture our products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the inability to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept our treatments;

•	we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BN, AUD, and OUD may reduce the demand for our products;

•
changes in the market for reversing opioid overdoses and treating patients with BN, AUD, and OUD, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;

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

Given our lack of sufficient revenue and cash flow, we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

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

Besides the Controlled Equity Offering Sales Agreement dated October 13, 2017, we do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our product candidates and other business opportunities and our ability to achieve our business objectives, our competitiveness and our operations and financial condition may be materially adversely affected. Our inability to fund our business could thus lead to the loss of your investment.

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

Under the Company's agreement with Adapt Pharma Operations Limited, or Adapt, Adapt has the right to license third-party intellectual property which may result in a reduction of our potential royalty and milestone payments.

Under the Company's license agreement, as amended, with Adapt (the "Adapt Agreement"), Adapt may seek to license certain intellectual property held by a third-party that Adapt reasonably determines would be infringed upon through the performance of the Adapt Agreement or that Adapt otherwise determines is necessary or desirable for Adapt to perform its obligations under the Adapt Agreement. Adapt may deduct a material amount, as provided in the Adapt agreement, of any upfront payment, milestones or royalties paid to such third-party from any regulatory milestone payments, sales-based milestone payments, and royalty payments payable to the Company under the Adapt Agreement. In accordance with the Adapt Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without the consent of the Company.

We could be involved in future proceedings arising from disputes between the Company and a former director.

The Company previously disclosed that, prior to his resignation from our board of directors on November 30, 2017, disputes had arisen with a former director and greater than ten percent stockholder relating to his right, under certain agreements with the Company, to registration of shares of Company stock underlying options and warrants granted by the Company and with respect to the former director’s compliance with Company policy prior to his resignation.  On November 27, 2017, the Company filed a registration statement with respect to those and certain other shares of the Company’s common stock.  It has been brought to the Company’s attention that there may be certain questions regarding compliance with the securities laws in connection with transactions reported by the former director in the Company’s common stock following his resignation from the board of directors in December 2017.   The Company believes that it has complied with its obligations under the securities laws in connection with those transactions.  It is possible that the Company may become involved in regulatory or litigation proceedings relating to the foregoing, which could be time consuming and costly for the Company and as to which the Company cannot predict with certainty the outcome.

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

We may face litigation from third parties claiming that our products or business infringe, misappropriate, or otherwise violate their intellectual property rights, or seeking to challenge the validity of our patents.

Our future success is also dependent in part on the strength of our intellectual property, trade secrets and know-how, which have been developed from years of research and development, and on our ability, and the ability of our future collaborators, to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties.

In addition to the litigation with TEVA discussed below, we may be exposed to, or be threatened with, adversarial proceedings or additional future litigation by third parties regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions seeking to challenge the validity of our intellectual property rights, claiming that the Company has misappropriated the trade secrets of others, or claiming that our technologies, products or activities infringe the intellectual property rights of others.

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties. We actively track third-party applications with claims that, if valid, could be construed to read upon the use our NARCAN product(s) for the treatment of opioid overdose, or other products and indications. Certain of these applications could be granted in the future. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future including, perhaps, the aforementioned allowed patent application, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or to enable the commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further practice our technologies or develop and commercialize any of our product candidates at issue, which could harm our business significantly.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates, if approved. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee time and resources from our business. Third parties making such claims may have the ability to dedicate substantially greater resources to these legal actions than we or our licensors or collaborators can. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Similarly, we or our licensors or collaborators may initiate such proceedings or litigation against third parties, e.g., to challenge the validity or scope of intellectual property rights controlled by third parties. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court would invalidate the claims of any such U.S. patent.

Patent litigation and other proceedings may also absorb significant management time. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. During the course of any patent or other intellectual property litigation or other proceeding, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings or developments and if securities analysts or investors regard these announcements as negative, the perceived value of our product candidates or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, ability to compete in the marketplace, financial condition, results of operations and growth prospects.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents, trademarks, copyrights or other intellectual property, or those of our licensors. To counter infringement, misappropriation, unauthorized use or other violations, we may be required to file legal claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel.

For example, within the last 12 months, we, Adapt Pharma, Inc. (“Adapt Inc.”) and Adapt (collectively, the “Plaintiffs”) have filed six separate complaints for patent infringement against Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”) in the United States District Court for the District of New Jersey arising from Teva USA’s filing of ANDA No. 209522 (the “Teva ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN before the expiration of U.S. Patent No. 9,211,253 (the “’253 patent”), U.S. Patent No. 9,468,747 (the “’747 patent”), U.S. Patent No. 9,561,177 (the “’177 patent”), U.S. Patent No. 9,629,965 (the “’965 patent”), U.S. Patent No. 9,480,644 (the “’644 patent”) and U.S. Patent No. 9,707,226 (the “’226 patent”), each of which are owned by us. For more information about this litigation, see Part I, Item 3: Legal Proceedings. We maintain full confidence in our intellectual property portfolio related to NARCAN and expect that the ‘253 patent, the ‘747 patent, the ‘177 patent, the ‘965 patent, the 644 patent and the 226 patent will continue to be vigorously defended from any infringement. There can be no assurances that we will be successful with respect to these litigation matters or any other litigation matters which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, results of operations and financial condition in the future.

We may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

In any infringement, misappropriation or other intellectual property litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.
We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.
Filing, prosecuting and defending patents covering NARCAN, and any future product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the

United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets.

Additionally, the requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. Furthermore, generic or biosimilar drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensees or any future licensors to engage in complex, lengthy and costly litigation or other proceedings. In addition, certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensees or any future licensors may have limited remedies if patents are infringed or if we or our licensees or any future licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensees’ or any future licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
We may be subject to claims that we or our employees, consultants, contractors or advisors have infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property.
Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the intellectual property and other proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these employees have used or disclosed such intellectual property or other proprietary information. Litigation may be necessary to defend against these claims.
In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. To the extent that we fail to obtain such assignments, such assignments do not contain a self-executing assignment of intellectual property rights or such assignments are breached, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business, financial conditions, results of operations and growth prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.
In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, in seeking to develop and maintain a competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, corporate collaborators, outside scientific collaborators, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective.
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
We cannot guarantee that our trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.
Trade secrets and know-how can be difficult to protect as trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. If we fail to prevent material disclosure of the know-how, trade secrets and other intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition. Even if we are able to adequately protect our trade secrets and proprietary information, our trade secrets could otherwise become known or could be independently discovered by our competitors. For example, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, in the absence of patent protection, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us.
We may not be able to prevent misappropriation of our intellectual property, trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Intellectual property rights do not necessarily address all potential threats to our business.
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

•	others may be able to make formulations that are similar to our NARCAN or other formulations but that are not covered by the claims of our patent rights;

•	the patents of third parties may have an adverse effect on our business;

•
we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•
issued patents that we may own or that we exclusively license in the future may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;

•	we may not develop additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Certain of our patents will expire in the next 17 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices

Risks Related to the Commercialization of our Products

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

We do not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize our products or any other product candidates we may develop or acquire in the future, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of its products. The establishment and development of our own sales force will be expensive and time consuming and could delay any product launch, and we cannot be certain that it would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales, marketing and distribution of our products. There also may be certain markets within the U.S. and elsewhere for our products for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell our products on favorable terms, or at all. In the event, we are unable to develop its own marketing and sales force or collaborate with a third party marketing and sales organization, we will not be able to commercialize our products or any other product candidates that we develop, which will negatively impact our ability to generate product revenues. Furthermore, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we would likely receive less revenues than if we commercialized these products ourselves.
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

Our reliance on collaborations with third parties to develop and commercialize our products, such as the Adapt Agreement to develop and commercialize, NARCAN is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize our products and adversely affecting our profitability.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we may be unable to maintain our relationship with Adapt on a commercially reasonable basis, if at all, as the Adapt agreement may be terminated by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. In addition, Adapt may have similar or more established relationships with our competitors or larger customers which may negatively impact our relationship with Adapt. Moreover, the loss for any reason of Adapt as a key partner could have a materially significant and adverse impact on our business. If we are unable to retain Adapt as a partner on commercially acceptable terms, we may not be able to commercialize NARCAN and we may experience delays in or suspension of the marketing of our products. The same could apply to other product candidates we may develop or acquire in the future. Our dependence upon third parties to assist with the development and commercialization of our product candidates may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Additionally, our License Agreement No. 2 with Aegis shall expire upon the expiration of our obligation to pay royalties under such License Agreement No. 2; provided, however, that we shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis.

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

Both before and after regulatory approval to market a particular product candidate, including our product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with (“cGMP”) requirements and good clinical practice requirements for any clinical trials we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

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

The laws governing our conduct in the U.S., and the conduct of collaborators, licensors or licensees on whom the success of our business relies, are enforceable by administrative, civil, and criminal penalties. Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the Social Security Act (including the Anti-Kickback Statute), and the Federal False Claims Act, and any regulations promulgated under the authority of the preceding, may result in a range of enforcement action including jail sentences, fines integrity oversight and reporting obligations and/or exclusion from federal and state healthcare programs, as may be determined by Medicare, Medicaid and the Department of Health and Human Services and other regulatory authorities as well as by the courts in response to actions brought by the Department of Justice. FDA regulates drugs throughout the development process, from preclinical and clinical trials through approval and postmarketing requirements. Failure to fully comply with FDA law may cause the FDA to issue inspectional observations, untitled or warning letters, bring an enforcement action, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which (whether applied directly to us or to our collaborators, licensors, or licensees) could harm our reputation and our business. There can be no assurance that our activities, or those of our collaborators, licensors or licensees, will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen "relators" under federal or state false claims laws.

Laws impacting the U.S. healthcare system are subject to a great deal of uncertainty, which may result in adverse consequences to our business.
There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act ("ACA")), and lawsuits have been brought challenging aspects of the law at various points. There have been repeated recent attempts by Congress to repeal or replace the ACA. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the ACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama and full repeal legislation is unlikely in the current political climate. However, Congress has passed two bills affecting the implementation of certain taxes under the ACA. The Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the ACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the ACA on a provision-by-provision basis. In addition, there have been recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, control drug costs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.
We are planning to pursue the FDA 505(b)(2) pathway for our product candidates, and if we are not able to successfully do so, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness. Although we find the feedback received from the FDA to date generally encouraging toward our interest in pursuing the 505(b)(2) pathway for the treatment of AUD and opioid overdose, such feedback is preliminary only and includes a number of comments and recommendations that we will need to address in our drug development program to meet FDA standards for approval.  In addition, our nasally delivered product candidates will include a drug delivery device, and that constituent part will be evaluated by the FDA, as will the combination products as a whole, under our NDA. Even if we are able to pursue the 505(b)(2) pathway for our AUD, BN, OOR, or other product candidates, we could be subject to legal challenges and regulatory changes which might result in extensive delays or result in our 505(b)(2) application being unsuccessful.
Section 505(b)(2) of the FDA permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We plan to pursue this pathway for our product candidates.
If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we would need to reconsider our plans and might not be able to commercialize our product candidates in a cost-efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks.

In addition, medical products containing a combination of new drugs, biological products, or medical devices are regulated as “combination products” in the United States. Each constituent part of a combination product is subject to the requirements established by the FDA for that type of constituent part, whether a new drug, biologic, or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by FDA of the primary mode of action of the combination product, and typically one application (e.g., for a drug/device combination product assigned to CDER, an NDA - either under 505(b)(1) or 505(b)(2)) will be made.

When evaluating products that utilize a specific drug delivery system or device, FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug.  The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved.  We rely on third parties for the design and manufacture of the delivery systems for our products, and in some cases for the right to refer to their data on file with FDA or other regulators.  Quality or design concerns with the delivery system, or commercial disputes with these third-parties, could delay or prevent regulatory approval and commercialization of our product candidates.
In some instances over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2) and legally challenged decisions by the agency. If an FDA decision or action relative to our product candidate, or the FDA's interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates.
The pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. A claim by the applicant that a patent is invalid or will not be infringed is subject to challenge by the patent holder, requirements may give rise to patent litigation and mandatory delays in approval (i.e., a 30-month stay) of a 505(b)(2) application. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.
Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.  Even if approved pursuant to the Section 505(b)(2) regulatory pathway, a drug may be subject to the same post-approval limitations, conditions and requirements as any other drug.

Clinical trials for our product candidates have in some cases or may in the future be conducted outside the United States and not under an IND, and where this is the case, the FDA may not accept data from such trials.

Although the FDA may accept data from clinical trials conducted outside the United States and not under an IND in support of research or marketing applications for our product candidates, this is subject to certain conditions set out in 21 C.F.R. § 312.120. For example, such foreign clinical trials should be conducted in accordance with GCP, including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The FDA must also be able to validate the data from the study through an onsite inspection if the agency deems it necessary. The foreign clinical data should also be applicable to the U.S. population and U.S. medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the United States and the foreign country. Our Phase II clinical trial of OPNT001 as a potential treatment for BN is being conducted in the United Kingdom, and is not being conducted under an IND with the FDA.

Risks Related to Ownership of our Common Stock

The price of our Common Stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

Our Common Stock closed as high as $24.40 and as low as $5.35 per share between January 1, 2016 and August 28, 2017 on the OTCQB. On October 2, 2017 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On August 24, 2017, we received approval for up-listing to the Nasdaq Capital Market and our Common Stock began trading on the Nasdaq Capital Market on August 29, 2017. Our Common Stock closed as high as $50.50 and as low as $18.16 per share between August 29, 2017 and March 6, 2018. On March 6, 2018 the closing price of our Common

Stock, as reported on the Nasdaq Capital Market was $20.91. Historically, the over-the-counter markets for securities, such as our Common Stock, have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

•	fluctuations in our operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors; and

•	general market conditions.
Although shares of our Common Stock currently trade on the Nasdaq Capital Market under the symbol “OPNT”, there is no assurance that our stock will not continue to be volatile while listed on the Nasdaq Capital Market in the future.

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

Dr. Roger Crystal, our Chief Executive Officer and a director, Dr. Michael Sinclair, our Chairman of the Board, Ann MacDougall, a director, Thomas T. Thomas, a director, and Dr. Gabrielle Silver, a director, collectively beneficially own approximately 39.65% of our outstanding Common Stock as of December 31, 2017. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our Certificate of Incorporation, and any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

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

Compliance with changing corporate governance and public disclosure regulations may result in additional expense.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and any new Securities and Exchange Commission regulations will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our Common Stock is thinly traded on the Nasdaq Capital Market exchange and no assurances can be made about stock performance, liquidity, or maintenance of our Nasdaq listing.

Historically, our Common Stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On August 24, 2017, our Common Stock was approved for trading on the Nasdaq Capital Market. Beginning on August 29, 2017, our Common Stock began trading on the Nasdaq Capital Market under the symbol “OPNT” . Although currently listed on the Nasdaq Capital Market, there can be no assurance that we will continue to meet the Nasdaq Capital Market’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our Common Stock. If we are unable to maintain listing on the Nasdaq Capital Market or if a liquid market for our Common Stock does not develop, our common stock may remain thinly traded.

Item 1B. Unresolved Staff Comments.
This information is not required for smaller reporting companies.

Item 2.  Properties.
The Company does not currently own any physical property.
Our headquarters through August 31, 2017 were located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, California 90401 and were leased for $5,056 per month. We terminated our lease with Premier Office Centers, LLC effective September 30, 2017.

On May 29, 2017, we entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and will end on August 31, 2018. The monthly rent for August 2017 was $5,000 with recurring monthly rent initially at $9,000, plus any related operating expenses and taxes. On December 1, 2017, we added additional space to the sublease increasing monthly rent for the duration of term from $9,000 to $11,700. Commencing September 1, 2017, our headquarters are located at this location.

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

Item 3.  Legal Proceedings.
On September 15, 2016, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva USA had filed the Teva ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN before the expiration of the ’253 patent. The ’253 patent is listed with respect to NARCAN in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ’253 patent and/or that the ’253 patent is invalid or unenforceable. On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’253 patent.

On January 3, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN before the expiration of the ’747 patent. The ’747 patent is listed with respect to NARCAN in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ’747 patent or that the ’747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’747 patent.

On March 17, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “March 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN before the expiration of the ’177 patent. The ’177 patent is listed with respect to NARCAN in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ’177 patent and/or that the ’177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’177 patent.

On June 2, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “June 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN before the expiration of the ’965 patent. The ’965 patent is listed with respect to NARCAN in the FDA’s Orange Book and expires on March 16, 2035. Teva’s June 2017 Notice Letter asserts that its generic product will not infringe the ’965 patent and/or that the ’965 patent is invalid or unenforceable. On July 12, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’965 patent.
On February 27, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “February 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN 2 mg/spray Nasal Spray before the expiration of the ‘644 patent and the ‘226 patent. The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable. The Company and Adapt are evaluating TEVA’s February 2018 Notice Letter.
In each of the complaints described above, the Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the applicable patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the applicable patent, and monetary relief as a result of any such infringement.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low sale prices per share of our Common Stock as reported by Nasdaq.

	High	Low
Fiscal Year 2016
First quarter ended October 31, 2015	$14.00	$6.25
Second quarter ended January 31, 2016	$11.16	$6.00
Third quarter ended April 30, 2016	$11.75	$8.00
Fourth quarter ended July 31, 2016	$10.00	$7.40

Fiscal Year 2017
First quarter ended October 31, 2016	$8.89	$7.01
Second quarter ended January 31, 2017	$8.40	$5.01
Third quarter ended April 30, 2017	$9.06	$6.32
Fourth quarter ended July 31, 2017	$15.29	$5.00

Transition Period
August 1, 2017 - December 31, 2017	$51.90	$11.51

Approximate Number of Equity Security Holders

As of March 6, 2018, there were approximately 70 stockholders of record. Because shares of our Common Stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	174,000	$34.78	226,000

Equity compensation plans not approved by security holders	2,980,500	$7.33	—

Total	3,154,500		226,000

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

Transition Period: August 1, 2017 - December 31, 2017 - Common Stock
On September 8, 2017, we and Torreya Partners (Europe) LLP (“Torreya”) entered into a Supplemental Engagement Letter (the “Supplemental Agreement”), which modifies and supplements the Engagement Letter dated December 18, 2014 (the “2014 Agreement”) between the Company and Torreya regarding the engagement of Torreya to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain Products (as defined in the 2014 Agreement) with Adapt. The Supplemental Agreement amends the total consideration to be paid by the Company under the 2014 Agreement from “3.75% of Total Consideration” to, include, among other consideration, shares of Common Stock equal to an aggregate value of $300,000, to be issued by us to Torreya in three equal installments over a 16-month period commencing September 2017. Payments in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the 10 trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares to the Torreya in relation to the Supplemental Agreement. This issuance of Common Stock to Torreya was made pursuant to Section 4(a)(2) of the Securities Act. On December 22, 2017, the Company issued 3,455 shares to the Torreya in relation to the Supplemental Agreement. This issuance of Common Stock to Torreya was made pursuant to Section 4(a)(2) of the Securities Act.

These issuances qualified for exemption under Section 4(2) since it did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which the Company sold a high number of shares to a high number of investors. Based on an analysis of the above factors, we believe the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Fiscal Year 2017 - Common Stock

On June 22, 2017, in consideration for the grant of the License under the License Agreement with Aegis, we agreed to pay Aegis two immaterial upfront payments, of which we may elect to pay up to 50% by issuing our Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of our Common Stock over the 20 trading days preceding the date of payment.

On March 16, 2017, we issued 10,745 shares of Common Stock pursuant to a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (the “LOI”) with a pharmaceutical company with certain desirable proprietary information. Per the terms of the LOI, we were obligated to issue these shares upon the one year anniversary of our receipt of a milestone payment from Adapt for the first commercial sale of our product, NARCAN, in the U.S.

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

Fiscal Year 2016 - Common Stock

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

On March 8, 2016, we issued 3,582 shares of unregistered Common Stock to a consultant, pursuant to the terms of the LOI, as a result of the first commercial sale of NARCAN by Adapt in the U.S.

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

Fiscal Year 2015 - Common Stock

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our securities during the five-month period ended December 31, 2017.

Item 6. Selected Financial Data.
The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the results of operations and financial condition for the five-month period ended December 31, 2017 and 2016 and financial condition as of July 31, 2017 and December 31, 2017 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this transition report on Form 10-KT (this "Report"), the “Risk Factors” contained in Item 1A of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, and the other information appearing elsewhere in, or incorporated by reference into this Report.

Overview
On December 8, 2017, the Board of Directors, acting pursuant to Section 5.1 of the Company’s Bylaws, approved a resolution changing the Company’s fiscal year-end from July 31 to December 31. We made this change to align our fiscal year end with other companies within our industry. This Form 10-KT is intended to cover the transition report for the period August 1, 2017 through December 31, 2017. Subsequent to this Report, our periodic reports will cover the quarters and calendar year January 1 to December 31.
We are a specialty pharmaceutical company developing pharmacological treatments for addictions, predominantly using opioid antagonists. We developed a treatment for reversing opioid overdoses in collaboration with the NIDA, part of the NIH. This treatment, now known as NARCAN, was approved by the FDA in November 2015, and is marketed by Adapt, an Ireland-based pharmaceutical company.
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

Our current pipeline of product candidates includes pharmacological treatments for BN, AUD, OUDs and a second generation Opioid Overdose Reversal product. We are also pursuing other treatment opportunities within the addictions space.

Results of Operations
Comparison of the five-month period ended December 31, 2017 compared to the five-month period ended December 31, 2016.

	For the Five-Month Period Ended		Increase (Decrease)
(in thousands)	December 31, 2017	December 31, 2016	Amount	Percentage
		(unaudited)
Revenue:
Royalty and licensing revenue	$11,697	$14,831	$(3,134)	(21.1)%
Treatment investment revenue	65	—	65	—%
Total revenue	11,762	14,831	(3,069)	(20.7)%
Operating expenses:
General and administrative	5,887	1,854	4,033	217.5%
Research and development	2,486	709	1,777	250.6%
Selling expenses	439	730	(291)	(39.9)%
Royalty expenses	1,408	—	1,408	—%
Total operating expenses	10,220	3,293	6,927	210.4%
Income from operations	1,542	11,538	(9,996)	(86.6)%
Other income (expense), net	7	(23)	30	130.4%
Income before provision of income taxes	1,549	11,515	(9,966)	(86.5)%
Provision for income taxes	169	—	169	—%
Net income	$1,380	$11,515	$(10,135)	(88.0)%

Net Revenue

During the five-month period ended December 31, 2017, we recorded net revenue of $11.8 million, which represents a decrease of $3.1 million, or 20.7%, from the $14.8 million of net revenue recorded during the five-month period ended December 31, 2016. The $3.1 million year-over-year decrease in net revenue was due primarily to the $13.75 million received under the Purchase Agreement with SWK, $500 thousand received from Adapt triggered by the Heath Canada's approval of NARCAN and $600 thousand of net revenue arising from the sale, by Adapt, of NARCAN during the five-month period ended December 2016, offset with the recognition of net revenue of $11.7 million arising from the sale, by Adapt, of NARCAN during the five-month period ended December 31, 2017.

The following table summarizes our royalty and licensing net revenue for five-month periods ended December 31, 2017 and 2016:

	For the Five-Month Period Ended
(in thousands)	December 31, 2017	December 31, 2016	Variance
		(unaudited)
Royalties related to SWK Purchase Agreement	$—	$13,710	$(13,710)
Royalties and milestones related to Adapt Agreement	11,697	1,121	10,576
	$11,697	$14,831	$(3,134)

General and Administrative Expenses

For the five-month period ended December 31, 2017, general and administrative expenses totaled $5.9 million, which represents an increase of $4.0 million, or 217.4%, as compared to the $1.9 million of general and administrative expenses incurred during the five-month period ended December 31, 2016. The primary reason for the significant increase in general and administrative expenses was attributed to $1.1 million increase associated with stock based compensation, $1.0 million increase in severance payments, $1.0 million increase associated with professional fees and services, and $800 thousand increase associated with employee salaries and compensation largely attributed to increased headcount during the five-month period ended December 31, 2017 as compared to the five-month period ended December 31, 2016.

Selling Expenses

Our selling expenses for the five-month periods ended December 31, 2017 and 2016 were $0.4 million and $0.7 million, respectively. The $0.3 million decrease in selling expenses is due entirely to lower selling expenses during the five-month period ended December 31, 2017 as related to the sale of Royalties to SWK (see Note 13 - Sale of Royalties).

Research and Development

During the five-month period ended December 31, 2017, we recorded research and development expenses totaling $2.5 million, which represents an increase of $1.8 million, or 250.6%, as compared to the $0.7 million of research and development expenses incurred during the five-month period ended December 31, 2016. The increase in research and development expenses is attributed to a $1.2 million increase in payments to third party expenses associated with research and development program, $0.4 million attributed to stock based compensation expense associated with research and development employees and $0.2 million related to the increased headcount for research and development.

Other Income (Expense)

The following table details our Other Income (Expense):

	For the Five-Month Period Ended
(in thousands)	December 31, 2017	December 31, 2016	Variance
		(unaudited)
Interest income	$10	$—	$10
Interest expense	—	(4)	4
Gain (loss) on foreign exchange rates	10	(19)	29
Loss on settlement of liability	(13)	—	(13)
Net interest income (expense)	$7	$(23)	$30

Net Income

Net income for the five months ended December 31, 2017 was $1.4 million, which represents a decrease of $10.1 million from the $11.5 million net income for the five month period ended December 31, 2016. The decrease in net income was caused primarily by a decrease in net revenue of $3.1 million during the five month period ended December 31, 2017, as compared to the five month period ended December 31, 2016. In addition, for the five months ended December 31, 2017, there was a 4.0 million increase in general and administrative expenses, a 1.8 million increase in research and development expenses, and a 1.4 million increase in royalty expense as compared to the five month period ended December 31, 2016.

Results of Operations
Comparison of the year ended July 31, 2017 compared to the year ended July 31, 2016.

	Fiscal Year Ended		Increase (Decrease)
(in thousands)	July 31, 2017	July 31, 2016	Amount	Percentage

Revenue:
Royalty and licensing revenue	$18,406	5,098	$13,308	261.0%
Treatment investment revenue	40	4,800	(4,760)	(99.2)%
Total revenue	18,446	9,898	8,548	86.4%
Operating expenses:
General and administrative	6,530	14,509	(7,979)	(55.0)%
Research and development	3,172	2,809	363	12.9%
Selling expenses	1,651	318	1,333	419.2%
Total operating expenses	11,353	17,636	(6,283)	(35.6)%
Income from operations	7,093	(7,738)	14,831	(191.7)%
Other income (expense), net	38	(76)	114	(150.0)%
Income before provision of income taxes	7,131	(7,814)	14,945	(191.3)%
Provision for income taxes	550	—	550	—%
Net income	$6,581	$(7,814)	$14,395	(184.2)%

Net Revenue

During the fiscal year ended July 31, 2017, we recorded net revenue of $18.4 million, which represents an increase of $8.5 million, or 86%, from the $9.9 million of net revenue recorded during the fiscal year ended July 31, 2016. The $8.5 million year-over-year increase in net revenue was due primarily to the recognition of net revenue of $17.5 million from the sale to SWK of our right to receive, commencing on October 1, 2016, Royalties (as defined in the SWK Purchase Agreement) arising from the sale, by Adapt, of our NARCAN® (naloxone hydrochloride) Nasal Spray. The $17.5 million of net revenue recorded in relation to the SWK Purchase Agreement consists of an initial payment of $13.7 million made by SWK to us in December 2016 and an additional payment of $3.8 million earned by us as of July 31, 2017 with the funds being received by us in August 2017. The $3.8 million payment was earned by us because net sales of our NARCAN® product exceeded $25 million, in the aggregate, for the calendar quarters ended March 31, 2017 and June 30, 2017. Fiscal year 2016 royalty and licensing net revenue consisted entirely of royalties received by us from Adapt in relation to sales of our NARCAN® product and included (i) a $2 million milestone payment made by Adapt to us related to the FDA’s approval of NARCAN® for the emergency treatment of known or suspected opioid overdose and (ii) a $2.5 million milestone payment from Adapt that was due to us upon the first commercial sale of NARCAN® in the U.S.

The following table summarizes our royalty and licensing net revenue for fiscal years ended July 31, 2017 and 2016:

	Fiscal Year Ended
(in thousands)	July 31, 2017	July 31, 2016	Variance

Royalties related to SWK Purchase Agreement	$17,460	$—	$17,460
Royalties related to Adapt Agreement	946	5,098	(4,152)
	$18,406	$5,098	$13,308

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

Selling Expenses

Our selling expenses for the fiscal years ended July 31, 2017 and 2016 were $1.7 million and $0.3 million, respectively. The $1.3 million increase in fiscal year 2017 selling expenses as compared to fiscal year 2016 is due entirely to additional selling expenses during fiscal year 2017 as related to the sale of Royalties to SWK (see Note 13 – Sale of Royalties).

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

 Other Income (Expense)

The following table details our Other Income (Expense):

	Fiscal Year Ended
(in thousands)	July 31, 2017	July 31, 2016	Variance

Interest income	$24	$1	$23
Interest expense	(4)	(12)	8
Gain (loss) on foreign exchange rates	18	(65)	83
Net interest income (expense)	$38	$(76)	$114

Net Income

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

Liquidity and Capital Resources
Our cash balance at December 31, 2017 was $8.1 million, which represents an increase of $1.2 million from the $6.9 million cash balance at July 31, 2017. Accounts receivable at December 31, 2017 totaled $11.7 million, which is an increase of $7.9 million from the $3.8 million in accounts receivable balance at July 31, 2017.

Our working capital was $15.1 million as of December 31, 2017, while working capital as of July 31, 2017 and July 31, 2016 was $6.6 million and negative $2.4 million, respectively.

Total liabilities were $7.8 million as of December 31, 2017, which represents an increase of $1.3 million from total liabilities of $6.5 million as of July 31, 2017. Total liabilities were $6.6 million as of July 31, 2016.

During the five months ended December 31, 2017, we received 5.3 million in proceeds from warrant exercises and $3.75 million in net proceeds from the sale to SWK (see Note 13 - Sale of Royalties) of our right to receive royalties and milestones arising from the sale, by Adapt, of NARCAN.

During the year ended July 31, 2017, we received net proceeds in the amount of $13.7 million from the sale to SWK (see Note 13 - Sale of Royalties) of our right to receive royalties and milestones arising from the sale, by Adapt, of NARCAN.

The following table sets forth the primary sources and uses of cash for each of the periods:

	Five months ended	Year ended	Year ended
(in thousands)	December 31, 2017	July 31, 2017	July 31, 2016
Net cash provided by (used in)
Operating activities	$(3,840)	$5,556	$(915)
Investing activities	—	—	(8)
Financing activities	5,083	(165)	1,970
Net increase in cash and cash equivalents	$1,243	$5,391	$1,047

Cash (used in) provided by operating activities

During the five-month period ended December 31, 2017, net cash used in operating activities was $3.8 million, which was primarily due to an increase in accounts receivable of 7.9 million and an increase in prepaid and other current assets of 0.6 million, offset with net income of $1.4 million, an increase in non-cash items as adjustments for stock based compensation of 1.8 million, and an increase of royalty payable for $1.4 million.

During the year ended July 31, 2017, net cash provided by operating activities was $5.6 million, which was primarily due to net income of $6.6 million, as well as non-cash items of stock based compensation of warrants and options of $1.5 million and an increase in accounts payable and accrued liabilities of $2.1 million, offset with an increase of accounts receivable of $3.4 million and a decrease in accrued salaries and wages of $1.2 million.

During the year ended July 31, 2016, net cash used in operating activities used in operating activities was $0.9 million, which was primarily due to net loss of $7.8 million, as well as a decrease in deferred revenue of $4.8 million, offset with an increase of non-cash items as adjustments for stock based compensation of options of $10.3 million and issuance of Common Stock for services

Cash (used in) provided by investing activities

There were no investing activities for the five months ended December 31, 2017 and the year ended July 31, 2017. During the year ended July 31, 2016, net cash used in investing activities was $8,000, which was due to the purchase of equipment.

Cash (used in) provided by financing activities

During the five-month period ended December 31, 2017, net cash provided by financing activities was $5.1 million which was due to proceeds from the exercise of warrants offset with a payments of $0.2 million associated with deferred financing costs.

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

Plan of Operation
During the fiscal year ending December 31, 2018, we plan to broaden our product pipeline and anticipate commencing further trials based on our existing as well as potential patents.

On the SWK Closing Date, we entered into the SWK Agreement with SWK pursuant to which we sold, and SWK purchased, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Agreement) arising from the sale by Adapt of NARCAN or any other Product, up to (i) $20,625,000 and then the “Residual Royalty” (as defined below) thereafter or (ii) $26,250,000, if Adapt has received in excess of $25.0 million of cumulative Net Sales (as defined in the Adapt Agreement) for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Agreement, we received an upfront purchase price of $13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 after the Earn Out Milestone was achieved during the first two calendar quarters in 2017. Therefore, upon SWK’s recoupment of the $26,250,000 (the "Capped Royalty Amount"), SWK will only be entitled to receive the Residual Royalty, or a maximum of 10% of all Royalties (subject to certain reductions), thereafter, with the remaining 90%, at a minimum, of all Royalties payable to us.

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Purchase Agreement has been met. Consequently, the Company recognized 90% of the milestone payments and royalties earned during the five months ended December 31, 2017, after the Capped Royalty Amount was met, amounting to $11,696,676 (see Note 5 - Accounts Receivable).

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

On February 12, 2018, we announced positive data from a Phase I clinical study of our product candidate OPNT003 (intranasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long-lasting opioid antagonist for the treatment of opioid overdose.

Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with a potential to submit a NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

We have full commercial rights to OPNT003 and have submitted a grant application to the NIH to fund its development to an NDA ready stage. Based on the grant score and summary statements, we believe this grant will be funded.

During the year ended July 31, 2017, we received $17.46 million in milestone and royalty payments under the SWK Agreement. In addition, for the five months ended December 31, 2017, we earned $11.7 million in royalties and milestones directly under the Adapt Agreement. In December 31, 2017, we also received $5.3 million from the exercise of warrants by two stockholders. These payments have increased liquidity in order to provide sufficient working capital for us to continue the advancement of our programs. Lastly, as our Common Stock is now listed on the Nasdaq Capital Market, we will have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means.  We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

Net Profit Interests

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

A summary of the investor agreements is below:

On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized approximately $40 thousand as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 0.5% Investor Interest terminated by its terms. During the five-month period ended December 31,2017, the Company recognized approximately $36 thousand as revenue.

On September 17, 2014, we entered into an agreement with Potomac for additional funding in the amount of $500 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 1.0% interest in our BED Treatment Product and pay Potomac an additional 1.0% of the BED Net Profit in perpetuity. Because the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor had a 60 day option to exchange its entire 1.0% interest for 62,500 shares of our Common Stock. The option expired unexercised. During the five-month period ended December 31,2017, the Company recognized approximately $29 thousand as revenue.

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

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618 thousand, $716 thousand, and $267 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. We will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 606.

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

Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. At December 31, 2017, the Company determined an OORT Net Profit as a result of NARCAN sales by Adapt. There was no OORT Net Profit prior to December 31,

2017. The following table sets forth the royalty payable to certain investors at December 31, 2017:

(in thousands)	Net Profit %	December 31, 2017

Potomac	10.2%	$860
LYL	5.0%	421
Welmers	1.5%	127
Royalty payable at December 31, 2017	16.7%	$1,408

On February 28, 2018, the Company was notified that Adapt has entered into a license agreement with a Third Party (as defined in the Adapt Agreement) with regard to one or more patents pursuant to which Adapt has invoked its right under Section 5.5 of the Adapt Agreement to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to the Company under the Adapt Agreement. As provided in the Net Profit Interest agreements, actual payments to the parties listed above will be reduced accordingly (see Note 17 - Subsequent Events).

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

Licensing Agreement

Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2.5 million of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016, the Company had contributed the full $2.5 million.
The Company recognizes revenue for fees related to participation in the initial development plan and joint development calls as revenue once the fee is received and the Company has performed the required services for the period. During the year ended July 31, 2016, the Company recognized fees approximately $180,000.
The Company also receives payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the five months ended December 31, 2017, the Company recognized royalty and milestone payments of $11.7 million. During the year ended July 31, 2016, the Company received $4.5 million of milestone payments and recognized royalty revenues of approximately $418,000.

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

Sale of Royalties

During the five-month period ended December 31, 2017, we did not recognize any revenue associated with sale of royalties.

Under the SWK Purchase Agreement, we received an upfront purchase price of $13,750,000, less $40,000 of legal fees, and recognized an additional $3,750,000 when certain milestones were achieved during the fiscal year ended July 31, 2017.

During the fiscal year ended July 31, 2017, we recognized proceeds of $17,500,000 as revenue associated with the SWK Purchase Agreement immediately as a result of (i) the executed agreement constituting persuasive evidence of an arrangement, (ii) the Company having no current or future performance obligations, (iii) the total consideration being fixed and known at the time of its execution and there being no rights of return, and (iv) the cash having been received and non-refundable.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations in 2015, 2016 and 2017.

Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, Report, filed on Form 10-KT for the five months ended December 31, 2017 (See Note 3 - Summary of Significant Accounting Policies).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.
Opiant Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Opiant Pharmaceuticals, Inc.
Santa Monica, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Opiant Pharmaceuticals, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017, July 31, 2017 and July 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the five-month transition period ended December 31, 2017 and for each of the two years in the period ended July 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, July 31, 2017 and July 31, 2016 and the results of their operations and their cash flows for the five-month transition period ended December 31, 2017 and for each of the two years in the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2013.
Houston, Texas
March 7, 2018

Opiant Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31, 2017	July 31, 2017	July 31, 2016
Assets
Current assets
Cash and cash equivalents	$8,115,903	$6,872,555	$1,481,393
Accounts receivable	11,696,676	3,750,000	312,498
Prepaid expenses and other current assets	733,328	164,887	62,404
Deferred financing costs	209,042	—	—
Total current assets	20,754,949	10,787,442	1,856,295

Other assets
Computer equipment (net of accumulated depreciation of $6,354 at December 31, 2017, $4,784 at July 31, 2017 and $1,016 at July 31, 2016)	$1,183	$2,753	$6,521
Patents and patent applications (net of accumulated amortization of $10,332 at December 31, 2017, $9,760 at July 31, 2017 and $8,388 at July 31, 2016)	17,118	17,690	19,062
Total assets	$20,773,250	$10,807,885	$1,881,878

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	3,156,992	2,211,971	140,584
Accrued salaries and wages	713,489	1,701,359	3,681,250
Royalty payable	1,408,012	—	—
Note payable	—	—	165,000
Deferred revenue	378,700	253,619	250,000
Total current liabilities	5,657,193	4,166,949	4,236,834

Long-term liabilities
Deferred revenue	2,115,805	2,306,527	2,350,000
Total liabilities	7,772,998	6,473,476	6,586,834

Stockholders' equity (deficit)
Common stock; par value $0.001; 200,000,000 shares authorized;
2,535,766, 2,026,608 and 1,992,433 shares issued and outstanding at December 31, 2017, July 31, 2017 and July 31, 2016, respectively.	2,536	2,026	1,992
Additional paid-in capital	66,223,066	58,937,112	56,478,394
Accumulated deficit	(53,225,350)	(54,604,729)	(61,185,342)
Total stockholders' equity (deficit)	13,000,252	4,334,409	(4,704,956)
Total liabilities and stockholders' equity (deficit)	$20,773,250	$10,807,885	$1,881,878
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the Five Months Ended December 31,	For the Years Ended July 31,
	2017	2017	2016
Revenues
Royalty and licensing revenue	$11,696,676	$18,406,142	$5,097,595
Treatment investment revenue	65,641	39,854	4,800,000
Total Revenue	11,762,317	18,445,996	9,897,595

Operating expenses
General and administrative	5,887,135	6,530,533	14,509,400
Research and development	2,486,514	3,171,599	2,808,757
Royalty expenses	1,408,012	—	—
Selling expenses	438,625	1,651,099	317,917
Total operating expenses	10,220,286	11,353,231	17,636,074

Income (loss) from operations	1,542,031	7,092,765	(7,738,479)

Other income (expense)
Interest income (expense), net	10,401	19,966	(11,890)
Gain (loss) on foreign exchange	10,027	18,356	(63,887)
Loss on settlement of liability	(13,917)	—	—
Total other income (expense)	6,511	38,322	(75,777)

Income (loss) before provision for income taxes	1,548,542	7,131,087	(7,814,256)

Provision for income taxes	169,163	550,474	—

Net income (loss)	$1,379,379	$6,580,613	$(7,814,256)

Income (loss) per share of common stock:
Basic	$0.66	$3.27	$(4.09)
Diluted	$0.31	$2.94	$(4.09)
Weighted average common stock outstanding
Basic	2,077,663	2,014,540	1,910,489
Diluted	4,393,138	2,235,851	1,910,489
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at July 31, 2015	1,841,866	$1,842	$44,982,519	$(53,371,086)	$(8,386,725)

Stock issued upon the exercise of options	15,715	15	(15)	—	—

Stock issued for services	134,852	135	1,185,344	—	1,185,479

Stock based compensation from issuance of options	—	—	10,310,546	—	10,310,546

Net loss	—	—	—	(7,814,256)	(7,814,256)

Balance at July 31, 2016	1,992,433	$1,992	$56,478,394	$(61,185,342)	$(4,704,956)

Reconciling adjustment to record shares issued in prior year for the conversion of debt into common stock in relation to 1:100 reverse stock split	6,228	6	(6)	—	—

Stock issued for services	27,947	28	190,399	—	190,427

Stock based compensation from issuance of options	—	—	1,277,139	—	1,277,139

Stock based compensation from issuance of warrants	—	—	229,360	—	229,360

Forgiveness of related party debt	—	—	761,826	—	761,826

Net income	—	—	—	6,580,613	6,580,613

Balance at July 31, 2017	2,026,608	$2,026	$58,937,112	$(54,604,729)	$4,334,409

Cashless exercise of options	145,630	146	(146)	—	—

Exercise of warrants	356,790	357	5,292,519	—	5,292,876

Stock issued as settlement of liability	6,738	7	213,910	—	213,917

Stock based compensation from issuance of options	—	—	1,779,671	—	1,779,671

Net income	—	—	—	1,379,379	1,379,379

Balance at December 31, 2017	2,535,766	$2,536	$66,223,066	$(53,225,350)	$13,000,252
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Five Months Ended	For the Years Ended
	December 31, 2017	July 31, 2017	July 31, 2016
Cash flows provided by (used in) operating activities
Net income (loss)	$1,379,379	$6,580,613	$(7,814,256)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,142	5,140	2,389
Issuance of common stock for services		190,427	1,185,479
Stock based compensation from issuance of options	1,779,671	1,277,139	10,310,546
Loss on settlement of liability	13,917	—	—
Stock based compensation from issuance of warrants	—	229,360	—
Note payable issued for services	—	—	165,000
Changes in assets and liabilities:
Accounts receivable	(7,946,676)	(3,437,502)	(312,498)
Prepaid expenses and other current assets	(568,441)	(102,483)	(29,261)
Accounts payable and accrued expenses	1,145,021	2,071,387	(174,876)
Accrued salaries and wages	(987,870)	(1,218,065)	552,190
Royalty payable	1,408,012	—	—
Deferred revenue	(65,641)	(39,854)	(4,800,000)
Net cash provided by (used in) operating activities	(3,840,486)	5,556,162	(915,287)
Cash flows used in investing activities
Purchase of property, plant and equipment	—	—	(7,537)
Net cash used in financing activities	—	—	(7,537)
Cash flows provided by (used in) financing activities
Proceeds from warrant exercise	5,292,876	—	—
Deferred financing costs	(209,042)	—	—
Proceeds from related parties notes payable	—	—	151,191
Payments to related parties on notes payable	—	—	(281,191)
Repayment of note payable	—	(165,000)	—
Investment received in exchange for royalty agreement	—	—	2,100,000
Cash provided by (used in) financing activities	5,083,834	(165,000)	1,970,000
Net increase in cash and cash equivalents	1,243,348	5,391,162	1,047,176
Cash and cash equivalents, beginning of period	6,872,555	1,481,393	434,217
Cash and cash equivalents, end of period	$8,115,903	$6,872,555	$1,481,393

Supplemental disclosure
Interest paid during the period	$—	$4,828	$78,865
Taxes paid during the period	$619,225	$—	$—

Non-Cash Financing Transactions
Cashless exercise of options	$146	$—	$15
Issuance of common stock as settlement of liability	$200,000	$—	$—
Forgiveness of related party of debt	$—	$761,826	$—
Reconciling adjustment to record shares issued in prior year for the conversion of debt into common stock and rounding in relation to 1-for-100 reverse stock split	$—	$6	$—

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the five months ended December 31, 2017 and for the years ended July 31, 2017 and 2016

Note 1.    Organization and Basis of Presentation
Opiant Pharmaceuticals, Inc. (the “Company”), a Nevada corporation, is a specialty pharmaceutical company which develops pharmacological treatments for addictions and related disorders based on its expertise using opioid antagonists. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN®.
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

On December 8, 2017, the Board of Directors, acting pursuant to Section 5.1 of the Company’s Bylaws, approved a resolution changing the Company’s fiscal year-end from July 31 to December 31. The Company made this change to align its fiscal year end with other companies within its industry. This Form 10-KT is intended to cover the period August 1, 2017 through December 31, 2017 ("Transition Period"). Subsequent to this, the Company's Form 10-KT will cover the calendar year January 1 to December 31.

Note 2.    Liquidity and Financial Condition

The Company had net income of $1.4 million for the five months ended December 31, 2017 and has an accumulated deficit of $53.2 million at December 31, 2017. The Company has $15.1 million of working capital at December 31, 2017 and used $3.8 million of cash in its operating activities during the five months ended December 31, 2017. The Company has financed its operations primarily through non-equity cash investments by a number of investors, in exchange for an interest in any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product ("OORT") (see Note 8 – Deferred Revenue). In addition, during the five months ended December 31, 2017, the Company issued equity as a result of exercise by two stockholders of certain warrants and in exchange received $5.3 million in proceeds.

In December 2014, the Company and Adapt Pharma Operations Limited ("Adapt") entered into a license agreement (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to the Company. Pursuant to the Adapt Agreement, Adapt received from the Company a global license to develop and commercialize OORT.

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt of NARCAN or any other Product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000 (the "Capped Royalty Amount"), if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Purchase Agreement, the Company received an upfront purchase price of

$13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 after the Earn Out Milestone was achieved during the first two calendar quarters in 2017.

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Purchase Agreement has been met. Consequently, the Company recognized 90% of the milestone payments and royalties earned during the five months ended December 31, 2017, after the Capped Royalty Amount was met, amounting to $11,696,676 (see Note 5 - Accounts Receivable).

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $8.1 million, $6.9 million and $1.5 million at December 31, 2017, July 31, 2017 and July 31, 2016, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85,000 by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.
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

The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the five months ended December 31, 2017 and the years ended July 31, 2017 and 2016. At December 31, 2017 and July 31, 2016, 100% of the Company's accounts receivable was concentrated with one party, Adapt. At July 31, 2017, 100% of the Company's account receivable was concentrated with one party, SWK (see Note 5 - Accounts Receivable).

Long-Lived Assets
The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to7 years). The Company’s capitalizes all asset purchases greater than $2,500 having a useful life greater than one year. The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight-line method over their estimated useful lives (20 years). The Company recorded depreciation and amortization of $2,142 for the five months ended December 31, 2017 and $5,140 and $2,389 for the years ended July 31, 2017 and July 31, 2016, respectively.

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

At July 31, 2016, dilutive common stock equivalents have not been included because it would be anti-dilutive. The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, as of December 31, 2017 and July 31, 2017, respectively:

	Five Months Ended December 31, 2017			For the Year Ended July 31, 2017
	Net Income	Weighted Average Common Shares Outstanding	Per Share $	Net Income	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Net income attributable to common stock	$1,379,379	2,077,663	$0.66	$6,580,613	2,014,540	$3.27

Effect of dilutive securities
Stock option and warrants	—	2,315,475	—	—	221,311	—

Diluted:
Net income attributable to common stock and assumed conversions	$1,379,379	4,393,138	$0.31	$6,580,613	2,235,851	$2.94

Research and Development Costs
The Company follows ASC 730, Research and Development, and expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation

Foreign Currency Translation
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

The Company had stock-based compensation of $1.8 million for the five months ended December 31, 2017 and $1.7 million and $11.5 million for the years ended July 31, 2017 and 2016, respectively.
Fair Value of Financial Instruments
ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1)market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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
The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and note payable. The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.
As of December 31, 2017, July 31, 2017 and July 31, 2016, the Company did not have any financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.
Related Parties
The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balances as of December 31, 2017, July 31, 2017 and July 31, 2016 were zero. The Company uses office space free of charge from related parties (see Note 4 - Related Party Transactions).

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

Licensing Agreement
Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN. In exchange for licensing its treatment, the Company received a nonrefundable, upfront license fee of $500,000 in December 2014. The Company also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue.

In addition, pursuant to the Adapt Agreement, the Company is required to contribute $2.5 million of development, regulatory and commercialization costs, some of which was credited for costs incurred by the Company prior to the execution of the Adapt Agreement. At July 31, 2016, the Company had contributed the full $2.5 million.
The Company recognizes revenue for fees related to participation in the initial development plan and joint development calls as revenue once the fee is received and the Company has performed the required services for the period. During the year ended July 31, 2016, the Company recognized fees approximately $180,000.
The Company also receives payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the five months ended December 31, 2017, the Company recognized royalty and milestone payments of $11.7 million. During the year ended July 31, 2016, the Company received $4.5 million of milestone payments and recognized royalty revenues of approximately $418,000.
Interest in Treatments
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

Sale of Royalties

Under the SWK Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees, and recognized an additional $3,750,000 when certain milestones were achieved during the fiscal year ended July 31, 2017.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The Company has evaluated the impact and timing of the adoption of ASU 2016-18 and has concluded it will not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for the first quarter of tax year 2018; however, early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, Update 2016-15 becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the provisions of Update 2016-15 and expects that it will have no impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning December 15, 2016, and interim periods within those fiscal years. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The guidance provided an entity-wide accounting policy election to account for forfeitures as they occur. The Company has elected to record forfeitures as they occur. The Company has evaluated all requirements of the new guidance and has determined that there is no impact to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Though the Company does not expect the standard to impact its current leases, the Company currently believes the most significant changes will be related to the recognition of any new right-of-use assets and lease liabilities that may be recorded on the Company's balance sheet in the future.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2017-17") to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted the provisions of Update 2016-15 and determined that there is no impact on its consolidated financial statements.

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

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of ASU 2014-09, the Company does not expect a material impact on its consolidated financial statements.

The Company will adopt ASU 2014-09 in the first quarter of 2018 and will apply the modified retrospective approach. Since the Company's primary source of revenues is the achievement of royalty and milestones which are recognized when earned, the Company does not expect the impact on its consolidated financial statements to be material.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 4.    Related Party Transactions
The Company uses office space provided by Dr. Michael Sinclair, the Chairman of the Board and Dr. Phil Skolnick, the Company’s Chief Scientific Officer, free of charge. In addition, the Company used office space provided by Kevin Pollack, the Company’s former Chief Financial Officer, free of charge, prior to his departure in September of 2017.

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
Note 5.     Accounts Receivable

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Agreement has been met (see Note 2 - Liquidity and Financial Condition). As a result, 90% of any succeeding milestone payments and royalties due from Adapt will revert to the Company while the remaining 10% will be paid to SWK. As of December 31, 2017, the Company recognized accounts receivable of $11,696,676, which is equivalent to 90% of the milestone payments and royalties earned during the five months ended December 31, 2017.

The Company had accounts receivable of $3,750,000 as of July 31, 2017, with the entire amount being related to the Earn Out Milestone from SWK. As provided under the Company’s agreement with SWK, the Company was to receive a milestone payment in the amount of $3,750,000 if Adapt had received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN®. This milestone was achieved as of July 31, 2017, therefore the Company recorded the $3,750,000 as an account receivable, with the actual cash payment being received by the Company on August 9, 2017.

The Company had accounts receivable of $312,498 as of July 31, 2016, which consisted entirely of NARCAN® royalties due to the Company from Adapt.

Note 6.     Prepaid Expenses and Other Current Assets

As of December 31, 2017, the Company had approximately $0.7 million recorded as prepaid expenses and other current assets. Approximately $0.4 million was related to a deposit made by the Company to Renaissance Lakewood, LLC ("Renaissance") (see Note 10 - Commitments) in August 2017. Per the terms of its agreement with Renaissance, the Company was obligated to make this deposit to fund the initial costs of the product development work to be performed by Renaissance on behalf of the Company. As of December 31, 2017, no work had been performed, nor had any costs been incurred, in relation to this project.

During the five months ended December 31, 2017, the Company purchased approximately $0.1 million of research and development supplies related to the above referenced product development work being performed by Renaissance. As provided under the agreement with Renaissance, the Company is obligated to pay for all supplies and materials that are needed to complete this product development work. These supplies were delivered on October 16, 2017 and approximately $25 thousand in supplies having been used as of December 31, 2017. The remaining balance consists primarily of prepaid expenses such as rent, insurance, and software licenses.

The Company had recorded approximately $0.2 million and $0.1 million as prepaid expenses and other current assets at July 31, 2017 and 2016, respectively. The balances at July 31, 2017 and July 31, 2016 consist primarily of prepaid expenses such as rent, insurance, and software licenses.

Note 7.     Deferred Financing Costs

During the five months ended December 31, 2017, the Company incurred approximately $0.2 million of legal, accounting, and filing fees related to the Company's current fund raising efforts. These expenses will be offset against the future proceeds from the Company's next financing. The Company recorded the $0.2 million as deferred financing costs as of December 31, 2017.

Note 8.    Deferred Revenue
On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor had a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. During the five months ended December 31, 2017 and the year ended July 31, 2017, the Company recognized approximately $36 thousand and $39.9 thousand of revenue relating to the agreement, respectively.

On May 15, 2014, the Company entered into an agreement and subsequently received funding from an investor, Ernst Welmers, in the amount of $300 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.5%interest (the “2014 1.5% Investor Interest”) in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 2014 1.5% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. If the Opioid Overdose Reversal Treatment Product was not approved by the FDA by May 15, 2016, the investor would have had a 60-day option to exchange its 2014 1.5% Investor Interest for 37,500 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result, the investor did not realize the option to exchange its 2014 1.5% Investor Interest for shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $300 thousand as revenue because the investor’s option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.
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

On September 9, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.98% interest in the OORT Net Profit (the “September 2014 0.98%Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to the 0.98% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the September 2014 0.98% Investor Interest (i) within 2.5 years or (ii) after 2.5 years, but no later than four years, of the September 9, 2014 initial investment date, at a price equal to two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If the Opioid Overdose Reversal Treatment Product was not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed within 24 months of the September 9, 2014 initial investment date, the investor would have had a 60-day option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015 and, as a result, the investor did not realize the option to exchange the September 2014 0.98% Interest for 50,000 shares of Common Stock of the Company. During the year ended July 31, 2016, the Company recognized $500 thousand as revenue because the option to receive the shares of Common Stock terminated by its terms, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by September 17, 2017, the investor will have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on straight-line basis over the expected completion date. During the five months ended December 31, 2017, the Company recognized approximately $29,400 of revenue related to this agreement. The Company recognized no revenue for the fiscal years ended July 31, 2017 and 2016.

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

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. As of December 31, 2017, no revenue had been recognized in relation to this agreement.

On September 22, 2015, the Company received a $1.6 million commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “ 2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of approximately $618 thousand , $715.5 thousand, and $266.5 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash. As of December 31, 2017, no revenue had been recognized in relation to this agreement.

On December 8, 2015, the Company entered into an agreement with an investor, Potomac, to receive $500 thousand for use by the Company for any purpose, which $500 thousand was invested by December 18, 2015. In exchange for this funding, the Company granted the investor a 0.75% interest in the OORT Net Profit (the “0.75% Investor Interest”) generated from the Opioid Overdose Reversal Treatment Product in perpetuity. The investor also has rights with respect to its 0.75% Investor Interest if the Opioid Overdose Reversal Treatment Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 0.75% Investor Interest, from the investor (i) within 2.5 years or (ii) after 2.5 years , but no later than four years , of the December 8, 2015 initial investment date, at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. Such buyback can be for a portion of the 0.75% Investor Interest rather than for the entire interest. The investor also had an option to invest an additional $1.0 million by February 29, 2016 for use by the Company for any purpose in exchange for a 1.50% interest in the OORT Net Profit. If such investment were made, then the investor also would have rights with respect to its 1.50% interest if the Opioid Overdose Reversal Treatment Product was sold or the Company was sold. This investor option expired unexercised. During the year ended July 31, 2016, the Company recognized $500 thousand as revenue because the investment did not contain any option to exchange the 0.75% Investor Interest for shares of Common Stock of the Company, and the research and development work related to the Opioid Overdose Reversal Treatment Product was completed as of July 31, 2016.

The following is a summary of the Company’s deferred revenue activity for the five months ended December 31, 2017 and the years ended July 31, 2017 and 2016:

(in thousands)	OORT	BED	Other Opioid Treatments	Total
Balance as of July 31, 2016	$—	$1,000	$1,600	$2,600
Recognized as revenue	—	(39)	—	(39)
Balance as of July 31, 2017	—	961	1,600	2,561
Recognized as revenue	—	(66)	—	(66)
Balance as of December 31, 2017	$—	$895	$1,600	$2,495

As of December 31, 2017, the Company had recorded approximately $379 thousand of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. The remaining $2.1 million was recorded as a long-term liability as of December 31, 2017, as detailed in the following table:

(in thousands)	OORT	BED	Other Opioid Treatments	Total
Current portion	$—	$379	$—	$379
Long-term portion	—	516	1,600	2,116
Total	$—	$895	$1,600	$2,495

Note 9.     Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. At December 31, 2017, the Company determined an OORT Net Profit as a result of NARCAN sales by Adapt. There was no OORT Net Profit prior to December 31, 2017. The following table sets forth the royalty payable to certain investors at December 31, 2017:

(in thousands)	Net Profit %	December 31, 2017

Potomac	10.2%	$860
LYL	5.0%	421
Welmers	1.5%	127
Royalty payable at December 31, 2017	16.7%	$1,408

On February 28, 2018, the Company was notified that Adapt has entered into a license agreement with a Third Party (as defined in the Adapt Agreement) with regard to one or more patents pursuant to which Adapt has invoked its right under Section 5.5 of the Adapt Agreement to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to the Company under the Adapt Agreement. As provided in the Net Profit Interest agreements, actual payments to the parties listed above will be reduced accordingly (see Note 17 - Subsequent Events).

Note 10. Commitments and Contingencies
The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

a.
On December 18, 2014, the Company entered into a consulting agreement (the "2014 Agreement") with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide financial advisory services with regard to a licensing agreement. In exchange for these services, the Company incurred fixed fees of $225 thousand during the years ended July 31, 2016. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company in excess of $3.0 million, in perpetuity. Total fees incurred by the Company to this consultant pursuant to this agreement during the fiscal year ended July 31, 2017 amounted to approximately $963.6 thousand, as compared to approximately $318 thousand during fiscal year 2016.

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

On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017. The Company also paid Torreya approximately $240.6 thousand in cash in September 2017 as payment for fees owed. On December 22, 2017, the Company issued 3,455 shares as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $24.95 per share, or approximately $81 thousand in the aggregate, which represents the closing price of the Company's Common Stock on December 22, 2017. The Company also paid Torreya $100 thousand in cash in cash in December 2017 as payment for fees owed.

Both the $200 thousand of fees paid via the issuance of Common Stock and the $340.6 thousand of fees paid in cash had been recorded as accrued liabilities as of July 31, 2017.

During the five-month period ended December 31, 2017, the Company incurred approximately $439 thousand in aggregate fees related to Torreya. As of December 31, 2017, the Company has an accrued liability of $639 thousand owed to Torreya.

b.
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $85.1 thousand. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of approximately $83.3 thousand. The Company expensed the entire $83.3 thousand as non-cash expense during the fiscal year ended July 31, 2017. There were no share issuances, nor any expenses incurred, by the Company in relation to this LOI during the five months ended December 31, 2017.

c.
In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research ("Walter Reed"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. During the five months ended December 31, 2017, the Company paid $60 thousand in cash to Walter Reed, of which $50 thousand was a non-recurring "execution" fee and the remaining $10 thousand was the minimum annual royalty for the period of September 2017 through August 2018. The $10 thousand minimum annual royalty was recorded as a prepaid expense and is being expensed at the rate of $833 per month, beginning in September 2017 and ending in August 2018.

d.
On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and will end on August 31, 2018. The monthly rent for August 2017 was $5,000 with recurring monthly rent initially at $9,000, plus any related operating expenses and taxes. On December 1, 2017, the Company added additional space to the sublease increasing monthly rent for the duration of term from $9,000 to $11,700. Commencing September 1, 2017, the Company's headquarters are located at this location.

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

During the five months ended December 31, 2017, the Company incurred approximately $150 thousand of rent expense and approximately $123 thousand and $24 thousand during the years ended July 31, 2017 and 2016, respectively.

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

As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the five months ended December 31, 2017, the Company recorded $150 thousand in expense associated with the License Agreement. For the year ended July 31, 2017, the Company recorded $200 thousand in expense associated with the License Agreement.
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

g.
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. During the five months ended December 31, 2017, the Company made a payment of approximately $418 thousand to Renaissance (see Note 6 - Prepaid Expenses and Other Current Assets).

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

During the five months ended December 31, 2017, the Company paid Mr. Pollack approximately $1.61 million in cash pursuant to the terms of the Separation Agreement. In addition, as of December 31, 2017, the Company has recorded an accrued liability of approximately $962 thousand, which represents the amount the Company must pay to Mr. Pollack no later than September 14, 2018.

Contingencies

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. If any legal matter, that may arise, were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s would reflect any potential claim in the consolidated financial statements for that reporting period.

Note 11. Note Payable

On June 21, 2016, the Company entered into a settlement and release agreement with a former advisor, pursuant to which, in exchange for prior advisory services provided to the Company in full under an advisory services agreement dated on or about September 17, 2012, the Company has agreed to pay the $165,000 amount owed to the advisor for the past services rendered by issuing a promissory note which is subject to interest at 6% per annum and secured by 22,916 shares of the Company’s Common Stock. On December 12, 2016, the Company repaid the entire $165,000 principal balance plus $4,828 of accrued and unpaid interest. On June 27, 2017, the 22,916 shares that were being held in escrow as collateral were canceled, as the Company had fully satisfied the terms of this promissory note when payment in full was remitted to the note holder on December 12, 2016. There was no balance related to this agreement at December 31, 2017 and July 31, 2017.

Note 12. Stockholder's Equity
Common Stock
During the five months ended December 31, 2017
During the five months ended December 31, 2017, the Company issued 145,630 shares of its Common Stock in relation to the cashless exercise of stock options that were granted outside of the Company's 2017 Long-Term Incentive Stock Plan (the "2017 Plan"). These options were for 217,500 shares of Common Stock with an exercise prices between $5.00 and $15.00 per share.
During the five months ended December 31, 2017, the Company issued 345,000 shares of its Common Stock in relation to the exercise of stock purchase warrants with an exercise price of $15.00 per share for total proceeds of $5,175,000.
During the five months ended December 31, 2017, the Company issued 11,790 shares of its Common Stock in relation to the exercise of stock purchase warrants, with an exercise price of $10.00 per share. The Company received proceeds of $57,900 relating to the warrant exercises during the five months ended December 31, 2017 and the balance of $60,000 on January 16, 2018.
On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya. These shares were issued as payment in full for a $100 thousand accrued liability owed by the Company to Torreya pursuant to that certain Supplemental Engagement Letter between the Company and Torreya, dated September 8, 2017 (the "Supplemental Engagement Letter"). The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017. The Company recognized a loss on the settlement of the accrued liability of $33 thousand.
On December 22, 2017, the Company issued 3,455 shares of its Common Stock to Torreya. These shares were issued as payment in full for a $100 thousand accrued liability owed by the Company to Torreya pursuant to that certain Supplemental Engagement Letter between the Company and Torreya, dated September 8, 2017 (the "Supplemental Engagement Letter"). The Company valued these shares at $24.95 per share, or approximately $81 thousand in the aggregate, which represents the closing price of the Company's Common Stock on December 22, 2017. The Company recognized a gain on the settlement of the liability of $19 thousand.
During the year ended July 31, 2017

During the year ended July 31, 2017, the Company issued 2,875 unregistered shares of the Company’s Common Stock to consultants in exchange for services provided by the consultants. The shares issued were valued using the stock price on the issuance date, ranging from $7.52 to $7.75. The Company recorded a non-cash expense of $22,051.

During the year ended July 31, 2017, the Company issued 25,072 shares of unregistered Common Stock pursuant to the LOI described in Note 10 – Commitments. Per the terms of the LOI, the Company was obligated to issue these shares on the one year anniversary of the LOI and upon the one year anniversary of receipt, by the Company, of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN® (naloxone hydrochloride) Nasal Spray, in the U.S. The shares issued in this transaction were valued using the stock price on the issuance dates ranging from $5.94 to $7.75 per share. The Company recorded the aggregate fair value of $168,376 as non-cash expense during the year ended July 31, 2017.

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

During the year ended July 31, 2016
During the year ended July 31, 2016, the Company issued, in aggregate, 120,525 shares of unregistered Common Stock in exchange for various services rendered by consultants and third parties. The shares issued in these transactions were valued using the stock price at each issuance date and totaled $1.1 million.
During the year ended July 31, 2016, the Company issued 14,327 shares of the unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to $120,347. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares have been issued as of December 31, 2017 due to achievement of certain milestones.
During the year ended July 31, 2016, the Company issued 15,715 shares of unregistered Common Stock as a result of the cashless exercise of 30,000 options.
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

The assumptions used in the valuation for all of the Pre-2017 Non-Qualified Stock Options for the five months ended December 31, 2017 and for the years ended July 31, 2017 and 2016 were as follows:

	December 31, 2017	July 31, 2017	July 31, 2016
Market value of stock on measurement date	$36.79	$5.61 to 13.00	$7.00 to 10.00
Risk-free interest rate	1.47%	0.88-2.55%	0.71-2.05%
Dividend yield	0%	0%	0%
Volatility factor	96%	76-348%	124-373%
Term	2.12 years	2.28-10 years	3-10 years

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the five months ended December 31, 2017 and the years ended July 31, 2017 and July 31, 2016 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,157,500	9.42	7.58
Granted	1,507,500	7.38
Exercised	(30,000)	5.00
Outstanding at July 31, 2016	4,635,000	8.79	7.39	$2,731,250
Granted	320,000	9.38
Expired	(5,000)	10.00
Forfeited	(1,180,000)	11.03
Outstanding at July 31, 2017	3,770,000	8.13	6.87	$19,139,625
Exercised	(217,500)	10.22
Forfeited	(572,000)	11.51
Outstanding at December 31, 2017	2,980,500	7.33	7.06	$46,606,210
Exercisable at December 31, 2017	2,691,598	7.12	6.92	$42,659,151

A summary of the status of the Company's non-vested Pre-2017 Non-Qualified Stock Options as of December 31, 2017 and changes during the five months ended December 31, 2017 and the years ended July 31, 2017 and 2017 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value
July 31, 2015	37,500	3.85
Granted	1,507,500	$7.06
Vested	(1,454,167)	7.00
Non-vested at July 31, 2016	90,833	$7.27
Granted	320,000	7.70
Vested	(70,962)	6.70
Non-vested at July 31, 2017	339,871	$7.93
Granted	—	—
Vested	(50,969)	9.29
Non-vested at December 31, 2017	288,902	$7.87

During the five months ended December 31, 2017, the Company recognized approximately $0.6 million of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. During the years ended July 31, 2017 and July 31, 2016 the Company recognized approximately $1.3 million and $10.3 million, respectively, of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. At December 31, 2017, there was $1.1 million of unrecognized compensation costs related to non-vested stock options.
The 2017 Plan

The assumptions used in the valuation of options granted under the 2017 Plan during the five months ended December 31, 2017 are as follows:

Five Months Ended 12/31/17
Market value of stock on measurement date	$18.16 to $49.93
Risk-free interest rate	2.06 % to 2.47%
Dividend yield	—%
Volatility factor	324% to 329%
Term	10.00

Stock option activity for options granted under the 2017 Plan during the five months ended December 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at July 31, 2017 and 2016	—
Total Options authorized	400,000
Granted	(214,000)	$37.62
Expired	—
Forfeited	40,000	$49.93
Options available at December 31, 2017	226,000
Outstanding at December 31, 2017	174,000	$34.78	9.71	$14,430
Exercisable at December 31, 2017	—

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of December 31, 2017 and changes during the five months ended December 31, 2017 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at July 31, 2017 and 2016	—
Granted	214,000	$37.62
Forfeited	(40,000)	49.93
Non-vested at December 31, 2017	174,000	34.78

During the five months ended December 31, 2017, the Company recognized approximately $1.2 million of non-cash expense related to vested options granted during this period. As of December 31, 2017, there was approximately $4.8 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants
Warrant activity for the five months ended December 31, 2017 and the years ended July 31, 2017 and 2016 is presented in the table below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	1,338,552	$19.53	3.55
Expired	(123,167)	35.55
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	$—
Granted	45,000	10.00
Expired	(166,585)	$46.37
Forfeited	(325,000)	15
Outstanding at July 31, 2017	768,800	$12.50	3.04	$1,184,000
Exercised	(356,790)	14.83
Forfeited	(55,000)	$15.00
Outstanding at December 31, 2017	357,010	$9.78	5.57	$4,708,020

Note 13. Sale of Royalties

On December 13, 2016, the Company entered into the SWK Agreement with SWK pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement of NARCAN or any other intranasal naloxone opioid overdose reversal treatment, up to (i) $20,625,000 million and then the Residual Royalty thereafter or (ii)$26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK will receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK will receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK will receive 3.93% of all Royalties after such date. Under the Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees at Closing, and will receive an additional $3,750,000 if the Earn Out Milestone is achieved (the “Purchase Price”). The Purchase Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the Purchase Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the Purchase Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the Purchase Agreement is held not to be a sale. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the Purchase Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the Purchase Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Purchase Agreement.

During the fiscal year ended July 31, 2017, the Company recognized $17.46 million as revenue because (i) the executed agreement constituted persuasive evidence of an arrangement, (ii) the Company had no current or future performance obligations, (iii) the total consideration was fixed and known at the time of its execution and there were no rights of return, (iv) the $13.71 million cash proceeds received in December 2016 were non-refundable, and (v) the $3,750,000 million Earn Out Milestone that was accrued as an account receivable as of July 31, 2017, and subsequently paid to the Company on August 9, 2017, was earned as of July 31, 2017.

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK agreement has been met. After December 31, 2017, SWK's share of the royalty and milestone payments are reduced to 10% of amounts earned from Adapt.

Note 14. Potomac Amendment

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

In consideration for Potomac entering into the Potomac Amendment, the Company has agreed to pay Potomac, within 15 business days of the Potomac Effective Date, $159,500. The Company recorded the $159,500 payment to Potomac as a non-recurring general and administrative expense during the year ended July 31, 2017.

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

Note 15. Income Taxes
The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2017, the Company had federal and state net operating loss carry forwards, which are available to offset future taxable income, of 2,869,510. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant NOLs. All of the Company's income tax years remained open for examination by taxing authorities. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	December 31, 2017	July 31, 2017	July 31, 2016
Net loss before taxes at statutory rate	$919,111	$2,992,311	$(3,242,916)
Permanent items	4,056	5,828	1,764
Temporary items	(698,380)	385,910	4,770,850
Income tax expense at statutory rate	224,787	3,384,049	1,529,698
Valuation allowance	(55,624)	(2,833,575)	(1,529,698)
Income tax expense per books	$169,163	$550,474	$—

Net deferred tax assets consist of the following components as of:

	December 31, 2017	July 31, 2017	July 31, 2016
Net operating loss carryover at statutory rate	$2,869,510	$4,936,604	$10,063,523
Stock-based compensation expense	7,404,037	9,922,093	9,217,868
Fixed asset depreciation	(292,140)	(2,470)	—
Total	$9,981,407	$14,856,227	$19,281,391

Valuation allowance	$(9,981,407)	$(14,856,227)	$(19,281,391)
Net deferred tax asset	$—	$—	$—

The Company had no uncertain tax positions at December 31, 2017, July 31, 2017 or July 31, 2016.
On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the "Act") was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%. In connection with the Company’s initial analysis of the impact of the Tax Act, no discrete net tax benefit or expense in the period ended December 31, 2017 is recorded. This is primarily due to the change in valuation allowance offsets a net benefit or expense for the corporate rate reduction.

Note 16.     Comparative Financials (Unaudited)

The condensed consolidated income statement of operations for the five months ended December 31, 2016 is as follows:

For the Five-Month Period Ended
(in thousands)	December 31, 2016
(unaudited)
Revenue:
Royalty and licensing revenue	$14,831
Total revenue	14,831
Operating expenses:
General and administrative	1,854
Research and development	709
Selling expenses	730
Total operating expenses	3,293
Income from operations	11,538
Other expense, net	(23)
Income before provision of income taxes	11,515
Provision for income taxes	—
Net income	$11,515

Net income per common share
Basic	$6
Diluted	$5.21

Note 17.     Subsequent Events
On January 4, 2018, the Company granted options to several employees to purchase, in aggregate, 57,050 shares of the Company’s Common Stock at an exercise price of $24.84 per share, which represents the per share closing price of the

Company’s Common Stock on the date of grant. These options were issued under the 2017 Plan and has a ten year term. The option vests as follows: 25% on the one year anniversary of the grant date and then 1/48th of the option shares vest on such date every month thereafter through the fourth anniversary of the grant date.
On February 27, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN 2 mg/spray Nasal Spray before the expiration of U.S. Patent No. 9,480,644 (the “‘644 patent”) and U.S. Patent No. 9,707,226 (the “‘226 patent”). The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication (commonly known as the “Orange Book”) and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable. The Company and Adapt are evaluating Teva’s Notice Letter.
On February 27, 2018, the Company was issued a Notice of Allowance ("NOA") for the “OPIANT” trademark (Serial No. 87315716) for pharmaceutical services. The issue date of the NOA establishes the due date for the filing of a Statement of Use ("SOU") or a request for extension of time to file a SOU. Every six months for the next five years, the Company will assess whether it has proof that it is actually using the mark in commerce, or whether it needs to file a request for extension of time to file the SOU.
On February 28, 2018, the Company was notified that Adapt has entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt has invoked its right under Section 5.5 of that certain License Agreement, dated as of December 15, 2014 (the “Initial License Agreement”), by and between the Company and Adapt, as amended (the “License Agreement”), to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to the Company under the License Agreement. To the extent that the license agreement which Adapt has entered into with the Third Party requires additional payments which fall under the scope of Section 5.5 of the License Agreement, Adapt may seek from the Company future payment offsets of up to 50% of such amounts that Adapt pays to such Third Party. In accordance with the Adapt Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without the consent of the Company. The Company is not currently aware of any potential future offset payments. Under the License Agreement, royalty or milestone payments for a calendar quarter are payable from Adapt to the Company, and Adapt may not deduct more than 50% of the amount payable for that calendar quarter. The Company has not been given access to the license agreement between Adapt and the Third Party and Adapt may not give the Company notice of any future offset payments until they are incurred. On March 1, 2018, the Company received net milestone payments of $6.1 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Transition Report on Form 10-KT, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, with the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this transition report.
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the five-month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the five month covered by this Transition Report on Form 10-KT.
Item 11.  Executive Compensation.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the five-month period covered by this Transition Report on Form 10-KT.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the five-month period covered by this Transition Report on Form 10-KT.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the five-month period covered by this Transition Report on Form 10-KT.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the five-month period covered by this Transition Report on Form 10-KT.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit
Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated October 2, 2017, between Opiant Pharmaceuticals, Inc., a Nevada corporation, and Opiant Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 6, 2017).

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

10.1+
License Agreement, dated as of December 15, 2014, by and between the Company and Adapt Pharma Operations Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2018).

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

10.5+
License Agreement, dated as of June 22, 2017, by and between the Company and Aegis Therapeutics, LLC (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

10.6+
Supply Agreement, dated as of June 22, 2017, by and between the Company and Aegis Therapeutics, LLC (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

10.7+
Research and Development Agreement, dated as of July 14, 2017, by and between the Company and Renaissance Lakewood, LLC (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

10.8+
Purchase and Sale Agreement, dated as of December 13, 2016, by and between the Company and SWK Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.9+†
Separation Agreement and General Release, dated as of September 5, 2017, by and between the Company and Kevin Pollack (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

10.10†
Employment Agreement, dated as of January 11, 2018, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018).

10.11†
Employment Agreement Acknowledgement, dated as of March 31, 2017, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

10.12†
Employment Agreement, dated as of January 11, 2018, by and between the Company and Dr. Phil Skolnick (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018).

10.13†
Employment Agreement, dated as of January 11, 2018, by and between the Company and David O'Toole (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2018).

10.14†
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

10.16†
Director Agreement, dated as of May 5, 2016, by and between the Company and Dr. Gabrielle Silver (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2016).

10.17†
Director Agreement, dated as of November 4, 2016, by and between the Company and Thomas T. Thomas (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

10.18†
Senior Advisor Agreement, dated as of January 22, 2013, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.19†
First Amendment to Senior Advisor Agreement, dated as of February 24, 2015, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.20†
Second Amendment to Senior Advisor Agreement, dated as of March 19, 2015, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2017).

10.21†
Third Amendment to Senior Advisor Agreement, dated as of March 13, 2017, by and between the Company and Brad Miles (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 14, 2017).

10.22
Sublease, effective as of August 1, 2017, by and between the Company and Standish Management, LLC, as amended by that certain letter agreement, dated as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2017).

10.23
Engagement Letter, dated December 18, 2014, by and between the Company and Torreya Partners (Europe) LLP (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.24
Supplemental Engagement Letter, dated as of September 8, 2017, by and between the Company and Torreya Partners (Europe) LLP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2017).

10.25
Investment Agreement, dated as of April 16, 2013, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.26
Letter Agreement, dated as of October 15, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.27
Investment Agreement, dated as of May 30, 2013, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.28
Letter Agreement, dated as of October 15, 2014, by and between the Company and Potomac Construction Limited (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.29
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

10.31
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

10.38
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

10.41
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

10.43†
Amended and Restated Consulting Agreement, dated as of October 25, 2016, by and between the Company and LYL Holdings Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.44†
Amendment to Amended and Restated Consulting Agreement, dated as of June 1, 2017, by and between the Company and LYL Holdings Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.45†
Regulatory and Strategic Advisor Consultancy Agreement, dated as of September 1, 2015, by and between the Company and Mary Pendergast (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on October 28, 2016).

10.46†	Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

10.47†
Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Dr. Michael Sinclair (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.48†
Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Dr. Roger Crystal (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.49†
Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Kevin Pollack (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.50†
Stock Option Grant Agreement, dated October 27, 2015, by and between the Company and Geoffrey Wolf (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2015).

10.51†
Controlled Equity OfferingSM Sales Agreement, dated October 13, 2017, by and between Opiant Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on October 13, 2017)

10.52†
Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on December 4, 2017).

10.53†
Forms of Nonstatutory Stock Option Notice and Nonstatutory Stock Option Agreement under the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on December 4, 2017).

10.54†
Form of Restricted Stock Agreement under the Opiant Pharmaceuticals, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on December 4, 2017).

10.55†
Stock Option Grant Agreement, dated December 31, 2013, by and between the Registrant and Dr. Michael Sinclair (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.56†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Dr. Michael Sinclair (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.57†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Dr. Michael Sinclair (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.58†
Stock Option Grant Agreement, dated December 31, 2013, by and between the Registrant and Dr. Roger Crystal (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.59†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Dr. Roger Crystal (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.60†
Stock Option Grant Agreement, dated December 31, 2013, by and between the Registrant and Kevin Pollack (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.61†
Stock Option Grant Agreement, dated December 31, 2013, by and between the Registrant and Kevin Pollack (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.62†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Kevin Pollack (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.63†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Kevin Pollack (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.64†
Stock Option Grant Agreement, dated December 31, 2012, by and between the Registrant and Geoffrey Wolf (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.65†
Warrant Agreement, dated December 31, 2012, by and between the Registrant and Geoffrey Wolf (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.66†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Geoffrey Wolf (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.67†
Stock Option Grant Agreement, dated June 15, 2014, by and between the Registrant and Geoffrey Wolf (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.68†
Stock Option Grant Agreement, dated November 12, 2014, by and between the Registrant and Arvind Agrawal (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.69†
Stock Option Grant Agreement, dated November 12, 2014, by and between the Registrant and Arvind Agrawal (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.70†
Stock Option Grant Agreement, dated October 27, 2015, by and between the Registrant and Arvind Agrawal (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.71†
Stock Option Grant Agreement, dated January 22, 2013, by and between the Registrant and Brad Miles (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.72†
Warrant Agreement, dated March 19, 2015, by and between the Registrant and Brad Miles (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.73†
Stock Option Grant Agreement, dated March 19, 2015, by and between the Registrant and Brad Miles (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.74†
Stock Option Grant Agreement, dated March 19, 2015, by and between the Registrant and Brad Miles (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.75†
Stock Option Grant Agreement, dated October 6, 2016, by and between the Registrant and Jenny Lee (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.76†
Stock Option Grant Agreement, dated October 6, 2016, by and between the Registrant and Quan Vu (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.77†
Stock Option Grant Agreement, dated December 24, 2016, by and between the Registrant and Quan Vu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.78†
Stock Option Grant Agreement, dated February 6, 2017, by and between the Registrant and Dr. Phil Skolnick (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.79†
Stock Option Grant Agreement, dated November 4, 2016, by and between the Registrant and Thomas T. Thomas (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.80†
Stock Option Grant Agreement, dated May 17, 2016, by and between the Registrant and Dr. Gabrielle Silver (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.81†
Stock Option Grant Agreement, dated May 17, 2016, by and between the Registrant and Ann MacDougall (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.82†
Letter Agreement, dated as of November 12, 2014, by and between the Registrant and Arvind Agrawal (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

10.83†
Warrant Agreement, dated as of March 13, 2017, by and between the Registrant and Brad Miles (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-8 filed on November 27, 2017).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

23.1*	Consent of MaloneBailey, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the five months ended December 31, 2017 and the fiscal years ended July 31, 2017 and July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017, July 31, 2017 and July 31, 2016, (ii) Consolidated Statements of Operations for the five months ended December 31, 2017 and the fiscal years ended July 31, 2017 and July 31, 2016, (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the five months ended December 31, 2017 and the fiscal years ended July 31, 2017 and July 31, 2016, (iv) Consolidated Statements of Cash Flows for the five months ended December 31, 2017 and the fiscal years ended July 31, 2017 and July 31, 2016, and (v) Notes to Consolidated Financial Statements

+ Confidential Treatment Granted. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

† Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

* File herewith

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

Item 16.  Form 10-K Summary

None

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opiant Pharmaceuticals, Inc.

Date:	March 7, 2018	By:	/s/ Dr .Roger Crystal
Dr. Roger Crystal
Chief Executive Officer

In accordance with the Exchange Act, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2018.

By:	/s/ Dr .Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ David D. O'Toole	Director & Chief Financial Officer
	David D. O'Toole	(Principal Financial and Accounting Officer)

By:	/s/ Dr. Michael Sinclair	Chairman; Director
Dr. Michael Sinclair

By:	/s/ Thomas T. Thomas	Director
Thomas T. Thomas

By:	/s/ Dr. Gabrielle Silver	Director
Dr. Gabrielle Silver

By:	/s/ Ann MacDougall	Director
Ann MacDougall