Form 10-Q
period 2018-03-31
OPIANT PHARMACEUTICALS, INC.
filed 2018-05-08
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 4, 2018, the registrant had 2,697,174 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$11,346	$8,116
Accounts receivable	1,649	11,697
Deferred financing costs	—	209
Prepaid and other current assets	737	733
Total current assets	13,732	20,755

Other assets
Computer equipment - net of accumulated depreciation	2	1
Patents and patent applications - net of accumulated amortization	17	17

Total assets	$13,751	$20,773

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$3,535	$3,157
Accrued salaries and wages	436	713
Royalty payable	1,408	1,408
Deferred revenue	277	379
Total current liabilities	5,656	5,657

Long-term liabilities
Deferred revenue	2,164	2,116
Total long-term liabilities	2,164	2,116

Total liabilities	7,820	7,773

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 2,586,800 and 2,535,766 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	3	2
Additional paid-in capital	68,497	66,223
Accumulated deficit	(62,569)	(53,225)
Total stockholders' equity	5,931	13,000

Total liabilities and stockholders' equity	$13,751	$20,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Royalty and licensing revenue	$1,649	$—
Treatment investment revenue	54	11
Total revenue	1,703	11

Operating expenses
General and administrative	2,965	1,858
Research and development	2,421	890
License fees	5,625	—
Selling expenses	—	84
Total operating expenses	11,011	2,832

Loss from operations	(9,308)	(2,821)

Other income (expense)
Interest income	5	9
Gain (loss) on foreign exchange	(8)	15
Total other income (expense)	(3)	24

Loss before provision for income taxes	(9,311)	(2,797)

Provision for income taxes	33	—

Net loss	$(9,344)	$(2,797)

Loss per share of common stock
Basic and diluted	$(3.68)	$(1.39)
Weighted average common stock outstanding
Basic and diluted	2,542,084	2,009,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss	$(9,344)	$(2,797)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1	2
Stock based compensation from issuance of options	1,609	352
Stock based compensation from issuance of warrants	—	229
Issuance of common stock for services	—	98
Change in assets and liabilities:
Accounts receivable	10,048	—
Prepaid expenses	(4)	(32)
Accounts payable and accrued liabilities	221	559
Accrued salaries and wages	(277)	31
Deferred revenue	(54)	(11)
Net cash provided by (used in) operating activities	2,200	(1,569)

Cash flows provided by financing activities
Proceeds from issuance of warrants	24
Proceeds from issuance of common shares	1,006	—
Net cash provided by financing activities	1,030	—

Net increase (decrease) in cash and cash equivalents	3,230	(1,569)
Cash and cash equivalents, beginning of period	8,116	13,200
Cash and cash equivalents, end of period	$11,346	$11,631

Non-Cash Transactions
Purchase of computer on credit	$2	$—
Deferred financing costs in accounts payable	$155	$—
Offset of deferred financing costs against APIC	$365	$—
Forgiveness of related party debt	$—	$762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Change in Fiscal Year

On December 8, 2017, the Board of Directors of Opiant Pharmaceuticals, Inc. (“Opiant" or the “Company”), acting pursuant to Section 5.1 of the Company’s Bylaws, approved a resolution changing the Company’s fiscal year-end from July 31 to December 31. As such, the end of the quarters in the new fiscal year do not coincide with the end of the quarters in the Company's previous fiscal years. The Company made this change to align its fiscal year end with other companies within its industry.

Company
Opiant is a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive and eating disorders, primarily focused on using opioid antagonists. The Company was incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, it changed its name to Lightlake Therapeutics Inc. In January 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc.

On October 2, 2017, the Company changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017 whereby the Company merged with and into its recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) the Company merged with and into its Delaware subsidiary, (ii) the Company's separate corporate existence in Nevada ceased to exist, (iii) the Company's Delaware subsidiary became the surviving corporation, (iv) each share of the Company's common stock, $0.001 par value per share (the “Common Stock”), outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of common stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, $0.001 par value per share, and (v) the certificate of incorporation and bylaws of the Company's Delaware subsidiary were adopted as its certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by the Company's Board of Directors and stockholders representing a majority of outstanding Common Stock.

The Company developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was conceived, developed, licensed and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. The Company plans to replicate this relatively low cost, business strategy primarily through developing nasal opioid antagonists in the field of addictions and related disorders. The Company primarily aims to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with larger market opportunities and with the potential to self-commercialize in the fields of addictions and related disorders.

The Company's current pipeline of product candidates includes pharmacological treatments for Bulimia Nervosa ("BN"), Alcohol Use Disorder ("AUD"), Opioid Use Disorder ("OUD") and a long acting Opioid Overdose Reversal ("OOR") product. We are also pursuing other treatment opportunities within the addiction space.

The Company has not had a bankruptcy, receivership or similar proceeding. The Company is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2018 and December 31, 2017, results of its operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited, a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the five-month period ended December 31, 2017 included in the Company's Transition Report on Form 10-KT filed with the SEC on March 7, 2018.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of: deferred income tax assets, equity instruments, stock-based compensation, acquired intangibles, and allowances for accounts receivable.
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $11.3 million and $8.1 million at March 31, 2018 and December 31, 2017, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the three months ended March 31, 2018, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017 excludes 3.7 million and 4.5 million shares, underlying stock options and warrants, respectively, because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Recently Issued Accounting Pronouncements

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

The Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to its statement of operations for the three months ended March 31, 2018 as a result of applying Topic 606.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Prepaid Expenses and Other Current Assets

As of March 31, 2018, the Company had approximately $737 thousand recorded as prepaid expenses and other current assets. Approximately $245 thousand was related to a deposit made by the Company to Renaissance Lakewood, LLC ("Renaissance") (see Note 9 - Commitments) in August 2017. Per the terms of its agreement with Renaissance, the Company was obligated to make this deposit to fund the initial costs of the product development work to be performed by Renaissance on behalf of the Company. The Company had a prepaid expense balance of $418 thousand at December 31, 2017 associated with the deposit.

During the three months ended March 31, 2018, the Company prepaid for annual insurance. As of March 31, 2018, the Company has prepaid insurance in the amount of $233 thousand.

During the year ended December 31, 2017, the Company purchased approximately $100 thousand of research and development supplies related to the above referenced product development work being performed by Renaissance. As provided under the agreement with Renaissance, the Company is obligated to pay for all supplies and materials that are needed to complete this product development work. As of March 31, 2018 and December 31, 2017, the amount recorded as a prepaid expense is $100 thousand because it is estimated that these supplies will be used within 12 months of this reporting date.

The remaining balance consists primarily of prepaid expenses such as rent, other insurance, and software licenses.

Note 4. Related Party Transactions

The Company uses office space provided by Dr. Phil Skolnick, the Company’s Chief Scientific Officer, free of charge.

Note 5.     Accounts Receivable

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

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Agreement had been met. As a result, 90% of any succeeding milestone payments and royalties due from Adapt will revert to the Company while the remaining 10% will be paid to SWK. As of December 31, 2017, the Company recognized accounts receivable of $11.7 million, which is equivalent to 90% of the milestone payments and royalties earned during the five months ended December 31, 2017.
On February 28, 2018, the Company was notified that Adapt has entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt has invoked its right under Section 5.5 of that certain License Agreement, dated as of December 15, 2014 (the “Initial License Agreement”), by and between the Company and Adapt, as amended (the “License Agreement”), to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to the Company under the License Agreement and SWK under the SWK Purchase Agreement. To the extent that the license agreement which Adapt has entered into with the Third Party requires additional payments which fall under the scope of Section 5.5 of the License Agreement, Adapt may seek from the Company future payment offsets of up to 50% of such amounts that Adapt pays to such Third Party. In accordance with the License Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without the consent of the Company. The Company is not currently aware of any potential future offset payments. Under the License Agreement, royalty or milestone payments for a calendar quarter are payable from Adapt to the Company, and Adapt may not deduct more than 50% of the amount payable for that calendar quarter. The Company has not been given access to the license agreement between Adapt and the Third Party and Adapt may not give the Company notice of any future offset payments until they are incurred.
On March 1, 2018, the Company received net milestone payments of $6.1 million. The remaining accounts receivable balance of $5.6 million, which is associated with the royalty and milestones earned during the twelve months ended December 31, 2017, was applied as an offset to the license fee owed to Adapt, as provided under Section 5.5 of the License Agreement. The $5.6 million of fees paid to Adapt is reported as license fees in condensed consolidated statements of operations.
At March 31, 2018, the Company has recorded $1.6 million as a receivable relating to royalty revenue recognized during the three months ended March 31, 2018.
Note 6. Deferred Revenue

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor had a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. During the three months ended March 31, 2018 and March 31, 2017, the Company recognized approximately $14.4 thousand and $10.9 thousand of revenue relating to the agreement, respectively.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product is not approved by the FDA by September 17, 2017, the investor will have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on straight-line basis over the expected completion date. During the three months ended March 31, 2018, the Company recognized approximately $39.2 thousand of revenue related to this agreement. The Company recognized no revenue for the three months ended March 31, 2017.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. As of March 31, 2018, no revenue had been recognized in relation to this agreement.

On September 22, 2015, the Company received a $1.6 million commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of approximately $618 thousand, $715.5 thousand, and $266.5 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for similar to a sale of shares of Common Stock for cash. As of March 31, 2018, no revenue had been recognized in relation to this agreement.

The following is a summary of the Company’s deferred revenue activity as of March 31, 2018:

(in thousands)	OORT	BED	Other Opioid Treatments	Total
Balance as of December 31, 2017	—	895	1,600	2,495
Recognized as revenue	—	(54)	—	(54)
Balance as of March 31, 2018	$—	$841	$1,600	$2,441

As of March 31, 2018, the Company had recorded approximately $277 thousand of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. The remaining $2.2 million was recorded as a long-term liability as of March 31, 2018, as detailed in the following table:

(in thousands)	OORT	BED	Other Opioid Treatments	Total
Current portion	$—	$277	$—	$277
Long-term portion	—	564	1,600	2,164
Total	$—	$841	$1,600	$2,441
Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. As of December 31, 2017, the Company determined an OORT Net Profit as a result of NARCAN sales by Adapt. As of March 31, 2018, the Company has a royalty payable of $1.4 million to certain Net Profit Partners.

Note 8. Stockholders' Equity

Common Stock

During the three months ended March 31, 2018, the Company issued 51,034 shares of Common Stock.

In October 2017, the Company entered into a Controlled Equity Offering SM sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as agent ("Cantor Fitzgerald"), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission on March 19, 2018. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 48,634 shares of Common Stock for gross proceeds of $1.03 million and received net proceeds of $1 million, after sales commissions, under the Sales Agreement during the three months ended March 31, 2018, leaving an aggregate of $19 million available for future sales of shares as of March 31, 2018.

During the three months ended March 31, 2018, the Company offset net financing proceeds received with $0.4 million of current and deferred financing costs. All deferred financing costs were offset against additional paid-in capital at March 31, 2018.

During the three months ended March 31, 2018, the Company issued 2,400 shares of its Common Stock as a result of the exercise of stock purchase warrants with an exercise price of $10.00 per share for total proceeds of $24,000.
Stock Options

On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Long-Term Incentive Plan ("2017 Plan") was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than ten years.

As provided in the 2017 Plan, on January 1, 2018 the number of options available for issue were increased by 4% of the outstanding stock as of December 31, 2017, which represents an increase of 101,431 options.

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

Pre-2017 Non-Qualified Stock Options

As of March 31, 2018, the Company had granted Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,980,500 shares of the Company's Common Stock. During the three months ended March 31, 2018, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the three months ended March 31, 2018 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	2,980,500	$7.33	7.06	$46,606
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2018	2,980,500	$7.33	6.8	$35,310
Exercisable at March 31, 2018	2,698,678	$7.13	6.67	$32,523

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of March 31, 2018 and changes during the three months ended March 31, 2018 are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	288,902	$7.87
Vested	(7,080)	$7.58
Non-vested at March 31, 2018	281,822	$7.88

During the three months ended March 31, 2018 and 2017, the Company recognized approximately $290 thousand and $352 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of March 31, 2018, there was approximately $0.8 million of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

On January 4, 2018, the Company granted options to a number of employees to purchase 57,050 shares of the Company’s Common Stock at an exercise price of $24.84 per share, which represents closing price of the Company’s Common Stock on the date of grant. These options were issued under the Company’s 2017 Plan and have ten-year terms. The options vest as follows: 25% on the one year anniversary of the grant date and then 1/48th of the options shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the fair value on the date of grant to be $1.4 million.

On February 13, 2018, the Company granted an option to an employee to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $24.79 per share, which represents the closing price of the Company’s Common Stock on the date of grant. This option was issued under the Company’s 2017 Plan and has a ten-year term. The option vests as follows: 25% on the one year anniversary of the grant date and then 1/48th of the option shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued this option using the Black-Scholes option pricing model and estimated the fair value on the date of grant to be $2.5 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the three months ended March 31, 2018 are as follows:

For the Three Months Ended March 31, 2018
Market value of stock on measurement date	$24.79 to $24.84
Risk-free interest rate	2.47% to 2.83%
Dividend yield	—
Volatility factor	321% to 324%
Term	10.00 years

Stock option activity for options granted under the 2017 Plan during the three months ended March 31, 2018 is presented in the table below:

	Number of Shares Available	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at July 31, 2017	—	—	—
Total shares authorized	400,000	—	—
Granted	(214,000)	214,000	$37.62	9.71
Exercised	—	—	—
Forfeited	40,000	(40,000)	$49.93
Balance at December 31, 2017	226,000	174,000	$34.78	9.71
Annual additional options authorized	101,431	—	—
Granted	(157,050)	157,050	$24.81
Exercised	—	—	—
Balance at March 31, 2018	170,381	$331,050	$30.05	9.64	$3,060

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of March 31, 2018 and changes during the three months ended March 31, 2018 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	174,000	$34.78
Granted	157,050	$24.81
Balance at March 31, 2018	331,050	$30.05
Vested	—	—
Non-vested at March 31, 2018	331,050	$30.05

During the three months ended March 31, 2018, the Company recognized approximately $1.3 million of non-cash expense related to options granted under the 2017 Plan. As of March 31, 2018, there was approximately $7.3 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants

During the three-month period ended March 31, 2018, the Company did not issue any warrants.

Warrant activity for the three months ended March 31, 2018 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	357,010	$9.78	5.57	$4,708
Exercised	(2,400)	$10.00
Outstanding at March 31, 2018	354,610	$9.78	5.35	$3,333
Exercisable at March 31, 2018	354,610	$9.78	5.35	$3,333
Note 9. Commitments
The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

Torreya Agreement

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

The Company had $639 thousand recorded as a liability as of December 31, 2017. On March 20, 2018, the Company made a payment to Torreya in the amount of $205 thousand, representing 3.375% of the milestone payments the Company received from Adapt on March 1, 2018. As of March 31, 2018, the Company had a liability of $434 thousand owed to Torreya as a current liability because it was due and payable to Torreya within 12 months of March 31, 2018.

During the three months ended March 31, 2018, the Company recorded zero additional expense related to Torreya. The Company recorded $84 thousand of fees for the three months ended March 31, 2017.
Exclusive License and Collaboration Agreement
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $85.1 thousand. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of approximately $83.3 thousand. The Company expensed the entire $83.3 thousand as non-cash expense during the three months ended March 31, 2017.
As of March 31, 2018, the Company was required to issue an additional 37,866 shares of its unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares on the receipt of cumulative royalty payments of $2 million from Adapt and milestone payments from Adapt with respect to first achieving the milestones of the first $30 million, $40 million, $55 million and $75 million of Net NARCAN Sales. The shares that were issuable as of March 31, 2018, were valued using the March 29, 2018 closing stock price of the Company's Stock of $19.18 per share, which resulted in an aggregate value of approximately $726.3 thousand. The Company recorded the entire $726.3 thousand as non-cash research and development expense during the three months ended March 31, 2018.
Heroin In-License Vaccine
In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research ("Walter Reed"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. The Company paid $60 thousand in cash to Walter Reed, of which $50 thousand was a non-recurring execution fee and the remaining $10 thousand was the minimum annual royalty for the period of September 2017 through August 2018. The $10 thousand minimum annual royalty was recorded as a prepaid expense and is being expensed at the rate of $833 per month, beginning in September 2017 and ending in August 2018. The Company recorded $3 thousand in expense during the three months ended March 31, 2018. There was no expense recorded during the three months ended March 31, 2017.
Supply Agreement
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
As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the three months ended March 31, 2018, the Company recorded no additional expense associated with the License Agreement.
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
Research and Development Agreement
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. The Company had previously purchased approximately $100 thousand of research and development supplies in relation to the Renaissance Agreement (see Note 3 - Prepaid Expenses and Other Current Assets). During the three months ended March 31, 2018, the Company recorded expense in the amount of $172 thousand related to the product development work.
Separation Agreement
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

As of March 31, 2018, the Company has an accrued liability of approximately $962 thousand, which represents the amount the Company must pay to Mr. Pollack no later than September 14, 2018.
Facility Leases
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

During the three months ended March 31, 2018, the Company incurred approximately $64 thousand of rent expense as compared to approximately $30 thousand during the three months ended March 31, 2017.

Note 10. Subsequent Events

From April 1, 2018 through May 4, 2018, the Company sold 72,208 shares of its Common Stock under the Sales Agreement. The Company received gross proceeds of $1,439 thousand and paid commissions of $43 thousand, resulting in net proceeds of $1,396 thousand.

On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse. The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003.

In April 2018, the Company paid $434 thousand to the OORT Net Profit investors based on net milestone payments of $6.1 million received from Adapt on March 1, 2018. (See Note 7 - Royalty Payable).

On April 19, 2018, the Company issued 37,866 shares of its unregistered Common Stock pursuant to the LOI dated November 19, 2015 (see Note 9 - Commitments).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the quarter ended March 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-KT for the five months ended December 31, 2017 (the "Form 10-KT"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-KT. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
Change in Fiscal Year
On December 8, 2017, the Board of Directors of Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”), acting pursuant to Section 5.1 of our Bylaws, approved a resolution changing our fiscal year-end from July 31 to December 31. We made this change to align our fiscal year end with other companies within our industry.
Overview
We are a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive and eating disorders, primarily focused on using opioid antagonists. We were incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, we changed our name to Lightlake Therapeutics Inc. In January 2016, we again changed our name to Opiant Pharmaceuticals, Inc. Our fiscal year end is December 31.
On October 2, 2017, the we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) we merged with and into our Delaware subsidiary, (ii) our separate corporate existence in Nevada ceased to exist,(iii) our Delaware subsidiary became the surviving corporation, (iv) each share of our Common Stock, $0.001 par value per share ("Common Stock"), outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of Common Stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, and (v) the certificate of incorporation and bylaws of our Delaware subsidiary were adopted as our certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by our Board of Directors and stockholders representing a majority of our outstanding Common Stock.
We developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was conceived, developed, licensed and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is commercialized by Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. We plan to replicate this relatively low cost, business strategy primarily through developing nasal opioid antagonists in the field of addictions and related disorders. We primarily aim to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with larger market opportunities and with the potential to self-commercialize in the fields of addictions and related disorders.
We have not consistently attained profitable operations and have historically depended upon obtaining sufficient financing to fund our operations. We anticipate if revenues are not sufficient, then additional funding will be required in the form of debt financing and/or equity financing from the sale of our Common Stock, and/or financings from the sale of interests in our prospective products and/or royalty transactions. However, we may not be able to generate sufficient revenues or raise sufficient funding to fund our operations.

We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Our current pipeline of product candidates includes pharmacological treatments for Bulimia Nervosa ("BN"), Alcohol Use Disorder ("AUD"), Opioid Use Disorder ("OUD") and a long acting Opioid Overdose Reversal ("OOR") product. We are also pursuing other treatment opportunities within the addiction space.

Results of Operations

Comparison of three months ended March 31, 2018 to the three months ended March 31, 2017

(in thousands)	For the Three Months Ended
	March 31, 2018	March 31, 2017	Change
Revenue:
Royalty and licensing revenue	$1,649	$—	$1,649
Treatment investment revenue	54	11	43
Total revenue	1,703	11	1,692
Operating expenses:
General and administrative	2,965	1,858	1,107
Research and development	2,421	890	1,531
License fees	5,625	—	5,625
Selling expenses	—	84	(84)
Total operating expenses	11,011	2,831	8,179
Loss from operations	(9,308)	(2,821)	(6,487)
Other income (expense):
Interest income (expense), net	5	9	(4)
Gain (loss) on foreign exchange	(8)	15	(23)
Total other income (expense)	(3)	24	(27)
Net loss before provision for taxes	(9,311)	(2,797)	(6,514)
Provision for taxes	(33)	—	(33)
Net loss	$(9,344)	$(2,797)	$(6,547)

Revenues

We recognized $1.7 million and $11 thousand of revenue during the three months ended March 31, 2018 and 2017, respectively.  We recognized $1.6 million of revenue during the three months ended March 31, 2018, from the license agreement between us and Adapt (the "License Agreement"). We recognized $54 thousand from treatment investment revenue from our BED program. We recognized $11 thousand of revenue from treatment investment revenue from our BED program during the three months ended March 31, 2017.

General and Administrative Expenses

Our general and administrative expenses were $3.0 million and $1.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase of $1.1 million was primarily due to a $0.6 million increase associated with stock based compensation expense, a $0.4 million increase relating to professional fees, and $0.1 million increase attributed to employee salaries and related expense during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Research and Development Expenses

Our research and development expenses were $2.4 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively. The increase of $1.5 million was attributed to a $0.7 million increase in expense associated with shares issuable to a research and development partner, $0.5 million increase in stock based compensation, $0.1 million decrease attributed to research and development employee salaries and compensation and a $0.3 million increase in third party expenses associated with research and development programs.

License fees

We recorded $5.6 million associated with license fees incurred during the three months ended March 31, 2018. The license fees relate to the License Agreement with Adapt (See Note 5 to the Condensed Consolidated Financial Statements - Accounts Receivable). There were no license fees for the three months ended March 31, 2017.

Selling Expenses

Our selling expenses were zero and $84 thousand for the three months ended March 31, 2018 and 2017, respectively. The decrease was due to us not incurring any additional selling expenses related to our NARCAN product during the three months ended March 31, 2018.

Other Income (expense)
During the three months ended March 31, 2018, other expense decreased to $3 thousand from other income of $24 thousand during the three months ended March 31, 2017. The decrease was primarily due to a $23 thousand decrease in foreign exchange gain and a $4 thousand decrease in interest income due to lower interest earned on cash balances.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

(in thousands)	March 31, 2018	March 31, 2017
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$2,200	$(1,569)
Net cash provided by financing activities	1,030	—
Net increase (decrease) in cash and cash equivalents	$3,230	$(1,569)

Net cash provided by (used in) operating activities

During the three months ended March 31, 2018, net cash provided by operating activities was $2.2 million, which was primarily due to a $10.0 million reduction of accounts receivable, $1.6 million associated with stock based compensation offset with a net loss of $9.3 million and a $0.1 million change in working capital.

During the three months ended March 31, 2017, net cash used in operating activities was $1.6 million, which was primarily due to the net loss of $2.8 million and a net decrease of $0.6 million in working capital, which was partially offset with stock based compensation of options and warrants of $0.6 million.

Net cash provided by financing activities

During the three months ended March 31, 2018, net cash provided by financing activities was $1.0 million, which was primarily attributed to the sale of Common Stock that provided net proceeds of $1.0 million offset. There were no financing activities for the three months ended March 31, 2017.

Plan of Operation

During the fiscal year ending December 31, 2018, we plan to broaden our product pipeline and anticipate commencing further trials based on our existing as well as potential patents.

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Purchase Agreement had been met. Consequently, the Company recognized 90% of the milestone payments and royalties earned during the five months ended December 31, 2017, after the Capped Royalty Amount was met, amounting to $11.7 million (see Note 5 to the Condensed Consolidated Financial Statements - Accounts Receivable).

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

On February 12, 2018, we announced positive data from a Phase I clinical study of our product candidate OPNT003 (intranasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long acting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with a potential to submit an NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

We have full commercial rights to OPNT003 and have submitted a grant application to the NIH to fund its development to an NDA ready stage. (see Note 10 to the Condensed Consolidated Financial Statements - Subsequent Events).

In October 2017, we entered into a Sales Agreement with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission on March 19, 2018. We agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During the three months ended March 31, 2018, we sold 48,634 shares of our Common Stock and received net proceeds of $1.0 million, after deducting sales commissions.

During the year ended July 31, 2017, we received $17.46 million in milestone and royalty payments under the SWK Agreement. In December 31, 2017, we received $5.3 million from the exercise of warrants by two stockholders. In addition, for the three months ended March 31, 2018, we received net milestone payments of $6.1 million under the License Agreement. Lastly, during the three months ended March 31, 2018, we received net proceeds of $1 million under the Sales Agreement. These payments have increased liquidity in order to provide sufficient working capital for us to continue the advancement of our programs. Lastly, as our Common Stock is now listed on the Nasdaq Capital Market, we will have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means.  We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

In addition, we recognize revenue when the transfer of goods or services occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. If one or more of the deliverables have a standalone value, then the arrangement would be separated into multiple units of accounting. This normally occurs when the research and development services could contractually and feasibly be provided by other vendors or if the customer could perform the remaining research and development itself, and when we have no further obligations and the right has been conveyed. When the deliverables cannot be separated, any initial payment received is treated like an advance payment for the services and recognized over the performance period, as determined based on all of the items in the arrangement. This period is usually the expected research and development period.

We recognize revenue from milestone payments upon achievement of the milestones and when we have no further involvement or obligation to perform services, as related to that specific element of the arrangement, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met.

We recognize revenue from royalty and milestone revenue when we have fulfilled the terms of the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, and the amount of the royalty fee is determinable and collection is reasonably assured. With regard to royalty and milestone revenue, the Licensing Agreement with Adapt has terms that stipulates that royalty and milestone payments to be paid based on the achievement of net sales of NARCAN sold by Adapt. Based on historical experience and collectability, the Company recognizes revenue based on estimates of royalties earned during the applicable period and reflects in future revenue any differences between the estimated and actual royalties. These estimates are based upon information reported to the Company by Adapt. The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) in the first quarter of 2018 and applied the modified retrospective approach.

After the adoption of ASU 2014-09, the Company determined the new guidance does not change the Company's policy of revenue recognition. The Company's primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt.
There are no performance obligations by the Company and the Company is paid accordingly by the royalty report provided by Adapt on quarterly basis. There is no disaggregation of revenue given that the licensing revenue is based on one agreement and the nature and timing of revenue is predicated on the Adapt's delivery of the royalty report. For treatment revenue, the Company received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of the Company. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Once the option has expired, the Company determined its performance obligations under the agreement which typically is to perform R&D services related to treatments and recognizes revenue over a period of time which is usually the expected research and development period. The treatment revenue is disaggregated by program treatments. (See Note 6 to the Condensed Consolidated Financial Statements - Deferred Revenue).

Licensing Agreement

On December 15, 2014, we entered into the License Agreement with Adapt. Pursuant to the License Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN. In exchange for licensing its treatment, we received a nonrefundable, upfront license fee of $500 thousand in December 2014. We also received a monthly fee for one year for participation in joint development committee calls and the production and submission of an initial development plan. The initial development plan was completed and submitted in May 2015. Management evaluated the deliverables of this arrangement and determined that the licensing deliverable had a standalone value and therefore, the payments were recognized as revenue. In addition, on the SWK Closing Date, in connection with the SWK Agreement, we entered into the Adapt Amendment which amends the terms of the License Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our Product. Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Product in the U.S. In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the License Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

We could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the quarter ended March 31, 2018, we received $6.1 million of milestone payments and recognized royalty revenues of approximately $1.7 million pursuant to the License Agreement.

We recognize revenue for fees related to participation in the initial development plan and joint development once the fee is received and we have performed the required services for the period.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three months ended March 31, 2018 and 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited consolidated financial statements in the Form 10-KT and in the Form 10-KT itself.

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

Valour Fund, LLC (“Valour”)

On July 22, 2014, we received a $3.0 million commitment from a foundation (the “Foundation”) which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit in perpetuity. On July 28, 2014, we received an initial investment of $111.5 thousand from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, we made capital calls of $422.0 thousand, $444.5 thousand, $1.034 million, and $988.0 thousand, respectively, from the Foundation in exchange for approximately 0.84%, 0.89%, 2.07% and 1.98% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015, and, as a result of such approval occurring prior to July 22, 2016, the option to exchange its interest for shares of our Common Stock at an exchange rate of 10 shares for every dollar of its investment terminated by its terms.

LYL Holdings Inc. (“LYL”)

On June 1, 2017 (the “LYL Effective Date”), we entered into an amendment with LYL (the “LYL Amendment”) to the Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”). Pursuant to the LYL Amendment, from the LYL Effective Date until 4.5 years after July 17, 2013 (the “LYL Interest Buyback Expiration Date”), LYL granted us the right to buyback all or any portion of the interest at the price of $500 thousand for the full 5.0% interest (the “LYL Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the LYL Effective Date, we will pay LYL 1.8 times the LYL Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years after the Effective Date and on or prior to the LYL Interest Buyback Expiration Date, we will pay LYL 3.15 times the LYL Interest Buyback Amount. In consideration for LYL entering into the LYL Amendment, upon our receipt after the LYL Effective Date of at least $3 million from (i) SWK under the SWK Agreement and/or (ii) Adapt under the License Agreement, fifty percent of all actual amounts received by us from SWK will be used in determining the Net Profit (as defined in the LYL Agreement).

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

A summary of the investor agreements is below:

On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized approximately $40 thousand as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 0.5% Investor Interest terminated by its terms. During the three months ended March 31, 2018, we recognized approximately $15 thousand as revenue.

On September 17, 2014, we entered into an agreement with Potomac for additional funding in the amount of $500 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 1.0% interest in our BED Treatment Product and pay Potomac an additional 1.0% of the BED Net Profit in perpetuity. Because the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor had a 60-day option to exchange its entire 1.0% interest for 62,500 shares of our Common Stock. The option expired unexercised. During the three months ended March 31, 2018, we recognized approximately $39 thousand as revenue.

On July 20, 2015, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 0.50% interest in our BED Treatment Product and pay Potomac an additional 0.5% of the BED Net Profit in perpetuity. If the BED Treatment Product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, Potomac will have a 60-day option to exchange its 0.5% interest for 25,000 shares of our Common Stock.

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618 thousand, $716 thousand, and $267 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. We will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under ASU 2014-09. In the event Valour chooses to exchange its 2.13% interest, in whole or in part, for shares of our Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

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

On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300 thousand for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30 thousand. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56.25 thousand for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount. Furthermore, upon our receipt after the Welmers Effective Date of at least $3.0 million from (i) SWK pursuant to the SWK Agreement, and/or (ii) Adapt pursuant to the License Agreement, fifty percent of all actual amounts received by us from SWK shall be used in determining the Net Profit.

Royalty Payable

As summarized above, we agreed to provide investors with interest in the OORT Net Profit generated from our OORT Product in perpetuity. As of December 31, 2017, we determined an OORT Net Profit as a result of NARCAN sales reported by Adapt. As of March 31, 2018, we had a royalty payable of $1.4 million to certain Net Profit Partners. In April 2018, we paid $434 thousand to the OORT Net Profit investors based on net milestone payments of $6.1 million received from Adapt on March 1, 2018.

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
Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, with the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.            Legal Proceedings.
On February 27, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “February 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN 2 mg/spray Nasal Spray before the expiration of the ‘644 patent and the ‘226 patent. The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable. On April 9, 2018, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA's filing of the Teva ANDA with the FDA with respect to the '644 and '226 patents.
In the complaints described above, the Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the applicable patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the applicable patent, and monetary relief as a result of any such infringement.

Except for above and the litigation described under the section Legal Proceedings in the Company's 10-KT filed on March 13, 2018, which had no update during the three months ended March 31, 2018, the Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. Furthermore, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
Item 1A.        Risk Factors.

We have included in Part I, Item 1A of our Form 10-KT, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). With the exception of the risk factors listed below, there are no material changes from the disclosure provided in the Form 10-KT with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Under our agreement with Adapt Pharma Operations Limited, or Adapt, Adapt has the right to license third-party intellectual property which may result in a reduction of our potential royalty and milestone payments.

Under our license agreement, as amended, with Adapt (the "Adapt Agreement"), Adapt may seek to license certain intellectual property held by a third-party that Adapt reasonably determines would be infringed upon through the performance of the Adapt Agreement or that Adapt otherwise determines is necessary or desirable for Adapt to perform its obligations under the Adapt Agreement. Adapt may deduct a material amount, as provided in the Adapt agreement, of any upfront payment, milestones or royalties paid to such third-party from any regulatory milestone payments, sales-based milestone payments, and royalty payments payable to us under the Adapt Agreement. In accordance with the Adapt Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without the consent of us. On February 28, 2018, we were notified that Adapt had entered into a license agreement with a Third Party with regard to one or more patents pursuant to which Adapt invoked its right under Section 5.5 of the Adapt Agreement to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to us under the License Agreement and SWK under the SWK Purchase Agreement. Under the Adapt Agreement, we do not have a contractual right to see the Third Party agreement that Adapt has executed. As such, we cannot determine whether additional payments will be required or the magnitude of those payments under the license agreement with the Third Party.

Our employment agreements with our named executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us which could harm our financial condition or results.

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $7.0 million, in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Some of our programs are partially supported by government grant awards, which may not be available to us in the future.

We have received funding under grant award programs funded by governmental agencies, such as the National Institutes of Health's National Institute on Drug Abuse (NIDA). To fund a portion of our future research and development programs, we may apply for additional grant funding from such or similar governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates and the introduction of new products.

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

OPIANT PHARMACEUTICALS, INC.

Date: May 8, 2018	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)