Form 10-Q
period 2018-06-29
OPIANT PHARMACEUTICALS, INC.
filed 2018-08-09
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, the registrant had 2,822,665 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$11,245	$8,116
Accounts receivable	2,970	11,697
Deferred financing costs	—	209
Prepaid and other current assets	560	733
Total current assets	14,775	20,755

Other assets
Computer equipment - net of accumulated depreciation	—	1
Patents and patent applications - net of accumulated amortization	16	17

Total assets	$14,791	$20,773

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,195	$3,157
Accrued salaries and wages	643	713
Royalty payable	735	1,408
Deferred revenue	760	379
Total current liabilities	4,333	5,657

Long-term liabilities
Deferred revenue	2,083	2,116
Total long-term liabilities	2,083	2,116

Total liabilities	6,416	7,773

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 2,711,645 and 2,535,766 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	3	2
Additional paid-in capital	72,338	66,223
Accumulated deficit	(63,966)	(53,225)
Total stockholders' equity	8,375	13,000

Total liabilities and stockholders' equity	$14,791	$20,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Royalty and licensing revenue	$3,053	$3,750	$4,702	$3,750
Treatment investment revenue	53	22	107	33
Grant revenue	44	—	44	—
Total revenue	3,150	3,772	4,853	3,783

Operating expenses
General and administrative	2,857	1,850	5,822	3,708
Research and development	1,616	1,383	4,036	2,272
License fees	—	—	5,625	—
Selling expenses	—	328	—	413
Total operating expenses	4,473	3,561	15,483	6,393

Income (loss) from operations	(1,323)	211	(10,630)	(2,610)

Other income (expense)
Interest income, net	6	12	11	21
Loss on settlement of liability	(50)	—	(50)	—
Gain (Loss) on foreign exchange	(30)	16	(38)	31
Total other income (expense)	(74)	28	(77)	52

Income (loss) before provision for income taxes	(1,397)	239	(10,707)	(2,558)

Provision for income taxes	—	—	33	—

Net income (loss)	$(1,397)	$239	$(10,740)	$(2,558)

Net income (loss) per share of common stock:
Basic	$(0.52)	$0.12	$(4.11)	$(1.27)
Diluted	$(0.52)	$0.11	$(4.11)	$(1.27)
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	2,679,910	2,020,380	2,611,245	2,015,192
Diluted	2,679,910	2,144,921	2,611,245	2,015,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net loss	$(10,740)	$(2,558)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2	3
Stock based compensation from issuance of options	3,141	750
Stock based compensation from issuance of warrants	—	230
Issuance of common stock for services	782	98
Change in assets and liabilities:
Accounts receivable	8,727	(3,750)
Prepaid expenses	174	(6)
Accounts payable and accrued liabilities	(1,685)	980
Accrued salaries and wages	(71)	(1,319)
Deferred revenue	348	(33)
Net cash provided by (used in) operating activities	678	(5,605)

Cash flows provided by financing activities
Proceeds from issuance of warrants	24	—
Proceeds from issuance of common shares	2,532	—
Finance costs	(105)	—
Net cash provided by financing activities	2,451	—

Net increase (decrease) in cash and cash equivalents	3,129	(5,605)
Cash and cash equivalents, beginning of period	8,116	13,200
Cash and cash equivalents, end of period	$11,245	$7,595

Non-Cash Transactions
Deferred financing costs in accounts payable	$50	$—
Offset of deferred financing costs against APIC	$365	$—
Forgiveness of related party debt	$—	$762

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

Company
Opiant is a specialty pharmaceutical company developing pharmacological treatments for addiction and drug overdose. The Company was incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, changed its name to Lightlake Therapeutics Inc. In January 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. On November 4, 2016 the Company formed a wholly-owned subsidiary, Opiant Pharmaceuticals, UK Limited.

On October 2, 2017, the Company changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017 whereby the Company merged with and into its recently formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc. Pursuant to the Agreement and Plan of Merger, (i) the Company merged with and into its Delaware subsidiary, (ii) the Company's separate corporate existence in Nevada ceased to exist, (iii) the Company's Delaware subsidiary became the surviving corporation, (iv) each share of the Company's common stock, $0.001 par value per share (the “Common Stock”), outstanding immediately prior to the effective time was converted into one fully-paid and non-assessable share of common stock of Opiant Pharmaceuticals, Inc., a Delaware corporation, $0.001 par value per share, and (v) the certificate of incorporation and bylaws of the Company's Delaware subsidiary were adopted as its certificate of incorporation and bylaws at the effective time of the merger. The merger and the Agreement and Plan of Merger were approved by the Company's Board of Directors and stockholders representing a majority of the outstanding shares of Common Stock.

The Company conceived, developed and licensed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt Pharma Operations Limited (“Adapt”), an Ireland-based pharmaceutical company. The Company plans to replicate this relatively low cost business strategy primarily through developing nasal opioid antagonists in the fields of addiction and drug overdose. The Company primarily aims to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with larger market opportunities and with the potential to self-commercialize in the fields of addiction and drug overdose.

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

`Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2018 and December 31, 2017, results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $11.2 million and $8.1 million at June 30, 2018 and December 31, 2017, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the six months ended June 30, 2018, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the respective period presented in the Company’s accompanying condensed consolidated financial statements. Fully diluted earnings (loss) per share is computed similarly to basic income (loss) per share except that the denominator is increased to include the number of Common Stock equivalents (primarily outstanding options and warrants). Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the Common Stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, for the three and six months ended June 30, 2018 and 2017, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2018	2017	2018	2017
Net income (loss)	$(1,396,557)	$238,707	$(10,740,195)	$(2,557,952)

Denominator:
Denominator for basic income (loss)
per share - weighted-average shares	2,679,910	2,020,380	2,611,245	2,015,192
Effect of dilutive securities:
Equity incentive plans	—	124,541	—	—
Denominator for diluted income (loss) per share	2,679,910	2,144,921	2,611,245	2,015,192

Income (loss) per share - Basic	$(0.52)	$0.12	$(4.11)	$(1.27)
Income (loss) per share - Diluted	$(0.52)	$0.11	$(4.11)	$(1.27)

The Company excluded the following securities from the calculation of diluted net income (loss) per share as the effect would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	3,295,050	3,095,000	3,295,050	3,770,000
Warrants to purchase common stock	354,610	768,800	354,610	768,800
Total	3,649,660	3,863,800	3,649,660	4,538,800

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

The Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to its consolidated statements of operations for the three and six months ended June 30, 2018 as a result of applying Topic 606.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Prepaid Expenses and Other Current Assets

As of June 30, 2018, the Company had approximately $560 thousand recorded as prepaid expenses and other current assets. Approximately $245 thousand was related to a deposit made by the Company to Renaissance Lakewood, LLC ("Renaissance") (see Note 9 - Commitments) in August 2017. Per the terms of its agreement with Renaissance, the Company was obligated to make this deposit to fund the initial costs of the product development work to be performed by Renaissance on behalf of the Company. As of June 30, 2018 the Company has a remaining prepaid expense balance of $193 thousand associated with the deposit.

During the six months ended June 30, 2018, the Company prepaid for annual insurance. As of June 30, 2018, the Company has prepaid insurance in the amount of $159 thousand.

During the year ended December 31, 2017, the Company purchased approximately $100 thousand of research and development supplies related to the above referenced product development work being performed by Renaissance. As provided under the agreement with Renaissance, the Company is obligated to pay for all supplies and materials that are needed to complete this product development work. As of June 30, 2018 and December 31, 2017, the amount of remaining prepaid expense was $86 thousand and $100 thousand, respectively because it is estimated that these supplies will be used within 12 months of the reporting date.

The remaining balance consists primarily of prepaid expenses such as rent, other insurance, and software licenses.

Note 4. Related Party Transactions

The Company uses office space provided by Dr. Phil Skolnick, the Company’s Chief Scientific Officer, free of charge.

Note 5.     Accounts Receivable

On December 13, 2016, the Company entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt of NARCAN or any other Product, in an amount up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000 (the "Capped Royalty Amount"), if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 after the Earn Out Milestone was achieved during the first two calendar quarters in 2017.

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

On February 28, 2018, the Company was notified that Adapt had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt had invoked its right under Section 5.5 of that certain License Agreement, dated as of December 15, 2014 (the “Initial License Agreement”), by and between the Company and Adapt, as amended (the “License Agreement”), to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to the Company (under the License Agreement) and to SWK (under the SWK Purchase Agreement). To the extent that the license agreement which Adapt has entered into with the Third Party requires additional payments that fall under the scope of Section 5.5 of the License Agreement, Adapt may seek from the Company future payment offsets of up to 50% of such amounts that Adapt pays to such Third Party. In accordance with the License Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without the consent of the Company. Under the License Agreement, royalty or milestone payments for a calendar quarter are payable from Adapt to the Company, and Adapt may not deduct more than 50% of the amount payable for that calendar quarter. The Company has not been given access to the license agreement between Adapt and the Third Party and Adapt may not give the Company notice of any future offset payments until they are incurred. The Company is not aware of any potential offset payments related to the three months ended June 30, 2018.
On March 1, 2018, the Company received net milestone payments of $6.1 million. The remaining accounts receivable balance of $5.6 million, which is associated with the royalty and milestones earned during the twelve months ended December 31, 2017, was applied as an offset to the license fee owed to Adapt, as provided under Section 5.5 of the License Agreement. The $5.6 million of fees paid to Adapt is reported as license fees in the condensed consolidated statements of operations. In May 2018 the Company received $1.7 million from Adapt related to royalties earned during the three months ended March 31, 2018.
At June 30, 2018, the Company recorded $3.0 million as a receivable relating to royalty revenue recognized during the three months ended June 30, 2018.
Note 6. Deferred Revenue

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. The Company recognized approximately $14.4 thousand and $32.6 thousand of revenue relating to the agreement for the three month period ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017 the Company recognized approximately $28.9 thousand and $32.6 thousand of revenue related to the agreement, respectively.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. During the three and six months ended June 30, 2018, the Company recognized revenue of approximately $39.2 thousand and $78.4 thousand, respectively related to this agreement. The Company recognized no revenue for the three and six months ended June 30, 2017.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. As of June 30, 2018, no revenue had been recognized in relation to this agreement.

On September 22, 2015, the Company received a $1.6 million commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, and any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of approximately $618 thousand, $715.5 thousand, and $266.5 thousand, respectively, from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or Valour’s right to exercise the option is eliminated by the achievement of certain milestones. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for in a manner similar to a sale of shares of Common Stock for cash. As of June 30, 2018, no revenue had been recognized in relation to this agreement.

On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, (NIDA). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the six months ended June 30, 2018 the Company received the first tranche cash draw of $500,000 and recognized revenue of $44,043 related to this grant.
The following is a summary of the Company’s deferred revenue activity as of June 30, 2018:

(in thousands)	BED	Other Opioid Treatments	Grants	Total
Balance as of December 31, 2017	$895	$1,600	$—	$2,495
Increase to deferred revenue	—	—	500	500
Recognized as revenue	(108)	—	(44)	(152)
Balance as of June 30, 2018	$787	$1,600	$456	$2,843

As of June 30, 2018, the Company had recorded approximately $760 thousand of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. The remaining $2.1 million was recorded as a long-term liability as of June 30, 2018, as detailed in the following table:

(in thousands)	BED	Other Opioid Treatments	Grants	Total
Current portion	$304	$—	$456	$760
Long-term portion	483	1,600	—	2,083
Total	$787	$1,600	$456	$2,843

Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. As of December 31, 2017, the Company determined an OORT Net Profit as a result of NARCAN sales by Adapt. As of June 30, 2018, the Company has a royalty payable of $735 thousand to certain Net Profit Partners.

Note 8. Stockholders' Equity

Common Stock

During the six months ended June 30, 2018, the Company issued 175,879 shares of Common Stock.

In October 2017, the Company entered into a Controlled Equity Offering SM sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as agent ("Cantor Fitzgerald"), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC on March 19, 2018. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold 128,250 shares of Common Stock for gross proceeds of $2.61 million and received net proceeds of $2.53 million, after sales commissions, under the Sales Agreement during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company offset net financing proceeds received with $0.4 million of current and deferred financing costs. All deferred financing costs were offset against additional paid-in capital as of June 30, 2018. There were no additional deferred financing costs at June 30, 2018.

During the six months ended June 30, 2018, the Company issued 2,400 shares of its Common Stock as a result of the exercise of stock purchase warrants with an exercise price of $10.00 per share for total proceeds of $24,000. During the six months ended June 30, 2018 the Company issued 38,166 shares of its Common stock with an aggregate value of $782 thousand for services and 7,063 shares of its Common Stock for a cashless exercise of stock options.
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

As provided in the 2017 Plan, on January 1, 2018 the number of options available for issuance was increased by 4% of the outstanding stock as of December 31, 2017, which represents an increase of 101,431 options.

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2017, the Company had granted Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,980,500 shares of the Company's Common Stock. During the six months ended June 30, 2018, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the six months ended June 30, 2018 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	2,980,500	$7.33	7.06	$46,606
Exercised	(15,000)	10.00
Forfeited	—	—
Outstanding at June 30, 2018	2,965,500	$7.33	6.58	$20,980
Exercisable at June 30, 2018	2,690,758	$7.12	6.45	$19,562

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of June 30, 2018 and changes during the six months ended June 30, 2018 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	288,902	$7.87
Vested	(14,160)	$7.58
Non-vested at June 30, 2018	274,742	$7.88

During the six months ended June 30, 2018 and 2017, the Company recognized approximately $570 thousand and $750 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of June 30, 2018, there was approximately $523.3 thousand of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

On January 4, 2018, the Company granted options to a number of employees to purchase 57,050 shares of the Company’s Common Stock at an exercise price of $24.84 per share, which represents the closing price of the Company’s Common Stock on the date of grant. These options were issued under the Company’s 2017 Plan and have ten-year terms. The options vest as follows: 25% on the one year anniversary of the grant date and then 1/48th of the options shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the fair value on the date of grant to be $1.4 million.

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

During the six month period ended June 30, 2018 the Company granted 25,500 options to employees and certain Directors of the Board at exercise prices from $15.56 to $19.80, which represents the closing price of the Company's common stock on the date of the grant. These options were issued under the Company's 2017 Plan and have ten-year terms. The options vest over a period of one to four years. The Company valued these options using the Black-Scholes option pricing model and estimated the fair value of all options granted during the three months ended June 30, 2018 to be $399,253.

The assumptions used in the valuation of options granted under the 2017 Plan during the six months ended June 30, 2018 are as follows:

For the Six Months Ended June 30, 2018
Market value of stock on measurement date	$15.56 to $24.84
Risk-free interest rate	2.47% to 2.88%
Dividend yield	—
Volatility factor	121% to 324%
Term	5.5 - 10 Years

Stock option activity for options granted under the 2017 Plan during the six months ended June 30, 2018 is presented in the table below:

	Number of Shares Available	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at July 31, 2017	—	—	—
Total shares authorized	400,000	—	—
Granted	(214,000)	214,000	$37.62	9.71
Exercised	—	—	—
Forfeited	40,000	(40,000)	$49.93
Balance at December 31, 2017	226,000	174,000	$34.78	9.71
Annual additional options authorized	101,431	—	—
Granted	(182,550)	182,550	$23.80
Exercised	—	—	—
Forfeited	27,000	(27,000)	$24.84
Balance at June 30, 2018	171,881	$329,550	$29.51	9.42	$—

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of June 30, 2018 and changes during the six months ended June 30, 2018 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	174,000	$34.78
Granted	182,550	$23.80
Forfeited	(27,000)	$24.84
Balance at June 30, 2018	329,550	$29.51
Vested	—	—
Non-vested at June 30, 2018	329,550	$29.51

During the six months ended June 30, 2018, the Company recognized approximately $2.6 million of non-cash expense related to options granted under the 2017 Plan. As of June 30, 2018, there was approximately $5.8 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants

During the six months ended June 30, 2018, the Company did not issue any warrants.

Warrant activity for the six months ended June 30, 2018 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	357,010	$9.78	5.57	$4,708
Exercised	(2,400)	$10.00
Outstanding at June 30, 2018	354,610	$9.78	5.35	$1,634
Exercisable at June 30, 2018	354,610	$9.78	5.35	$1,634

Note 9. Commitments
The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

Torreya Agreement

On December 18, 2014, the Company entered into a consulting agreement with Torreya (the "2014 Agreement"), a financial advisory firm, under which Torreya agreed to provide financial advisory services with regard to the License Agreement. The 2014 Agreement also requires the Company to pay an additional fee equivalent to 3.75% of all amounts received by the Company in excess of $3.0 million, in perpetuity.

On April 25, 2016, the Company entered into a consulting agreement with Torreya, under which Torreya agreed to provide financial advisory services for financing activities. In exchange for these services, the Company is required to pay a fee on all funding received by the Company as a result of assistance provided by Torreya. Torreya’s fee would be equal to 5% of gross funding received by the Company up to $20 million plus 3.5% of any proceeds received in excess of $20 million. Total fees incurred by the Company to Torreya pursuant to this agreement during the fiscal year ended July 31, 2017 amounted to $687.5 thousand, while no such fees were incurred by the Company during fiscal year 2016. As of July 31, 2017, the Company had recorded an accrued liability of approximately $928.5 thousand relating to fees owed to Torreya.

On September 8, 2017, the Company and Torreya entered into the Supplemental Engagement Letter to provide financial advisory services with respect to the licensing of the intellectual property rights to develop and commercialize certain products with Adapt Pharma Operations Limited, an Ireland based pharmaceutical company ("Adapt"). The revised engagement amends total consideration as follows: (i) an aggregate of $300 thousand in cash payments to be paid by the Company to Torreya in three equal installments over a 16-month period; (ii) shares of Common Stock, equal to an aggregate value of $300 thousand, to be issued by the Company to Torreya in three equal installments over a 16-month period; (iii) if the Earn Out Milestone Payment is paid under the SWK Agreement, approximately $140.6 thousand, or 3.75% of the Earn Out Milestone Payment (as defined in the SWK Agreement), shall be paid by the Company to Torreya within 15 days of the date that the Earn Out Milestone (as defined in the SWK Agreement) has been paid to the Company; (iv) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment (as defined in the SWK Agreement) is paid, Torreya shall receive 3.375% of the Total Consideration (as defined in the 2014 Agreement) received thereafter or 3.5625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date (as defined in the SWK Agreement) as per the terms of the SWK Agreement; and (v) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment has not been paid, Torreya shall receive 3.45525% of the Total Consideration received thereafter or 3.602625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date as per the terms of the SWK Agreement. Payments made by the Company in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the ten trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017.

The Company had $639 thousand recorded as a liability as of December 31, 2017. During March and May 2018, the Company made payments to Torreya in the amounts of $205 thousand and $58 thousand, respectively representing 3.375% of the milestone payments the Company received from Adapt in March and May of 2018. As of June 30, 2018, the Company had a liability of $375 thousand owed to Torreya as a current liability, because it was due and payable to Torreya within 12 months of June 30, 2018.

During the three and six months ended June 30, 2018, the Company recorded zero additional expense related to Torreya. The Company recorded $328 thousand and $412 thousand of fees for the three and six months ended June 30, 2017.
Exclusive License and Collaboration Agreement
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $85.1 thousand. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of approximately $83.3 thousand. The Company expensed the entire $83.3 thousand as non-cash expense during the three months ended March 31, 2017.
As of March 31, 2018, the Company was required to issue an additional 37,866 shares of its unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares on the receipt of cumulative royalty payments of $2 million from Adapt and milestone payments from Adapt with respect to first achieving the milestones of the first $30 million, $40 million, $55 million and $75 million of Net NARCAN Sales. The shares that were issuable as of March 31, 2018, were valued using the March 29, 2018 closing stock price of the Company's Common Stock of $19.18 per share, which resulted in an aggregate value of approximately $726 thousand. On April 19, 2018 the The Company issued 37,866 shares of common stock. For the six months ended June 30, 2018 the Company recorded total non-cash expense of $776 thousand, of which $726 thousand was recorded to research and development expense and $50 thousand was recorded to other expense.
Heroin In-License Vaccine
In October 2016, the Company in-licensed a heroin vaccine from the Walter Reed Army Institute of Research ("Walter Reed"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. The Company paid $60 thousand in cash to Walter Reed, of which $50 thousand was a non-recurring execution fee and the remaining $10 thousand was the minimum annual royalty for the period of September 2017 through August 2018. The $10 thousand minimum annual royalty was recorded as a prepaid expense and is being expensed at the rate of $833 per month, beginning in September 2017 and ending in August 2018. The Company recorded $5 thousand in expense during the six months ended June 30, 2018. There was no expense recorded during the six months ended June 30, 2017.
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

As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the six months ended June 30, 2018, the Company recorded no additional expense associated with the License Agreement.
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
Research and Development Agreement
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. The Company had previously purchased approximately $100 thousand of research and development supplies in relation to the Renaissance Agreement (see Note 3 - Prepaid Expenses and Other Current Assets). During the six months ended June 30, 2018, the Company recorded expense in the amount of $199 thousand related to the product development work.
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

As of June 30, 2018, the Company had an accrued liability of approximately $962 thousand, which represents the amount the Company must pay to Mr. Pollack no later than September 14, 2018.
Facility Leases
The Company’s headquarters through August 31, 2017 were located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, CA 90401 and were leased for $5,056 per month. The lease with Premier Business Centers, LLC (“Premier”), was terminated by the Company effective September 30, 2017. On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and will end on August 31, 2018. The monthly rent for August 2017 was $5,000 and the monthly rent for the duration of the term is $9,000, plus any related operating expenses and taxes. Commencing September 1, 2017, the Company’s headquarters are located at this location.

On April 20, 2017, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 83 Baker Street, London, England, W1U 6AG. Per the terms of the Office Service Agreement, the first month’s rent is £2,473 with monthly rental payments of £7,521 thereafter. The Company was required to pay a security deposit of £15,042, which is the equivalent of two months of rent. The Office Service Agreement commenced on May 22, 2017 and effective May 31, 2018 continues on a month-to-month basis with either party being able to terminate the agreement by providing three months' advance written notice of termination.

During the six months ended June 30, 2018, the Company incurred approximately $144 thousand of rent expense as compared to approximately $66 thousand during the six months ended June 30, 2017.

Note 10. Subsequent Events

From July 1, 2018 through July 30, 2018, the Company sold 111,020 shares of its Common Stock under the Sales Agreement. The Company received gross proceeds of $1.7 million and paid commissions of $51 thousand, resulting in net proceeds of $1.65 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto in this Report, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-KT for the five months ended December 31, 2017 (the "Form 10-KT"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-KT. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
Change in Fiscal Year
On December 8, 2017, the Board of Directors of Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”), acting pursuant to Section 5.1 of our Bylaws, approved a resolution changing our fiscal year-end from July 31 to December 31. We made this change to align our fiscal year end with other companies within our industry.
Overview
We are a specialty pharmaceutical company developing pharmacological treatments for addiction and drug overdose. We were incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, we changed our name to Lightlake Therapeutics Inc. In January 2016, we again changed our name to Opiant Pharmaceuticals, Inc. Our fiscal year end is December 31.
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
We developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was conceived, developed, licensed and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is commercialized by Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. We plan to replicate this relatively low cost business strategy primarily through developing pharmacological treatments for addiction and drug overdose. We primarily aim to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with larger market opportunities and with the potential to self-commercialize in the fields of addictions and related disorders.
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

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues
Royalty and licensing revenue	$3,053	$3,750	$(697)	$4,702	$3,750	$952
Treatment investment revenue	53	22	31	107	33	74
Grant revenue	44	—	44	44	—	44
Total revenue	3,150	3,772	(622)	4,853	3,783	1,070
Operating expenses
General and administrative	2,857	1,850	1,007	5,822	3,708	2,114
Research and development	1,616	1,383	233	4,036	2,272	1,764
License fees	—	—	—	5,625	—	5,625
Selling expenses	—	328	(328)	—	413	(413)
Total operating expenses	4,473	3,561	912	15,483	6,393	9,090
Income (loss) from operations	(1,323)	211	(1,534)	(10,630)	(2,610)	(8,020)
Other income (expense)
Interest income, net	6	12	(6)	11	21	(10)
Loss on settlement of liability	(50)	—	(50)	(50)	—	(50)
Gain (Loss) on foreign exchange	(30)	16	(46)	(38)	31	(69)
Total other income (expense)	(74)	28	(102)	(77)	52	(129)
Income (loss) before provision for income taxes	(1,397)	239	(1,636)	(10,707)	(2,558)	(8,149)
Provision for income taxes	—	—	—	33	—	33
Net income (loss)	$(1,397)	$239	$(1,636)	$(10,740)	$(2,558)	$(8,182)

Comparison of Three Months ended June 30, 2018 to the Three Months ended June 30, 2017

Revenues

We recognized $3.2 million and $3.8 million of revenue during the three months ended June 30, 2018 and 2017, respectively.  For the three months ended June 30, 2018 we recognized $3.1 million of revenue from the license agreement between us and Adapt, $53 thousand from treatment investment revenue from our BED program, and $44 thousand from our grant with NIDA. For the three months ended June 30, 2017 we recognized $3.8 million of revenue from the sale to SWK of our right to receive royalties (as defined in the SWK Purchase Agreement) arising from the sale, by Adapt, of our NARCAN® (naloxone hydrochloride) Nasal Spray.

General and Administrative Expenses

Our general and administrative expenses were $2.9 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. The increase of $1.0 million was primarily due to a $0.7 million increase associated with stock based compensation expense and a $0.3 million increase attributed to employee salaries and related expense during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Research and Development Expenses

Our research and development expenses were $1.6 million and $1.4 million during three months ended June 30, 2018 and 2017, respectively. Stock based compensation expense increased by $0.4 million and personnel and related expense increased by $0.3 million, offset by a $0.5 million reduction in third party expenses associated with our research and development programs.

License fees

There were no license fees during the three months ended June 30, 2018 and June 30, 2017.

Selling Expenses

Our selling expenses were zero and $0.3 million for three months ended June 30, 2018 and 2017, respectively. The decrease was due to our not incurring any additional selling expenses related to our NARCAN product during the three months ended June 30, 2018.

Other Income (expense)
During three months ended June 30, 2018, other expense increased to $74 thousand from other income of $28 thousand during the three months ended June 30, 2017. The increase in expense was due a $50 thousand loss on liability settlement, a decrease of $46 thousand in foreign exchange gain, and a $6 thousand decrease in interest income due to lower interest earned on cash balances.

Comparison of Six Months ended June 30, 2018 to the Six Months ended June 30, 2017

Revenues

We recognized 4.9 million and $3.8 million of revenue for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 we recognized $4.7 million of revenue from the license agreement between us and Adapt, $0.1 million from treatment investment revenue from our BED program, and $44 thousand from our grant with NIDA. During the six months ended June 30, 2017 we earned $3.8 million from the sale to SWK of our right to receive royalties arising from the sale, by Adapt, of our NARCAN® Nasal Spray.

General and Administrative Expenses

Our general and administrative expenses were $5.8 million and $3.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase of $2.1 million was primarily due to a $1.6 million increase associated with stock based compensation expense, and $0.5 million increase in corporate overhead.

Research and Development Expenses

Our research and development expenses were $4.0 million and $2.3 million during the six months ended June 30, 2018 and 2017, respectively. The increase of $1.7 million was attributed to a $0.7 million increase in stock based compensation expense, a $0.6 million increase in personnel and related expense, and a $0.4 million increase in third party expenses associated with research and development programs.

License fees

We recorded $5.6 million associated with license fees incurred during the six months ended June 30, 2018. The license fees relate to the License Agreement with Adapt. There were no license fees for the six months ended June 30, 2017.

Selling Expenses

Our selling expenses were zero and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was due to us not incurring any additional selling expenses related to our NARCAN product during the six months ended June 30, 2018.

Other Income (expense)

During the six months ended June 30, 2018, other expense increased to $77 thousand from other income of $52 thousand during the six months ended June 30, 2017. The increase in expense was due to a $50 thousand loss on liability settlement, $69 thousand decrease in foreign exchange gain and a $10 thousand decrease in interest income due to lower interest earned on cash balances.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$678	$(5,605)
Net cash provided by financing activities	$2,451	$—

Net cash provided by (used in) operating activities

During the six months ended June 30, 2018, net cash provided by operating activities was $0.7 million, which was primarily due to a $8.7 million reduction of accounts receivable, $3.1 million associated with stock based compensation, and $0.8 million for issuance of stock for services, offset by the net loss of $10.7 million and a $1.2 million decrease in working capital items.

During the six months ended June 30, 2017, net cash used in operating activities was $5.6 million which was primarily due to the net loss of $2.6 million and a net decrease of $4.1 million in working capital, which was partially offset with stock based compensation of options and warrants of $1.0 million.

Net cash provided by financing activities

During the six months ended June 30, 2018, net cash provided by financing activities was $2.5 million, which was primarily attributed to the sale of Common Stock. There were no financing activities for the six months ended June 30, 2017.

Plan of Operation

During the fiscal year ending December 31, 2018, we plan to broaden our product pipeline and anticipate commencing further trials based on our existing as well as potential patents.

In March 2017, we initiated a Phase II clinical trial evaluating our novel nasally-delivered opioid antagonist candidate, OPNT001, as a potential treatment for BN. We also plan to advance OPNT002, for the treatment of AUD, into additional clinical trials, and progress our drug development program for the heroin vaccine, which is currently in pre-clinical testing.

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

We have full commercial rights to OPNT003 and on April 17, 2018 we were awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse. The grant provides us with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003.

In October 2017, we entered into a Sales Agreement with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC on March 19, 2018. We agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During the six months ended June 30, 2018, we sold 128,250 shares of our Common Stock and received net proceeds of $2.5 million, after deducting sales commissions.

During the year ended July 31, 2017, we received $17.46 million in milestone and royalty payments under the SWK Agreement. In December 31, 2017, we received $5.3 million from the exercise of warrants by two stockholders. In addition, for the six months ended June 30, 2018, we received net milestone and royalty payments of $7.8 million under the License Agreement. Lastly, during the six months ended June 30, 2018, we received net proceeds of 2.5 million under the Sales Agreement. These payments have increased liquidity in order to provide sufficient working capital for us to continue the advancement of our programs. Lastly, as our Common Stock is now listed on the Nasdaq Capital Market, we will have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means.  We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We recognize revenues from grants in the period during which the related costs are incurred, provided that the conditions under which the grants were provided have been met and only perfunctory obligations are outstanding.

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
There are no performance obligations by the Company and the Company is paid accordingly by the royalty report provided by Adapt on quarterly basis. There is no disaggregation of revenue given that the licensing revenue is based on one agreement and the nature and timing of revenue is predicated on the Adapt's delivery of the royalty report. In regards to treatment revenue, the Company received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of the Company. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Once the option has expired, the Company determined its performance obligations under the agreement which typically is to perform R&D services related to treatments and recognizes revenue over a period of time which is usually the expected research and development period. The treatment revenue is disaggregated by program treatments. (See Note 6 to the Condensed Consolidated Financial Statements - Deferred Revenue).

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

We could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the six months ended June 30, 2018, we received $7.8 million of milestone payments and recognized royalty revenues of approximately $4.7 million pursuant to the License Agreement.

We recognize revenue for fees related to participation in the initial development plan and joint development once the fee is received and we have performed the required services for the period.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the six months ended June 30, 2018 and 2017.

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

On May 30, 2013, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”)) for additional funding from Potomac in the amount of $150 thousand for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product, in exchange for an additional 1.5% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until July 5, 2018, to buy back all or any portion of the interest from Potomac at the price of $150 thousand for the full 1.5% interest (the “Potomac Interest No. 2 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 2 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than 4.25 years from the date of the investment, we will pay Potomac 3.15 times the Potomac Interest No. 2 Buyback Amount.

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

A summary of the investor agreements is below:

On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized approximately $40 thousand as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 0.5% Investor Interest terminated by its terms. During the six months ended June 30, 2018, we recognized approximately $30 thousand as treatment investment revenue.

On September 17, 2014, we entered into an agreement with Potomac for additional funding in the amount of $500 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 1.0% interest in our BED Treatment Product and pay Potomac an additional 1.0% of the BED Net Profit in perpetuity. Because the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor had a 60-day option to exchange its entire 1.0% interest for 62,500 shares of our Common Stock. The option expired unexercised. During the six months ended June 30, 2018, we recognized approximately $78 thousand as treatment investment revenue.

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

Royalty Payable

As summarized above, we agreed to provide investors with interest in the OORT Net Profit generated from our OORT Product in perpetuity. As of December 31, 2017, we determined an OORT Net Profit as a result of NARCAN sales reported by Adapt. As of June 30, 2018, we had a royalty payable of $0.7 million to certain Net Profit Partners. For the six months ended June 30, 2018 we paid $673 thousand to the OORT Net Profit investors based on net milestone and royalty payments of $7.8 million received from Adapt during the six months ended June 30, 2018.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the it is a smaller reporting company.
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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for above and the litigation described under the section Legal Proceedings in the Company's 10-KT filed on March 13, 2018, which had no update during the three months ended June 30, 2018, the Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. Furthermore, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $5.2 million, in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Our product pipeline includes pre-clinical product candidates, such as a vaccine for heroin addiction. We may not be successful in completing the pre-clinical work required for these product candidates, the clinical trials necessary for obtaining market approval, or being able to commercially launch these product candidates.

In October 2016, we licensed a vaccine to treat heroin addiction from the Walter Reed Army Institute of Research, or Walter Reed. This is an early stage asset and requires significant additional pre-clinical research and development before human testing may be initiated. We plan to work closely with scientists at Walter Reed in order to advance the program into the clinic and determine if this vaccine is safe and effective in a patient population. As a result, we may be unable to obtain sufficient pre-clinical data to apply for, or gain, the requisite authorizations to commence human clinical testing on either this asset or other pre-clinical assets we may pursue. However, if we are successful moving a pre-clinical program into humans, the ultimate success of any development program is uncertain. If we obtain positive clinical data for either this or other pre-clinical assets we may develop, there will be a significant time lag before the asset gains regulatory approval or commercialization may begin, if ever.

The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of our products and product candidates. In particular, patent protection is important in the development and eventual commercialization of our products and product candidates. Patents covering our products and product candidates normally provide market exclusivity, which is important in order for our products and product candidates to become profitable. Certain of our patents will expire in the next 17 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices. In July 2018, Teva obtained tentative regulatory approval from the FDA to market a generic version of NARCAN pending the outcome of the current ongoing litigation that we have with Teva on our NARCAN patents.
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

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, we expect to generate revenues from NARCAN, for which we are dependent on many factors, including the performance of our licensing partner Adapt and competition in the market. In addition, we have no experience in commercializing on our own and face a number of challenges with respect to commercialization efforts, including, among other challenges:

•	having inadequate financial or other resources to complete the development of our product candidates;

•	competition in the market from new competitive drugs or generic drugs, including the generic drug that could be marketed by Teva, which they recently received approval from the FDA;

•	the inability to manufacture our products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the inability to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept our treatments;

•	we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BN, AUD, and OUD may reduce the demand for our products;

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

The following risk factor provided in the Form 10-KT is no longer applicable. A Cantor Fitzgerald analyst initiated coverage of the Company's stock in the quarter ended June 30, 2018.

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
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
On April 19, 2018, the Company issued 37,866 shares of its unregistered Common Stock pursuant to the LOI dated November 19, 2015 (see Note 9 - Commitments). The Company received no proceeds from the issuance of these shares.
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

OPIANT PHARMACEUTICALS, INC.

August 9, 2018	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2018	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)