Form 10-Q
period 2018-09-30
OPIANT PHARMACEUTICALS, INC.
filed 2018-11-07
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

As of November 5, 2018, the registrant had 3,834,542 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$24,825	$8,116
Accounts receivable	4,112	11,697
Deferred financing costs	—	209
Prepaid and other current assets	346	733
Total current assets	29,283	20,755

Other assets
Computer equipment - net of accumulated depreciation	—	1
Patents and patent applications - net of accumulated amortization	16	17

Total assets	$29,299	$20,773

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,318	$3,157
Accrued salaries and wages	948	713
Royalty payable	800	1,408
Deferred revenue	660	379
Total current liabilities	3,726	5,657

Long-term liabilities
Deferred revenue	402	2,116
Total long-term liabilities	402	2,116

Total liabilities	$4,128	$7,773

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 3,795,429 shares issued and outstanding at September 30, 2018 and 2,535,766 shares issued and outstanding at December 31, 2017	4	2
Additional paid-in capital	90,050	66,223
Accumulated deficit	(64,883)	(53,225)
Total stockholders' equity	25,171	13,000

Total liabilities and stockholders' equity	$29,299	$20,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Royalty and licensing revenue	$4,185	$—	$8,887	$3,750
Treatment investment revenue	63	22	170	54
Grant revenue	118	—	163	—
Total revenue	4,366	22	9,220	3,804

Operating expenses
General and administrative	3,398	2,175	9,220	6,295
Research and development	1,908	691	5,945	2,963
License fees	—	—	5,625	—
Total operating expenses	5,306	2,866	20,790	9,258

Loss from operations	(940)	(2,844)	(11,570)	(5,454)

Other income (expense)
Interest income, net	20	7	31	29
Loss on settlement of liability	—	(33)	(50)	(33)
Gain (Loss) on foreign exchange	2	11	(36)	41
Total other income (expense)	22	(15)	(55)	37

Loss before provision for income taxes	(918)	(2,859)	(11,625)	(5,417)

Provision for income taxes	—	550	33	550

Net loss	$(918)	$(3,409)	$(11,658)	$(5,967)

Net loss per share of common stock:
Basic and Diluted	$(0.32)	$(1.68)	$(4.32)	$(2.96)
Weighted average shares outstanding used to compute net loss per share:
Basic and Diluted	2,871,042	2,026,477	2,698,532	2,018,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(11,658)	$(5,967)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2	5
Stock based compensation from issuance of options	4,642	1,189
Stock based compensation from issuance of warrants	—	229
Issuance of common stock for services	782	98
Loss on settlement of liability	50	33
Change in assets and liabilities:
Accounts receivable	7,585	—
Prepaid and other current assets	387	(425)
Accounts payable and accrued liabilities	(2,497)	1,198
Accrued salaries and wages	235	(2,752)
Deferred revenue	167	(54)
Net cash used in operating activities	(305)	(6,446)

Cash flows provided by financing activities
Proceeds from issuance of warrants	34	—
Proceeds from issuance of common shares	17,153	—
Finance costs	(173)	—
Net cash provided by financing activities	17,014	—

Net increase (decrease) in cash and cash equivalents	16,709	(6,446)
Cash and cash equivalents, beginning of period	8,116	13,200
Cash and cash equivalents, end of period	$24,825	$6,754

Non-Cash Transactions
Issuance of Common Shares to Net Profit Partner	$1,600	$—
Offset of deferred financing costs against APIC	$209	$—
Issuance of common stock as settlement of accrued liability	$—	$100
Forgiveness of related party debt	$—	$762

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

The Company conceived, developed and licensed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt Pharma Operations Limited (“Adapt”), an Ireland-based pharmaceutical company. In October 2018, Emergent BioSolutions, Inc. completed its acquisition of Adapt. The Company plans to replicate this relatively low cost business strategy primarily through developing nasal opioid antagonists in the fields of addiction and drug overdose. The Company primarily aims to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with larger market opportunities and with the potential to self-commercialize in the fields of addiction and drug overdose.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2018 and December 31, 2017, results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $24.8 million and $8.1 million at September 30, 2018 and December 31, 2017, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the nine months ended September 30, 2018, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Earnings (Loss) Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017 excludes 3.7 million and 4.1 million shares, underlying stock options and warrants, respectively, because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

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

The Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to its consolidated statements of operations for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Prepaid Expenses and Other Current Assets

As of September 30, 2018, the Company had approximately $346 thousand recorded as prepaid expenses and other current assets. Of this amount, approximately $22 thousand is the amount of remaining prepaid expense related to Renaissance Lakewood, LLC ("Renaissance") (see Note 9 - Commitments). Per the terms of its agreement with Renaissance, the Company was obligated to make a $245 thousand deposit during 2017 to fund the initial costs of the product development work to be performed by Renaissance on behalf of the Company.

As of September 30, 2018, the Company has prepaid insurance in the amount of $104 thousand.

During the year ended December 31, 2017, the Company purchased approximately $100 thousand of research and development supplies related to the above referenced product development work being performed by Renaissance. As provided under the agreement with Renaissance, the Company is obligated to pay for all supplies and materials that are needed to complete this product development work. As of September 30, 2018 and December 31, 2017, the amount of remaining prepaid expense was $76 thousand and $100 thousand, respectively because it is estimated that these supplies will be used within 12 months of the reporting date.

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
On February 28, 2018, the Company was notified that Adapt had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt had invoked its right under Section 5.5 of that certain License Agreement, dated as of December 15, 2014 (the “Initial License Agreement”), by and between the Company and Adapt, as amended (the “License Agreement”), to offset 50%, or $6,250,000, of the payment paid to such Third Party from the amounts payable by Adapt to the Company (under the License Agreement) and to SWK (under the SWK Purchase Agreement). To the extent that the license agreement which Adapt has entered into with the Third Party requires additional payments that fall under the scope of Section 5.5 of the License Agreement, Adapt may seek from the Company future payment offsets of up to 50% of such amounts that Adapt pays to such Third Party. In accordance with the License Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without the consent of the Company. Under the License Agreement, royalty or milestone payments for a calendar quarter are payable from Adapt to the Company, and Adapt may not deduct more than 50% of the amount payable for that calendar quarter. The Company has not been given access to the license agreement between Adapt and the Third Party and Adapt may not give the Company notice of any future offset payments until they are incurred. The Company is not aware of any potential offset payments related to the three months ended September 30, 2018.
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
At September 30, 2018, the Company recorded $4.1 million as a receivable relating to royalty revenue recognized during the three months ended September 30, 2018.
Note 6. Deferred Revenue

On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. The Company recognized approximately $14.4 thousand and $21.7 thousand of revenue relating to the agreement for the three month period ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017 the Company recognized approximately $43.4 thousand and $54.3 thousand of revenue related to the agreement, respectively.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. During the three and nine months ended September 30, 2018, the Company recognized revenue of approximately $39.2 thousand and $117.6 thousand, respectively related to this agreement. The Company recognized no revenue for the three and nine months ended September 30, 2017.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. As of September 30, 2018, the Company recognized $8.9 thousand of revenue related to this agreement.

On September 22, 2015, the Company received a $1.6 million commitment from the Foundation which later assigned its interest to Valour in October 2016, from which the Company had the right to make capital calls from the Foundation for the research, development, and any other activities connected to the Company’s opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns 2.1333% interest in the Certain Studies Products Net Profit (the “2.1333% Interest”). The “Certain Studies Net Profit” is defined as any pre-tax revenue received by the Company that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by the Company in connection with the Certain Studies Products, including but not limited to an allocation of Company overhead based on the proportionate time, expenses and resources devoted by the Company to Certain Studies Product-related activities, which allocation shall be determined in good faith by the Company. Valour also has rights with respect to its up to a 2.1333% Interest if the Certain Studies Product is sold or the Company is sold. Additionally, the Company may buy back, in whole or in part, the 2.1333% Interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.1333% Interest for shares of the Common Stock of the Company at an exchange rate of one-tenth of a share for every dollar of its investment. On October 2, 2015, December 23, 2015, and May 28, 2016, the Company made capital calls of approximately $618 thousand, $715.5 thousand, and $266.5 thousand, respectively, from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. The Company will defer recording revenue until such time as Valour’s option expires or Valour’s right to exercise the option is eliminated by the achievement of certain milestones. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under Accounting Standards Codification (ASC) 605. In the event Valour chooses to exchange its 2.1333% Interest, in whole or in part, for shares of Common Stock of the Company, that transaction will be accounted for in a manner similar to a sale of shares of Common Stock for cash. As of September 30, 2018, no revenue had been recognized in relation to this agreement. During September 2018 Valour elected to exchange its interest for shares of Common Stock and accordingly the Company issued 160,000 shares of its Common Stock to Valour.

On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, (NIDA). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the nine months ended September 30, 2018 the Company received the first tranche cash draw of $500 thousand and recognized revenue of $163 thousand related to this grant.
On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. The Contract will provide approximately $611,000 for the project through September 30, 2019, with the balance to be funded over the following two years, subject to satisfactory project progress, availability of funds and certain other conditions. No revenue was recorded for the period ended September 30, 2018.

The following is a summary of the Company’s deferred revenue activity as of September 30, 2018:

(in thousands)	BED	Other Opioid Treatments	Grants	Total
Balance as of December 31, 2017	$895	$1,600	$—	$2,495
Converted to Equity	—	(1,600)	—	(1,600)
Increase to deferred revenue	—	—	500	500
Recognized as revenue	(170)	—	(163)	(333)
Balance as of September 30, 2018	$725	$—	$337	$1,062

As of September 30, 2018, the Company had recorded approximately $660 thousand of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. The remaining $402 thousand was recorded as a long-term liability as of September 30, 2018, as detailed in the following table:

(in thousands)	BED	Other Opioid Treatments	Grants	Total
Current portion	$323	$—	$337	$660
Long-term portion	402	—	—	402
Total	$725	$—	$337	$1,062

Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. As of December 31, 2017, the Company determined an OORT Net Profit as a result of NARCAN sales by Adapt and recorded a royalty payable of $1.4 million. As of September 30, 2018, the Company has a royalty payable of $800 thousand to all of the Net Profit Partners.

Note 8. Stockholders' Equity

Common Stock

During the nine months ended September 30, 2018, the Company issued 1,259,663 shares of Common Stock.

In October 2017, the Company entered into a Controlled Equity Offering SM sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as agent ("Cantor Fitzgerald"), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC on March 19, 2018. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. The Company sold

239,270 shares of Common Stock for gross proceeds of $4.31 million and received net proceeds of $4.18 million, after sales commissions, under the Sales Agreement during the nine months ended September 30, 2018. As of September 30, 2018, the Company does not have the ability to use the Controlled Equity Offering.

On September 27, 2018, the Company completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares its Common stock (including 105,882 shares purchased by Cantor Fitzgerald upon the exercise in full of its right to purchase up to an additional 105,882 shares to cover over-allotments) at a price of $17.00 per share. The Company received approximately $13.0 million of net proceeds from the offering after deducting sales commissions.

During the nine months ended September 30, 2018, the Company offset net financing proceeds received with $0.4 million of current and deferred financing costs. All deferred financing costs were offset against additional paid-in capital as of September 30, 2018. There were no additional deferred financing costs at September 30, 2018.

During the nine months ended September 30, 2018, the Company issued 3,400 shares of its Common Stock as a result of the exercise of stock purchase warrants with an exercise price of $10.00 per share for total proceeds of $34,000. During the nine months ended September 30, 2018 the Company issued 38,166 shares of its Common stock with an aggregate value of $782 thousand for services and 7,063 shares of its Common Stock for a cashless exercise of stock options. On September 5, 2018, the Company also issued 160,000 shares of Common Stock to Valour Fund, LLC, as a result of Valour's exercise of its option to exchange its interest in certain product revenues for Common Stock of the Company
Stock Options

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2017, the Company had granted Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,980,500 shares of the Company's Common Stock. During the nine months ended September 30, 2018, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the nine months ended September 30, 2018 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	2,980,500	$7.33	7.06	$46,606
Exercised	(15,000)	10.00
Forfeited	—	—
Outstanding at September 30, 2018	2,965,500	$7.32	6.33	$31,258
Exercisable at September 30, 2018	2,803,399	$7.20	6.19	$29,889

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of September 30, 2018 and changes during the nine months ended September 30, 2018 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	288,902	$7.87
Vested	(126,801)	$7.93
Non-vested at September 30, 2018	162,101	$7.82

During the nine months ended September 30, 2018 and 2017, the Company recognized approximately $751 thousand and $826 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of September 30, 2018, there was approximately $342.3 thousand of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

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

During the nine month period ended September 30, 2018, the Company granted 31,500 options to employees and certain Directors of the Board at exercise prices from $14.31 to $19.83, which represents the closing price of the Company's common stock on the date of the grant. These options were issued under the Company's 2017 Plan and have ten-year terms. The options vest over a period of one to four years. The Company valued these options using the Black-Scholes option pricing model and estimated the fair value of these options granted during the nine months ended September 30, 2018 to be $476,025.

The assumptions used in the valuation of options granted under the 2017 Plan during the nine months ended September 30, 2018 are as follows:

For the Nine Months Ended September 30, 2018
Market value of stock on measurement date	$14.31 to $24.84
Risk-free interest rate	2.47% to 2.89%
Dividend yield	—
Volatility factor	121% to 324%
Term	5.5 - 10 Years

Stock option activity for options granted under the 2017 Plan during the nine months ended September 30, 2018 is presented in the table below:

	Number of Shares Available	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at July 31, 2017	—	—	—
Total shares authorized	400,000	—	—
Granted	(214,000)	214,000	$37.62	9.71
Exercised	—	—	—
Forfeited	40,000	(40,000)	$49.93
Balance at December 31, 2017	226,000	174,000	$34.78	9.71
Annual additional options authorized	101,431	—	—
Granted	(188,550)	188,550	$23.49
Exercised	—	—	—
Forfeited	27,000	(27,000)	$24.84
Balance at September 30, 2018	165,881	335,550	$29.24	9.18	$50

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of September 30, 2018 and changes during the nine months ended September 30, 2018 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	174,000	$34.78
Granted	188,550	$23.19
Forfeited	(27,000)	$24.84
Balance at September 30, 2018	335,550	$29.07
Vested	(42,500)	35.01
Non-vested at September 30, 2018	293,050	$28.21

During the nine months ended September 30, 2018 and 2017, the Company recognized approximately $3.9 million and $362,986 of non-cash expense related to options granted under the 2017 Plan. As of September 30, 2018, there was approximately $4.5 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants

During the nine months ended September 30, 2018, the Company did not issue any warrants.

Warrant activity for the nine months ended September 30, 2018 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2017	357,010	$9.78	5.57	$4,708
Exercised	(3,400)	$10.00
Outstanding at September 30, 2018	353,610	$9.78	4.85	$2,857
Exercisable at September 30, 2018	353,610	$9.78	4.85	$2,857

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

On September 8, 2017, the Company and Torreya entered into the Supplemental Engagement Letter to provide financial advisory services with respect to the licensing of the intellectual property rights to develop and commercialize certain products with Adapt. The revised engagement amends total consideration as follows: (i) an aggregate of $300 thousand in cash payments to be paid by the Company to Torreya in three equal installments over a 16-month period; (ii) shares of Common Stock, equal to an aggregate value of $300 thousand, to be issued by the Company to Torreya in three equal installments over a 16-month period; (iii) if the Earn Out Milestone Payment is paid under the SWK Agreement, approximately $140.6 thousand, or 3.75% of the Earn Out Milestone Payment (as defined in the SWK Agreement), shall be paid by the Company to Torreya within 15 days of the date that the Earn Out Milestone (as defined in the SWK Agreement) has been paid to the Company; (iv) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment (as defined in the SWK Agreement) is paid, Torreya shall receive 3.375% of the Total Consideration (as defined in the 2014 Agreement) received thereafter or 3.5625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date (as defined in the SWK Agreement) as per the terms of the SWK Agreement; and (v) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment has not been paid, Torreya shall receive 3.45525% of the Total Consideration received thereafter or 3.602625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date as per the terms of the SWK Agreement. Payments made by the Company in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the ten trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017.

The Company had $639 thousand recorded as a liability as of December 31, 2017. For the nine months ended September 30, 2018 the Company made payments to Torreya totaling $344 thousand representing 3.375% of the milestone payments the Company received from Adapt during for the same period. As of September 30, 2018, the Company had a liability of $338 thousand owed to Torreya as a current liability, because it was due and payable to Torreya within 12 months of September 30, 2018.

During the three months ended September 30, 2018, the Company recorded $66 thousand of expense related to Torreya. The Company recorded $0 thousand and $412 thousand of fees for the three and nine months ended September 30, 2017.
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
As of March 31, 2018, the Company was required to issue an additional 37,866 shares of its unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares on the receipt of cumulative royalty payments of $2 million from Adapt and milestone payments from Adapt with respect to first achieving the milestones of the first $30 million, $40 million, $55 million and $75 million of Net NARCAN Sales. The shares that were issuable as of March 31, 2018, were valued using the March 29, 2018 closing stock price of the Company's Common Stock of $19.18 per share, which resulted in an aggregate value of approximately $726 thousand. On April 19, 2018 the Company issued 37,866 shares of Common Stock. For the nine months ended September 30, 2018 the Company recorded total non-cash expense of $776 thousand, of which $726 thousand was recorded to research and development expense and $50 thousand was recorded to other expense.
Heroin In-License Vaccine
In October 2016, the Company in-licensed a heroin vaccine from the Walter Reed Army Institute of Research ("Walter Reed"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. The Company paid $60 thousand in cash to Walter Reed, of which $50 thousand was a non-recurring execution fee and the remaining $10 thousand was the minimum annual royalty for the period of September 2017 through August 2018. The $10 thousand minimum annual royalty was recorded as a prepaid expense and is being expensed at the rate of $833 per month, beginning in September 2017 and ending in August 2018. The Company recorded $5 thousand in expense during the nine months ended September 30, 2018. There was no expense recorded during the nine months ended September 30, 2017.
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
As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License

Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the nine months ended September 30, 2018, the Company recorded $125 thousand of expense associated with the License Agreement.
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
Research and Development Agreement
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. The Company had previously purchased approximately $100 thousand of research and development supplies in relation to the Renaissance Agreement (see Note 3 - Prepaid Expenses and Other Current Assets). During the nine months ended September 30, 2018, the Company recorded expense in the amount of $396 thousand related to the product development work.
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

During September 2018, the Company paid $962 thousand to Mr. Pollack which represents the final amount due pursuant to the terms of the Separation Agreement.
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

During the nine months ended September 30, 2018, the Company incurred approximately $226 thousand of rent expense as compared to approximately $131 thousand during the nine months ended September 30, 2017.

Note 10. Subsequent Events

From October 1, 2018 through November 5, 2018 the Company issued 39,113 shares of its Common Stock related to stock option exercises.

On October 25, 2018, Emergent BioSolutions’ Adapt subsidiaries and Opiant (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Perrigo UK FINCO Limited Partnership (“Perrigo”) in the United States District Court for the District of New Jersey arising from Perrigo’s Abbreviated New Drug Application ("ANDA") filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the Patents-In-Suit, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. Emergent BioSolution Inc. continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.

On October 29, 2018 Craig Collard joined the Board of Directors of the Company. Mr. Collard will serve as a Class I director, with a term expiring at the annual meeting of stockholders to be held in 2021. Mr. Collard will serve on the Audit Committee and Nominating and Corporate Governance Committee of the Board. In addition, the Board determined that Mr. Collard qualifies as independent under the rules of the Nasdaq Stock Market.

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
We developed NARCAN® (naloxone hydrochloride) Nasal Spray, a treatment to reverse opioid overdose. This product was conceived, developed and licensed by Opiant and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is commercialized by Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. In October 2018, Emergent BioSolutions, Inc. completed its acquisition of Adapt. We plan to continue to develop pharmacological treatments for addiction and drug overdose. We primarily aim to identify and progress those drug development opportunities that have the potential to file additional New Drug Applications (“NDA”) with the FDA within three to five years, with large market opportunities and with the potential to self-commercialize.
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

Our current pipeline of product candidates includes pharmacological treatments for Bulimia Nervosa ("BN"), Alcohol Use Disorder ("AUD"), Opioid Use Disorder ("OUD") and a long acting Opioid Overdose Reversal ("OOR") product. We are also pursuing other treatment opportunities.

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
Royalty and licensing revenue	$4,185	$—	$4,185	$8,887	$3,750	$5,137
Treatment investment revenue	63	22	41	170	54	116
Grant revenue	118	—	118	163	—	163
Total revenue	4,366	22	4,344	9,220	3,804	5,416
Operating expenses
General and administrative	3,398	2,175	1,223	9,220	6,295	2,925
Research and development	1,908	691	1,217	5,945	2,963	2,982
License fees	—	—	—	5,625	—	5,625
Total operating expenses	5,306	2,866	2,440	20,790	9,258	11,532

Loss from operations	(940)	(2,844)	1,904	(11,570)	(5,454)	(6,116)
Other income (expense)
Interest income, net	20	7	13	31	29	2
Loss on settlement of liability	—	(33)	33	(50)	(33)	(17)
Gain (Loss) on foreign exchange	2	11	(9)	(36)	41	(77)
Total other income (expense)	22	(15)	37	(55)	37	(92)
Loss before provision for income taxes	(918)	(2,859)	1,941	(11,625)	(5,417)	(6,208)
Provision for income taxes	—	550	(550)	33	550	(517)
Net loss	$(918)	$(3,409)	$2,491	$(11,658)	$(5,967)	$(5,691)

Comparison of Three Months ended September 30, 2018 to the Three Months ended September 30, 2017

Revenues

We recognized $4.4 million and $22 thousand of revenue during the three months ended September 30, 2018 and 2017, respectively.  For the three months ended September 30, 2018 we recognized approximately $4.2 million of revenue from the license agreement between us and Adapt, $63 thousand from treatment investment revenue from our BED program, and $118 thousand from our grant with NIDA. For the three months ended September 30, 2017 we recognized $22 thousand of revenue from treatment investment revenue.

General and Administrative Expenses

Our general and administrative expenses were $3.4 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $1.2 million was primarily due to a $0.7 million increase associated with stock based compensation expense and a $0.5 million increase for general corporate expenses, including investor relations during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Research and Development Expenses

Our research and development expenses were $1.9 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively. Stock based compensation expense increased by $0.4 million, development and clinical trial expense increased by $0.5 million, and personnel and related expense increased by $0.3 million.

License fees

There were no license fees during the three months ended September 30, 2018 and September 30, 2017.

Other Income (expense)
During the three months ended September 30, 2018, other income was $22 thousand compared to other expense of $15 thousand for the three months ended September 30, 2017.

Comparison of Nine Months ended September 30, 2018 to the Nine Months ended September 30, 2017

Revenues

We recognized $9.2 million and $3.8 million of revenue for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 we recognized $8.9 million of revenue from the license agreement between us and Adapt, $0.2 million from treatment investment revenue from our BED program, and $163 thousand from our grant with NIDA. During the nine months ended September 30, 2017 we earned $3.75 million from the sale to SWK of our right to receive royalties arising from the sale, by Adapt, of our NARCAN® Nasal Spray, and $54 thousand from treatment investment revenue.

General and Administrative Expenses

Our general and administrative expenses were $9.2 million and $6.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase of $2.9 million was primarily due to a $2.3 million increase associated with stock based compensation expense, a $0.5 million increase in corporate expenses including investor relations and insurance expense and $0.1 million in personnel and related expenses.

Research and Development Expenses

Our research and development expenses were $5.9 million and $3.0 million during the nine months ended September 30, 2018 and 2017, respectively. The increase of $2.9 million was attributed to a $1.1 million increase in stock based compensation expense, a $1.1 million increase in personnel and related expense, and a $0.7 million increase in third party expenses associated with research and development programs.

License fees

We recorded $5.6 million associated with license fees incurred during the nine months ended September 30, 2018. The license fees relate to the License Agreement with Adapt. There were no license fees for the nine months ended September 30, 2017.

Other Income (expense)
During the nine months ended September 30, 2018, other expense was $55 thousand as compared to other income of $37 thousand during the nine months ended September 30, 2017. The increase of $92 thousand in comparable period over period expense was due to a $17 thousand increase in loss of liability settlement and a $77 thousand increase in loss on foreign exchange, which was partially offset by a $2 thousand increase in interest income.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(305)	$(6,446)
Net cash provided by financing activities	$17,014	$—

Net cash used in operating activities

During the nine months ended September 30, 2018, net cash used in operating activities was $0.3 million, which was primarily due to the net loss of $11.7 million and a decrease in accounts payable and accrued liabilities of $2.4 million mostly offset by $4.6 million associated with stock based compensation, $0.8 million for issuance of stock for services and a $8.4 million increase in other working capital items.

During the nine months ended September 30, 2017, net cash used in operating activities was $6.4 million which was primarily due to the net loss of approximately $6.0 million and a net decrease of $2.1 million in working capital items which was partially offset by stock based compensation of options and warrants and stock issued for services of $1.7 million.

Net cash provided by financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities was approximately $17.0 million and was primarily attributable to the sale of Common Stock. There were no financing activities for the nine months ended September 30, 2017.

Plan of Operation

During the fiscal year ending December 31, 2018, we plan to broaden our product pipeline and anticipate commencing further trials based on our existing, as well as potential, patents.

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

On September 19, 2018, we entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate our development of OPTN003. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential NDA submission for OPTN003 with the FDA. The contract will provide approximately $611,000 for the project through September 30, 2019, with the balance to be funded over the following two years, subject to satisfactory project progress, availability of funds and certain other conditions.

On September 27, 2018 the Company completed a secondary public offering of 811,764 shares of our Common Stock at $17.00 per share, resulting in net proceeds to the company of approximately $13.0 million after deducting the underwriters' discounts.

In October 2017, we entered into a Sales Agreement with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC on March 19, 2018. We agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During the nine months ended September 30, 2018, we sold 239,270 shares of our Common Stock and received net proceeds of $4.2 million after deducting sales commissions.

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

Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We recognize revenues from grants and contracts in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory obligations are outstanding.

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

We could also receive additional payments upon reaching various sales and regulatory milestones as well as royalty payments for commercial sales of NARCAN generated by Adapt. During the nine months ended September 30, 2018, we received $10.8 million in payments and recognized royalty revenues of approximately $8.9 million pursuant to the License Agreement.

We recognize revenue for fees related to participation in the initial development plan and joint development once the fee is received and we have performed the required services for the period.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the nine months ended September 30, 2018 and 2017.

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

A summary of the investor agreements is below:

On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized approximately $40 thousand as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 0.5% Investor Interest terminated by its terms. During the nine months ended September 30, 2018, we recognized approximately $43 thousand as treatment investment revenue.

On September 17, 2014, we entered into an agreement with Potomac for additional funding in the amount of $500 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 1.0% interest in our BED Treatment Product and pay Potomac an additional 1.0% of the BED Net Profit in perpetuity. During the nine months ended September 30, 2018, we recognized approximately $118 thousand as treatment investment revenue.

On July 20, 2015, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand. In exchange for this funding, we agreed to provide Potomac with an additional 0.50% interest in our BED Treatment Product and pay Potomac an additional 0.5% of the BED Net Profit in perpetuity. If the BED Treatment Product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, Potomac will have a 60-day option to exchange its 0.5% interest for 25,000 shares of our Common Stock. The option expired unexercised. During the nine months ended September 30, 2018, we recognized approximately $9 thousand as treatment investment revenue.

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618 thousand, $716 thousand, and $267 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. We will defer recording revenue until such time as Valour’s option expires or milestones are achieved that eliminates Valour’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement will be reviewed and evaluated under ASU 2014-09. In the event Valour chooses to exchange its 2.13% interest, in whole or in part, for shares of our Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash. During September 2018 Valour elected to exchange its interest for stock and accordingly we issued 160,000 shares of our Common Shares to Valour.

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

Royalty Payable

As summarized above, we agreed to provide investors with interest in the OORT Net Profit generated from our OORT Product in perpetuity. As of December 31, 2017, we determined an OORT Net Profit as a result of NARCAN sales reported by Adapt. As of September 30, 2018, we had a royalty payable of $0.8 million to all Net Profit Partners. For the nine months ended September 30, 2018 we paid $1,145 thousand to certain OORT Net Profit investors based on net milestone and royalty payments of $10.8 million received from Adapt during the nine months ended September 30, 2018.

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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.            Legal Proceedings.
On February 27, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “February 2018 Notice Letter”), that Teva had filed an Abbreviated New Drug Application ("ANDA") with the FDA seeking regulatory approval to market a generic version of NARCAN 2 mg/spray Nasal Spray before the expiration of the ‘644 patent and the ‘226 patent. The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable. On April 9, 2018, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA's filing of the Teva ANDA with the FDA with respect to the '644 and '226 patents.
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
On September 14, 2018, the Company and Adapt Pharma, Inc. (“Adapt”) received notice from Perrigo UK FINCO Limited Partnership (“Perrigo”), pursuant to 21 U.S.C. ß 355(j)(2)(B)(ii) (the “Notice Letter”), that Perrigo had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of U.S. Patent Nos. 9,211,253 (the “‘253 Patent” ), 9,468,747 (the “‘747 Patent” ), 9,561,177 (the “‘177 Patent” ), 9,629,965 (the “‘965 Patent” ) and 9,775,838 (the “‘838 Patent” ). The ‘253, ‘747, ‘177, ‘965 and ‘838 patents are listed with respect to NARCAN® in the FDA's Orange Book and expires on March 16, 2035. Perrigo's Notice Letter asserts that its generic product will not infringe the ‘253, ‘747, ‘177, ‘965 and ‘838 patents or that the ‘253, ‘747, ‘177, ‘965 and ‘838 patents are invalid or unenforceable. Pursuant to an Exclusive License Agreement, entered into on December 14, 2014, as amended, the Company has exclusively licensed the ‘253, ‘747, ‘177, ‘965 and ‘838 patents to Adapt.
On October 25, 2018, Emergent BioSolutions’ Adapt subsidiaries and Opiant (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the Patents-In-Suit, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. Emergent BioSolution Inc. continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.
Except for above and the litigation described under the section Legal Proceedings in the Company's 10-KT filed on March 13, 2018, which had no update during the three months ended September 30, 2018, the Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. Furthermore, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
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

In October 2016, we licensed a vaccine to treat heroin addiction from the Walter Reed Army Institute of Research ("WRAIR"). This is an early stage asset and requires significant additional pre-clinical research and development before human testing may be initiated. We plan to work closely with scientists at WRAIR in order to advance the program into the clinic and determine if this vaccine is safe and effective in a patient population. As a result, we may be unable to obtain sufficient pre-clinical data to apply for, or gain, the requisite authorizations to commence human clinical testing on either this asset or other pre-clinical assets we may pursue. However, even if we are successful moving a pre-clinical program into humans, the ultimate success of any development program is uncertain. If we obtain positive clinical data for either this or other pre-clinical assets we may develop, there will be a significant time lag before the asset gains regulatory approval or commercialization may begin, if ever.

The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of our products and product candidates. In particular, patent protection is important in the development and eventual commercialization of our products and product candidates. Patents covering our products and product candidates normally provide market exclusivity, which is important in order for our products and product candidates to become profitable. Certain of our patents will expire in the next 17 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices. In July 2018, Teva obtained tentative regulatory approval from the FDA to market a generic version of NARCAN pending the outcome of the current ongoing litigation that we have with Teva on our NARCAN patents.
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

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, we expect to generate revenues from NARCAN, for which we are dependent on many factors, including the performance of our licensing partner Adapt and competition in the market. In addition, we have no experience in commercializing on our own and face a number of challenges with respect to commercialization efforts, including, among other challenges:

•	having inadequate financial or other resources to complete the development of our product candidates;

•	competition in the market from new competitive drugs or generic drugs, including a generic drug that could be marketed by Teva, for which it recently received approval from the FDA;

•	the inability to manufacture our products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the inability to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept our treatments;

•	we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with BN, AUD, and OUD may reduce the demand for our products;

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

•
we may fail to obtain or maintain regulatory approvals for our products in our markets or may face adverse regulatory or legal actions relating to our products even if regulatory approval is obtained; and

•
we are dependent upon the results of clinical studies relating to our products and the products of our competitors. If data from a clinical trial is unfavorable, we would be reluctant to advance the specific product for the indication for which it was being developed.

If we are unable to meet any one or more of these challenges successfully, our ability to effectively commercialize our products could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Under our agreement with Adapt Pharma Operations Limited ("Adapt"), Adapt has the right to license third-party intellectual property which may result in a reduction of our potential royalty and milestone payments.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $6.5 million, in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
On April 19, 2018, the Company issued 37,866 shares of its Common Stock pursuant to the LOI dated November 19, 2015 (see Note 9 - Commitments). The Company received no proceeds from the issuance of these shares.
On September 5, 2018, the Company issued 160,000 shares of its Common Stock to the Valour Fund, LLC, as a result of Valour's exercise of its option to change its interest in certain product revenues for Common Stock of the Company (see Note 6 - Deferred Revenue).
Use of Proceeds
On September 27, 2018, the Company completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares its Common stock (including 105,882 shares purchased by Cantor Fitzgerald upon the exercise in full of its right to purchase up to an additional 105,882 shares to cover over-allotments) at a price of $17.00 per share.  The Company received approximately $13.0 million of net proceeds from the offering after deducting sales commissions and offering expenses. No payments for such expenses were made directly or indirectly to any of the Company’s officers or directors, to persons owning 10% or more of any class of our equity securities, or to any of the Company’s affiliates.
The shares of Common Stock were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-220976), which was declared effective by the Securities and Exchange Commission (the “SEC”) on November 7, 2017, as supplemented by a preliminary prospectus supplement, dated September 24, 2018, and a final prospectus supplement, dated September 25, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
There has been no material change in the planned use of proceeds from the offering as described in the final prospectus supplement filed with the SEC on September 26, 2018.

Item 3.     Defaults Upon Senior Securities.
None.

Item 4.            Mine Safety Disclosures.

Not applicable.

Item 5.            Other Information.

None.

Item 6.           Exhibits.
See the Exhibit Index on the page immediately following for a list of exhibits filed as part of this Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.84+	Development and Manufacturing Agreement between the Company and Aesica Queensborough Limited dated September 7, 2018.	8-K	001-38193	10.84	9/10/18
10.85+	Agreement for Reimbursement of Capital Expenditures and Service Fees between the Company and Aesica Queensborough Limited dated September 7, 2018.	8-K	001-38193	10.85	9/10/18
10.86+	Contract between the Company and Biomedical Advanced Research and Development Authority dated September 19, 2018.	8-K	001-38193	10.86	9/20/18
10.87	Director Agreement, effective June 12, 2018 by and between Opiant Pharmaceuticals, Inc. and Richard Daly.	8-K	001-38193	10.1	6/12/18
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Filed herewith

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

OPIANT PHARMACEUTICALS, INC.

November 7, 2018	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2018	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)