Form 10-K
period 2018-12-31
OPIANT PHARMACEUTICALS, INC.
filed 2019-03-21
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
As of June 30, 2018, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the shares of common stock on the NASDAQ Capital Market was approximately $39,182,880.
As of March 15, 2019, the registrant had 3,925,361 shares of common stock issued and outstanding.

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

ii

PART I
Item 1. Business.
Change in Fiscal Year

On December 8, 2017, the Board of Directors of Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”), acting pursuant to Section 5.1 of the Company’s Bylaws, approved a resolution changing the Company’s fiscal year end from July 31 to December 31. We made this change to align our fiscal year end with other companies within our industry. Certain information contained in this section will align with the Company's financial statement reporting for the year ended December 31, 2018, the five months ended December 31, 2017 and the fiscal year ended July 31, 2017.

Our Company
We are a specialty pharmaceutical company developing medicines for addictions and drug overdose. We were incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, we changed our name to Lightlake Therapeutics Inc. In January 2016, we again changed our name to Opiant Pharmaceuticals, Inc.

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

We developed NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It was originally marketed by Adapt. In October 2018, Emergent BioSolutions, Inc. ("EBS") completed its acquisition of Adapt.

Our current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). We are also pursuing other treatment opportunities within the addiction and drug overdose field.

We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Principal Products or Services and Markets
Opioid Overdose Reversal
Naloxone is a medicine that can reverse opioid overdose and until November 2015, was only approved by the FDA as an injection. Administered as a nasal spray, naloxone can be used more widely to prevent opioid overdose deaths.

In December 2014, we entered into a license agreement with Adapt (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt/EBS in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. Pursuant to the Adapt Agreement, Adapt received our global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing our treatment to Adapt/EBS, we could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. In February 2015, Adapt received “Fast Track” designation by the FDA and in July 2015, Adapt submitted a NDA to the FDA for NARCAN®. In November 2015, NARCAN® was approved by the FDA for the emergency treatment of a known or suspected opioid overdose. In May 2016, Adapt submitted a new drug submission ("NDS") for NARCAN® to Health Canada. In October 2016, Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN®.

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

In October 2016, one of our patents for NARCAN® became listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747, which patent expires on March 16, 2035.

On December 13, 2016 (the “SWK Closing Date”), we entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which we sold, and SWK purchased, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement, of NARCAN® or any other product, up to (i) $20,625,000 and then the Residual Royalty thereafter or (ii) $26,250,000 (the "Capped Royalty Amount"), if Adapt has received in excess of $25,000,000 of cumulative Net Sales (as defined in the SWK Purchase Agreement) for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the SWK Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK shall receive 10% of all Royalties; provided, however, if no generic version of NARCAN®N is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK shall receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the SWK Closing Date, then SWK shall receive 3.93% of all Royalties after such date. Under the SWK Purchase Agreement, we received an upfront purchase price of $13,750,000 less $40,000 of legal fees on the SWK Closing Date, and received an additional $3,750,000 from SWK on August 10, 2017 when the Earn Out Milestone was achieved (the “Purchase Price”).

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Purchase Agreement had been met. Consequently, the Company recognized 90% of the milestone payments and royalties earned during the five months ended December 31, 2017, after the Capped Royalty Amount was met, amounting to $11,696,676.

In addition, on December 13, 2016, in connection with the SWK Purchase Agreement, we entered into Amendment No. 1 to the Adapt Agreement (the “Adapt Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our intranasal naloxone opioid overdose reversal treatment (“OORT”). Under the terms of the Adapt Amendment, Adapt/EBS is required to use commercially reasonable efforts to commercialize OORT in the United States In the event that Adapt/EBS wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under such terms, we would receive an escalating double-digit percentage of all net revenue received by Adapt/EBS from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by Adapt/EBS from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

In January 2017, the FDA approved the 2mg formulation of NARCAN® for opioid-dependent patients expected to be at risk for severe opioid withdrawal in situations where there is a low risk for accidental or intentional opioid exposure by household contacts.

In March 2017, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent Numbers 9,480,644 and 9,561,177 covering methods of use for NARCAN®. In December 2018, the USPTO issued U.S. Patent, No. 10,085,937, covering methods of use for the four-milligram formulation of NARCAN® for the treatment of opioid overdose. These patents are listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, and expire on March 16, 2035.

OPNT003 - Intranasal Nalmefene for OOR

On February 12, 2018, we announced positive data from a Phase 1 clinical study of our product candidate OPNT003 (intranasal nalmefene) and provided an update at a meeting held on February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a potent long-acting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with the potential to submit a NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

Data generated in a Phase 1 study completed under a clinical trial agreement with the National Institute on Drug Abuse (“NIDA”) provided the basis for the FDA meeting. These preliminary data demonstrate that our intranasal nalmefene formulation containing a proprietary absorption enhancer (Intravail®, from Aegis Therapeutics) resulted in rapid increases in plasma levels with an onset faster than an intramuscular injection and a comparatively long half-life (6.7-7.8 hours). Naloxone, the only FDA medication currently approved to treat opioid overdose, has a half-life of approximately 2 hours.

We have full commercial rights to OPNT003 and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. The Contract will provide approximately$611,000 for the project through September 30, 2019, with the balance to be funded over the following two years, subject to satisfactory project progress, availability of funds and certain other conditions. In 2017, NIH leadership called for the development of a stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.

Synthetic opioids, such as fentanyl, are now responsible for more overdose deaths than either heroin or prescription opioids, with over 28,000 fatalities linked to synthetic opioids in 2017. Fentanyl and derivatives, such as carfentanil, are especially dangerous because of a long half-life of seven to ten hours that may require continuous monitoring of overdose victims and repeated dosing with naloxone to initially resuscitate a patient and to prevent relapse. A long-acting opioid overdose reversal drug may reduce this burden.

An easy-to-use nasal formulation of nalmefene with a rapid onset and long duration of action would be suitable for non-medically trained persons to administer. If approved by the FDA, OPNT003 may also be especially useful in rural areas, where a rapidly growing number of overdoses are occurring, and where access to emergency medical response may be delayed by hours. In addition, since high potency synthetic opioids, such as fentanyl, can be weaponized, OPNT003 may also be suitable as an antidote in a civilian mass casualty event.

OPNT001 - Intranasal Naloxone for Eating Disorders

Bulimia Nervosa ("BN") is a serious and potentially life-threatening eating disorder mainly affecting females.  BN is characterized by binge eating immediately followed by purging and other compensatory behaviors.  Patients are at greater risk of other psychiatric disorders including depression, anxiety and substance abuse. Company analysis estimates that there are 1 million patients with BN, yet fluoxetine is currently the only FDA approved medication to treat BN.  However, the remission rate with fluoxetine, both alone and combination with psychotherapy, ranges only between 19-41%.

The compulsive bingeing characteristic of BN has features in common with other addictive disorders, providing the basis for using opioid antagonists to mitigate their frequency.

In 2017 we initiated a Phase 2 clinical trial to evaluate OPNT001, nasal naloxone, as a potential treatment for BN. The Phase 2 randomized, double-blind, placebo-controlled study evaluated the safety and tolerability of OPNT001, as well as its impact on various clinical outcomes, including changes in eating behavior. The primary endpoint of the study is a reduction in binge eating days. The study includes a total of 86 patients across 19 clinical sites in the United Kingdom. Patient enrollment was completed on September 4, 2018.

On November 2, 2018, we announced the last patient, last visit was complete and we therefore expect to report results from this trial in the first quarter of 2019. See Note 17, Subsequent Events for discussion on results of the trial reported in February of 2019.

We have, in the past, and continue to review possible treatments for Binge Eating Disorder (“BED”). BED is the most common eating disorder in the U.S. Approximately 8 million Americans are diagnosed with BED and it is associated with obesity, yet Vyvanse (lisdexamfetamine dimesylate) is the only FDA approved pharmacotherapy. We consider OPNT001 to be a potentially suitable medicine for BED. It has a well-known safety profile and has the potential to block the reward that patients experience from bingeing.

OPNT002 - Nasal Naltrexone for Alcohol Use Disorder ("AUD")

We are developing OPNT002, nasal naltrexone for AUD. Alcohol triggers the release of naturally occurring endorphins, which then bind to the opioid receptors in the brain, leading to dopamine release in the brain's reward center.  Opioid antagonists are anticipated to reduce heavy drinking because they block these opioid receptors, which results in dampening of alcohol-induced dopamine release and reward. Naltrexone is currently approved by the FDA for the treatment of AUD as a tablet and depot injection. However, in contrast to current naltrexone formulations OPNT002 will be taken nasally on an "as needed" basis, in anticipation of drinking or once drinking has started in order to reduce alcohol intake.  We anticipate that taking our product on an as-needed basis could improve patient compliance and enable a patient to regain control of their drinking, especially in situations where heavy drinking is otherwise habitual. Furthermore, we expect patients to have high rates of adherence, because they will not be required to abstain and potentially go through detoxification and withdrawal prior to initiating OPNT002 therapy, unlike the typical situation with existing medicines for AUD.

We have generated encouraging Phase 1 clinical data demonstrating rapid intranasal absorption of OPNT002, which confirms its suitability for use on an as needed basis. High levels of naltrexone can be delivered within minutes, which is very important during a period of craving.  The Company has also received feedback from the FDA on the proposed 505(b)(2) development plan, which accepts a harm reduction-based primary endpoint rather than a primary endpoint based on abstinence.

There are approximately 16.3 million people in the U.S. who suffer from some form of AUD. According to the National Institute on Alcohol Abuse and Alcoholism, only 6.7% of these individuals receive treatment. Feedback from our primary market research strongly supports nasal naltrexone as a compelling product that could also be used in a primary care setting as well as by addiction specialists and in addiction treatment centers.

OPNT004 - Drinabant Injection for Acute Cannabinoid Overdose ("ACO")

On December 26, 2018, we entered into an exclusive global licensing agreement with Sanofi for the development and commercialization of drinabant for the treatment of acute cannabinoid overdose ("ACO"). We intend to develop drinabant, a selective, high affinity cannabinoid CB-1 receptor antagonist, as an injectable for administration in an emergency department setting.

ACO is most frequently linked to the ingestion of “edibles” containing large quantities of delta9-tetrahydrocannabinol (THC) and synthetic cannabinoids (often referred to as “K2” and “Spice”) that are more potent and less expensive than marijuana.  Edibles, sold as brownies, cookies and candies, pose particular risks for children, who can consume these by accident.  Based on 2014 rates from the National Emergency Department sample and United States Census Bureau figures, we estimate that ACO resulted in more than one million emergency department visits in the United States in 2016.  With an increasing number of states legalizing marijuana for personal and recreational use, ACO rates are expected to rise.  Features of ACO produced by edibles and synthetic cannabinoids can include psychosis, panic and anxiety, feelings of paranoia, agitation, visual and auditory hallucinations, nausea, vomiting and cardiac arrhythmias. These symptoms often require emergency medical attention and can take hours to days to resolve. There are currently no FDA approved treatments for ACO.

Opioid Use Disorder

OUD is a major global health issue, particularly in the United States, where opioid misuse, in particular involving opioid painkillers and subsequent addiction, has become widespread. Given the increase in prevalence, OUD has now been classified in the United States as a public health crisis. As prescription opioid painkillers have become more difficult to obtain due to tighter controls for distribution and prescribing, and abuse deterrent formulations have become available, there has been an increase in heroin use, which is cheaper and often easier to obtain than painkillers. At the same time, the availability and abuse of syntetic opiods, including fentanyl and its derivatives (fentanyl has been estimated to be at least 50 times more potent than heroin) has become more widespread, further driving the recent increase in deaths from opioid overdose in the US.

Current FDA approved treatments for opioid addiction are methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone (an opioid antagonist), available as both a tablet and depot injection. Most substitution therapies, are opioid-based treatments, which for many patients is undesirable, and there is frequently diversion and misuse of these treatments amongst patients with OUD. With respect to naltrexone based therapies, patients must undergo detoxification before initiating treatment, which for many patients severely limits compliance and willingness to undergo this method of treatment. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification and enabling patients to remain opioid-free is an attractive solution.

In October 2016, we in-licensed OPNT005, a heroin vaccine from Walter Reed Army Institute of Research (“WRAIR”). This is an early stage pre-clinical asset and requires further pre-clinical research before human testing. In October 2018, researchers at the U.S. Military HIV Research Program at the WRAIR and SUNY Upstate Medical University in Syracuse, NY, were awarded a grant by NIH to advance OPNT005, through Phase 1/2a clinical trials to assess its safety and efficacy.

On October 2, 2017, we announced a collaboration with Titan Pharmaceuticals, Inc. (“Titan”) to explore development of a novel approach to the prevention of opioid relapse and overdose in individuals with opioid use disorder.

Other Activities

On June 22, 2017, we entered into a license agreement with Aegis Therapeutics LLC ("Aegis") (the “Aegis License Agreement”) and a related supply agreement (the “Supply Agreement”) pursuant to which we were granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the Aegis License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Product”), in each case of (a) and (b) for any and all purposes. The Aegis License Agreement restricts our ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and we shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The Aegis License Agreement also restricts Aegis’s ability to compete with us worldwide with respect to the Exploitation (as defined in the Aegis License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without our prior written consent. The effective date of the Aegis License Agreement and the Supply Agreement is January 1, 2017.

As consideration for the grant of the License, we agreed to pay Aegis two upfront payments, of which we may elect to pay up to 50% by issuing our Common Stock to Aegis, with the number of shares to be issued equal to 75% of the average closing price of our Common Stock over the 20 trading days preceding the date of payment. The Aegis License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the Aegis License Agreement) of all Products during the Royalty Term (as defined in the Aegis License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by us, our sublicensees and affiliates. We shall also pay to Aegis a sublicense fee based on a sublicense rate to be negotiated in good faith by the parties. The Aegis License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The Aegis License Agreement shall expire upon the expiration of our obligation to pay royalties under such Aegis License Agreement; provided, however, that we shall have the right to terminate the License granted on a product-by-product or country-by-country basis upon 30 days’ prior written notice to Aegis.

Under the terms of the Supply Agreement, Aegis shall deliver to us any preclinical, clinical and commercial supply of the Excipients, which Aegis sources from various contract manufacturers. The Supply Agreement has a term of 20 years but shall terminate automatically in the event of expiration or termination of the Aegis License Agreement or at any time upon the written agreement of both parties. The Supply Agreement contains customary provisions relating to pricing for such materials, forecasts, delivery, inspection, indemnification, insurance and representations, warranties and covenants. The Supply Agreement includes technology transfer provisions for the transfer of all materials and know-how specific to the manufacturing of the Excipients that is necessary or useful for us to manufacture such Excipients. We do not have the right to manufacture such Excipients except in the event that Aegis is unable to supply and sell any portion of the material to us (subject to a 60-day cure period).

On July 14, 2017, we entered into a Research and Development Agreement (the “Renaissance Agreement”) with Renaissance Lakewood, LLC (“Renaissance”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of AUD (the "Renaissance Product") as provided in a proposal agreed upon by the parties. We will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to us under the Renaissance Agreement. We will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. We have the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. We have agreed to indemnify Renaissance in connection with claims arising out of any clinical trials, ownership, testing, use, application, consumption, distribution, marketing or sale of the Renaissance Product, or any violation or infringement of any patent, copyright or trademark from the use of our designated formula, component or artwork related to the Renaissance Product irrespective of whether we had knowledge of such infringement or violation. The Renaissance Agreement is effective until terminated by either party in accordance with its terms. We or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development. The Renaissance Agreement may be terminated by us, with or without cause, upon 45 days’ written notice. There are also mutual customary termination provisions relating to uncured breaches of material provisions. Renaissance may terminate the Renaissance Agreement in the event of bankruptcy of us or our failure for a period of 180 consecutive days to use commercially reasonable efforts to undertake or further activities to advance the possibility of the commercialization of a Renaissance Product.

On September 10, 2018, we entered into a development and manufacturing agreement for OPNT003 (intranasal nalmefene), a potent, long-acting opioid antagonist for the treatment of opioid overdose with Consort Medical plc ("Consort"), a leading contract development and manufacturing organization. Under this agreement, Aesica and Bespak, wholly-owned subsidiaries of Consort, will work with us to produce a pre-filled delivery nasal spray with nalmefene. As part of the agreement, Aesica will supply Opiant with clinical samples and registration batches for the purposes of performing clinical studies and obtaining regulatory approvals. Further, upon approval by the FDA, Aesica and Bespak will manufacture and supply the commercial device for us.

In November 2016, Opiant Pharmaceuticals UK Limited (“OPUK”) was incorporated under the Companies Act of 2006 as a private company. OPUK is a wholly-owned subsidiary of the Company and Dr. Roger Crystal, the Chief Executive Officer and a director of the Company, and David O'Toole, the Chief Financial Officer and Secretary, of the Company, serve as the sole directors of OPUK.

Competition

The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of substance use, addictive and eating disorders. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent. Some of these companies are larger and better-funded than us and there are no assurances that we can effectively compete with these competitors. Potential competitors include Emergent BioSolutions Inc., Amphastar, Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Teva, Shire PLC, Orexo AB, BioDelivery Services International, Inc., Braeburn Pharmaceuticals, Inc., INSYS Therapeutics, and BioCorRx, Inc.

With respect to NARCAN®, we face competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® with their naloxone injection. Kaléo competes with NARCAN® with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. Between 2016 and 2018, TEVA has filed ANDAs with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ‘253, '747, '177, '965, '644, and '226 patents, and in 2018 Perrigo UK FINCO Limited Partnership ("Perrigo") filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN before the expiration of the '253, '747, '177, '965, and '838 patents. Although NARCAN® was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition. For example, during 2018, both INSYS Therapeutics, Inc. and Orexo AB have announced the development of novel naloxone nasal spray formulations intended for use in opioid overdose reversal.

Patents and Proprietary Information

We have obtained and intend to actively seek to obtain, when appropriate, protection for our products and proprietary technology by means of United States and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. We have issued United States patents and pending United States patent applications, as well as pending foreign patent applications or issued foreign patents, relating to our marketed products and product candidates. We also have United States and foreign patent applications pending relating to novel product concepts. There can be no assurance that our patent applications will issue as patents or, with respect to our issued patents, that they will provide us with significant protection. The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope:

Product Group	Patent No.	Description	Patent Expiration	Publication No.
NARCAN® Nasal	10,085,937	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170071851
NARCAN® Nasal	9,211,253	IN naloxone for treatment of opioid overdose	March 16, 2035	US20150258019
NARCAN® Nasal	9,468,747	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160184294
NARCAN® Nasal	9,480,644	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160166503
NARCAN® Nasal	9,561,177	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160303041
NARCAN® Nasal	9,629,965	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170043107
NARCAN® Nasal	9,707,226	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170151231
NARCAN® Nasal	9,775,838	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170239241
NARCAN® Nasal	2,538,682	IN naloxone for treatment of opioid overdose	March 16, 2035	UK
NARCAN® Nasal	2,942,611	IN naloxone for treatment of opioid overdose	March 16, 2035	Canada

In addition to the patents and applications listed above, we have several pending, unpublished applications drawn to formulations, devices, and treatments of disorders, as well as additional continuation and divisional applications claiming the benefit of priority of applications listed above.

Research and Development

During the year ended December 31, 2018, the five months ended December 31, 2017, and the fiscal year ended July 31, 2017, we incurred research and development expenses of $8.5 million, $2.5 million and $3.2 million, respectively.

Regulation

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, safety, effectiveness, manufacturing changes, packaging, storage, record-keeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products. All of our foreseeable product candidates are expected to be regulated as drugs. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug and Cosmetic Act (“FFDCA”), implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. The processes for obtaining regulatory approval in the United States. and in foreign countries and jurisdictions, along with ongoing compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other regulatory requirements could adversely affect the commercialization of product candidates then being developed by us and our ability to receive product or royalty revenues.

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

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•	submission to the FDA of an Investigational New Drug ("IND"), which must become effective before human clinical studies may begin;

•	approval by an independent IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical studies according to Good Clinical Practice
("GCP") regulations, to establish the safety and efficacy of the proposed drug for its intended use;

•	preparation and submission to the FDA of an NDA;

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

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

•
Phase 2. Involves clinical studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•
Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

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

The United States government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our drugs and product candidates from coverage and limit payments for pharmaceuticals.

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
Employees
As of March 15, 2019, we had 16 full-time employees and no part-time employees. In addition, we have a number of outside consultants that are not on our payroll.

ITEM 1A.  RISK FACTORS
An investment in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider all of the information in this Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment.

Risks Related to our Business, Financial Condition and Capital Requirements

With the exception of the fiscal year ended July 31, 2017 and the five month transition period ended December 31, 2017, we have historically generated limited revenue to date and expect to incur significant operating losses for the foreseeable future.

As of December 31, 2018, we have an accumulated deficit of $74.4 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential challenges include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses for the foreseeable future and we also expect to experience negative cash flow for the foreseeable future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our securities. If we are unsuccessful in addressing these risks, then the Company will most likely fail.
We may not succeed in completing the development of our product candidates, commercializing our products, and generating significant revenues.

Our current pipeline includes medicines in development for OOR, AUD, OUD, ACO and additional treatment applications. Our products have generated limited revenues. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully complete the development of our product candidates, obtain market approval, successfully launch our products and generate significant revenues. On December 15, 2014, we and Adapt entered into the Adapt Agreement, as amended by the Adapt Amendment entered into between the parties on December 13, 2016, that provides Adapt, now a subsidiary of EBS, with a global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN®. The loss for any reason of Adapt/EBS as a key partner could have a significant and adverse impact on our business. If we are unable to retain Adapt/EBS as a partner on commercially acceptable terms, we may not be able to commercialize NARCAN® as planned and we may experience delays in or suspension of the marketing of NARCAN®.

The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, we expect to generate revenues from NARCAN®, for which we are dependent on many factors, including the performance of our licensing partner Adapt/EBS and competition in the market. In addition, we have no experience in commercializing on our own and face a number of challenges with respect to commercialization efforts, including, among other challenges:

•	having inadequate financial or other resources to complete the development of our product candidates;

•	the inability to manufacture our products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;

•	experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;

•	the inability to establish adequate sales, marketing and distribution channels;

•	healthcare professionals and patients may not accept our treatments;

•	we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;

•	technological breakthroughs in reversing opioid overdoses and treating patients with AUD, OUD and ACO may reduce the demand for our products;

•
changes in the market for reversing opioid overdoses and treating patients with AUD, OUD and ACO, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;

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

Given our lack of sufficient revenue and cash flow, we may need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

Since we may be unable to generate sufficient revenue or cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding to continue the development of our product candidates, build our sales and marketing capabilities, promote brand identity or develop or acquire complementary technologies, assets and companies, as well as for working capital requirements and other operating and general corporate purposes.

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

We depend on third parties in connection with our pre-clinical studies and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our product candidates.

We engage third parties to perform various aspects of our pre-clinical studies and clinical trials. For instance, on September 10, 2018, we entered into a development and manufacturing agreement for OPNT003 (intranasal nalmefene), a potent, long-acting opioid antagonist for the treatment of opioid overdose with Consort Medical plc ("Consort"), a leading contract development and manufacturing organization. Under this agreement, Aesica and Bespak, wholly-owned subsidiaries of Consort, will work with us to produce a pre-filled delivery nasal spray with nalmefene. As part of the agreement, Aesica will supply Opiant with clinical samples and registration batches for the purposes of performing clinical studies and obtaining regulatory approvals. We depend on these third parties to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical practices, and other regulatory requirements. Our reliance on these third parties for pre-clinical and clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, our pre-clinical studies and clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. For example, if Consort were to cease to be able to supply the device to us, our OPNT003 program would be delayed until we obtained an alternative source, which could take a considerable length of time. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will likely increase, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Further, upon approval by the FDA, Aesica and Bespak will manufacture and supply the commercial device for us. Third parties’ abilities to adequately and timely manufacture and supply our product candidates is dependent on the operation of their facilities which may be impacted by, among other things:

•	availability, performance, or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facility and those of contract manufacturer;

•	the performance of information technology systems;

•	compliance with regulatory requirements;

•	inclement weather and natural disasters;

•	changes in forecasts of future demand for product components;

•	timing and actual number of production runs for product components;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications; and

•	product quality success rates and yields.

If the efficient manufacture and supply of our product candidates is interrupted, we may experience delayed shipments or supply constraints, which may materially impact our ongoing and future pre-clinical studies and clinical trials.

Any contract manufacturer must undergo a potentially lengthy FDA approval process, as well as other regulatory approval processes, and are subject to continued review by the FDA and other regulatory authorities. It is a multi-year process to build and license a new manufacturing facility and it can take significant time to qualify and license a contract manufacturer.

If regulatory authorities determine that we or our contract manufacturer or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party service providers comply, or indefinitely. Because our third-party service providers are subject to the FDA and, potentially, in the future, foreign regulatory authorities, alternative qualified third-party service providers may not be available on a timely basis or at all. If we or our third-party service providers cease or interrupt production or if our third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, and supply constraints for our products.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $2.4 million, in the event of a termination of employment in connection with a change of control of the Company. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Under the Company's agreement with Adapt/EBS, they have the right to license third-party intellectual property which may result in a reduction of our potential royalty and milestone payments.

Under the Company's license agreement, with Adapt/EBS (the "Adapt Agreement"), Adapt/EBS may seek to license certain intellectual property held by a third-party that Adapt/EBS reasonably determines would be infringed upon through the performance of the Adapt Agreement or that Adapt/EBS otherwise determines is necessary or desirable for Adapt/EBS to perform its obligations under the Adapt Agreement. On March 18, 2019, the Company and Adapt/EBS entered into an amendment to the Adapt Agreement that clarifies the circumstances under which Adapt/EBS may enter into such licenses and deduct a material amount, as provided in the Adapt Agreement, of any upfront payment, milestones or royalties paid to such third-party from any regulatory milestone payments, sales-based milestone payments, and royalty payments payable to the Company under the Adapt Agreement. Following the execution of the amendment, in most situations, in order to exercise its right to deduct any payments with respect thereto, Adapt/EBS will need the consent of the Company that the licensing arrangement is acceptable.

Some of our programs are partially supported by government grant awards, which may not be available to us in the future.

We have received funding under grant award programs funded by governmental agencies, such as the NIDA and BARDA. To fund a portion of our future research and development programs, we may apply for additional grant funding from these or similar governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates and the introduction of new products.

Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union in March 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of pharmaceuticals in the United Kingdom. In particular, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of pharmaceuticals, as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products and product candidates that are important to our business, as appropriate. We cannot be certain that patents will be issued or granted with respect to applications that are currently pending or that we may apply for in the future with respect to one or more of our products and product candidates, or that issued or granted patents will not later be found to be invalid and/or unenforceable.

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

In addition to the litigation with TEVA and Perrigo discussed below, we may be exposed to, or be threatened with, adversarial proceedings or additional future litigation by third parties regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions seeking to challenge the validity of our intellectual property rights, claiming that the Company has misappropriated the trade secrets of others, or claiming that our technologies, products or activities infringe the intellectual property rights of others.

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties. We actively track third-party applications with claims that, if valid, could be construed to read upon the use our NARCAN® product(s) for the treatment of opioid overdose, or other products and indications. Certain of these applications could be granted in the future. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future including, perhaps, the aforementioned allowed patent application, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or to enable the commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further practice our technologies or develop and commercialize any of our product candidates at issue, which could harm our business significantly.

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

Similarly, we or our licensors or collaborators may initiate such proceedings or litigation against third parties, e.g., to challenge the validity or scope of intellectual property rights controlled by third parties. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court would invalidate the claims of any such United States patent.

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

For example, within the last 24 months, we along with Adapt (collectively, the “Plaintiffs”) have filed six separate complaints for patent infringement against Teva Pharmaceuticals Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Ltd. (“Teva USA” and, together with Teva Ltd., “Teva”) in the United States District Court for the District of New Jersey arising from Teva USA’s filing of ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN before the expiration of the Company’s patents. Additionally, on October 25, 2018, Plaintiffs filed a similar complaint for patent infringement against Perrigo UK FINCO Limited Partnership (“Perrigo”) in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA.

For more information about these litigation matters, see Part I, Item 3: Legal Proceedings. We maintain full confidence in our intellectual property portfolio related to NARCAN® and expect that the Company’s patents will continue to be vigorously defended from any infringement. However, there can be no assurances that we will be successful with respect to these litigation matters or any other litigation matters which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, results of operations and financial condition in the future.

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
Filing, prosecuting and defending patents covering NARCAN®, and any future product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

•	others may be able to make formulations that are similar to our NARCAN® or other formulations but that are not covered by the claims of our patent rights;

•	the patents of third parties may have an adverse effect on our business;

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
Certain of our patents will expire in the next 16 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices

Risks Related to the Commercialization of our Products

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

We do not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize our products or any other product candidates we may develop or acquire in the future, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of its products. The establishment and development of our own sales force will be expensive and time consuming and could delay any product launch, and we cannot be certain that it would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales, marketing and distribution of our products. There also may be certain markets within the United States and elsewhere for our products for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell our products on favorable terms, or at all. In the event, we are unable to develop its own marketing and sales force or collaborate with a third party marketing and sales organization, we will not be able to commercialize our products or any other product candidates that we develop, which will negatively impact our ability to generate product revenues. Furthermore, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we would likely receive less revenues than if we commercialized these products ourselves.
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

Our reliance on collaborations with third parties to develop and commercialize our products, such as the Adapt Agreement to develop and commercialize, NARCAN® is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize our products and adversely affecting our profitability.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we may be unable to maintain our relationship with Adapt/EBS on a commercially reasonable basis, if at all, as the Adapt Agreement may be terminated by Adapt/EBS in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. In addition, Adapt/EBS may have similar or more established relationships with our competitors or larger customers which may negatively impact our relationship with Adapt/EBS. Moreover, the loss for any reason of Adapt/EBS as a key partner could have a materially significant and adverse impact on our business. If we are unable to retain Adapt/EBS as a partner on commercially acceptable terms, we may not be able to commercialize NARCAN® and we may experience delays in or suspension of the marketing of our products. The same could apply to other product candidates we may develop or acquire in the future. Our dependence upon third parties to assist with the development and commercialization of our product candidates may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Additionally, our Aegis License Agreement shall expire upon the expiration of our obligation to pay royalties under the Aegis License Agreement; provided, however, that we shall have the right to terminate the License granted on a product-by-product or country-by-country basis upon 30 days’ prior written notice to Aegis.

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

In October 2016, we licensed a vaccine to treat heroin addiction from the Walter Reed Army Institute of Research ("WRAIR"). This is an early-stage asset and requires significant additional pre-clinical research and development before human testing may be initiated. We plan to work closely with scientists at WRAIR in order to advance the program into the clinic and determine if this vaccine is safe and effective in a patient population. As a result, we may be unable to obtain sufficient pre-clinical data to apply for, or gain, the requisite authorizations to commence human clinical testing on either this asset or other pre-clinical assets we may pursue. However, even if we are successful moving a pre-clinical program into humans, the ultimate success of any development program is uncertain. If we obtain positive clinical data for either this or other pre-clinical assets we may develop, there will be a significant time lag before the asset gains regulatory approval or commercialization may begin, if ever.

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

•	we have not received regulatory approval in the United States for the commercial sale of any of our product candidates;

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

•
later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable United Statesc and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

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

There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the PPACA, and lawsuits have been brought challenging aspects of the law at various points. There have been repeated recent attempts by Congress to repeal or replace the PPACA. Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the PPACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama and full repeal legislation is unlikely in the current political climate. However, Congress has passed two bills affecting the implementation of certain taxes under the PPACA. The Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the PPACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018 among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. In addition, there have been recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, control drug costs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.
We are planning to pursue the FDA 505(b)(2) pathway for our product candidates, and if we are not able to successfully do so, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness. Although we find the feedback received from the FDA to date generally encouraging toward our interest in pursuing the 505(b)(2) pathway for the treatment of AUD and opioid overdose, such feedback is preliminary only and includes a number of comments and recommendations that we will need to address in our drug development program to meet FDA standards for approval.  In addition, our nasally delivered product candidates will include a drug delivery device, and that constituent part will be evaluated by the FDA, as will the combination products as a whole, under our NDA. Even if we are able to pursue the 505(b)(2), we could be subject to legal challenges and regulatory changes which might result in extensive delays or result in our 505(b)(2) application being unsuccessful.
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

When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug.  The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved.  We rely on third parties for the design and manufacture of the delivery systems for our products, and in some cases for the right to refer to their data on file with the FDA or other regulators.  Quality or design concerns with the delivery system, or commercial disputes with these third-parties, could delay or prevent regulatory approval and commercialization of our product candidates.
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

Although the FDA may accept data from clinical trials conducted outside the United States and not under an IND in support of research or marketing applications for our product candidates, this is subject to certain conditions set out in 21 C.F.R. § 312.120. For example, such foreign clinical trials should be conducted in accordance with GCP, including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The FDA must also be able to validate the data from the study through an onsite inspection if the agency deems it necessary. The foreign clinical data should also be applicable to the United States population and United States medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the United States and the foreign country.

Risks Related to Ownership of our Common Stock

The price of our Common Stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

Our Common Stock closed as high as $24.40 and as low as $5.35 per share between January 1, 2016 and August 28, 2017 on the OTCQB. On October 2, 2017 we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017, whereby we merged with and into our recently formed, wholly-owned Delaware subsidiary. On August 24, 2017, we received approval for up-listing to the Nasdaq Capital Market and our Common Stock began trading on the Nasdaq Capital Market on August 29, 2017. Our Common Stock closed as high as $50.50 and as low as $12.89 per share between August 29, 2017 and March 15, 2019. On March 15, 2019 the closing price of our Common Stock, as reported on the Nasdaq Capital Market was $14.70. Historically, the over-the-counter markets for securities, such as our Common Stock, have experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Dr. Roger Crystal, our Chief Executive Officer and a director, Dr. Gabrielle Silver, Lead Independent Director, Dr. Michael Sinclair, a director, Ann MacDougall, a director, Thomas T. Thomas, a director, David O'Toole, our Chief Financial Officer and Dr. Phil Skolnick, our Chief Scientific Officer collectively beneficially own approximately 37% of our outstanding Common Stock as of December 31, 2018. As a result, such executive officers and directors effectively control the Company and have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our Certificate of Incorporation, and any proposed merger, consolidation or sale of all or substantially all our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such executive officers and directors.

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

Historically, our Common Stock was quoted on the OTCQB, which provided significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On August 24, 2017, our Common Stock was approved for trading on the Nasdaq Capital Market. Beginning on August 29, 2017, our Common Stock began trading on the Nasdaq Capital Market under the symbol “OPNT”. Although currently listed on the Nasdaq Capital Market, there can be no assurance that we will continue to meet the Nasdaq Capital Market’s minimum listing requirements or that of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our Common Stock. If we are unable to maintain listing on the Nasdaq Capital Market or if a liquid market for our Common Stock does not develop, our common stock may remain thinly traded.

Item 1B. Unresolved Staff Comments.
This information is not required for smaller reporting companies.

Item 2.  Properties.
The Company does not currently own any physical property.
On May 29, 2017, we entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease approximately 1,500 square feet of office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and as of September 1, 2018 is on a month to month basis. Commencing September 1, 2017, our headquarters are located at this location.

Our headquarters through August 31, 2017 were located on the 12th Floor of 401 Wilshire Blvd., Santa Monica, California 90401. We terminated our lease with Premier Office Centers, LLC effective September 30, 2017.

On April 20, 2017, we entered into an Office Service Agreement (the “Office Service Agreement”) with Regus and leased approximately 1,000 square feet of office space at 83 Baker Street, London, England, W1U 6AG. The original term of the lease expired May 31, 2018 and effective June 1, 2018 either party may terminate the lease with a 90 day advance notice.

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
On February 27, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “February 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® 2 mg/spray Nasal Spray before the expiration of the ‘644 patent and the ‘226 patent. The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable.
On September 14, 2018, the Company and Adapt Pharma, Inc. (also “Adapt”) received notice from Perrigo UK FINCO Limited Partnership (“Perrigo”), pursuant to 21 U.S.C. ß 355(j)(2)(B)(ii) (the “Notice Letter”), that Perrigo had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of U.S. Patent Nos. 9,211,253 (the “‘253 Patent” ), 9,468,747 (the “‘747 Patent” ), 9,561,177 (the “‘177 Patent” ), 9,629,965 (the “‘965 Patent” ) and 9,775,838 (the “‘838 Patent” ). The ‘253, ‘747, ‘177, ‘965 and ‘838 patents are listed with respect to NARCAN® in the FDA's Orange Book and expires on March 16, 2035. Perrigo's Notice Letter asserts that its generic product will not infringe the ‘253, ‘747, ‘177, ‘965 and ‘838 patents or that the ‘253, ‘747, ‘177, ‘965 and ‘838 patents are invalid or unenforceable. Pursuant to an Exclusive License Agreement, entered into on December 14, 2014, as amended, the Company has exclusively licensed the ‘253, ‘747, ‘177, ‘965 and ‘838 patents to Adapt.
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
In each of the complaints described above, the Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva or Perrigo ANDA be a date not earlier than the expiration of the applicable patent, as well as equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the product that is the subject of the Teva or Perrigo ANDA until after the expiration of the applicable patent, and monetary relief as a result of any such infringement.
On or about February 19, 2019, Emergent BioSolutions’ Adapt subsidiaries and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office. Nalox-1’s Petitions assert that each of the foregoing patents are invalid as obvious in view of prior art.  An initial response to the Petitions is due three months from the filing date of the petitions. Opiant continues to be confident in the intellectual property portfolio related to NARCAN Nasal Spray.
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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low sale prices per share of our Common Stock as reported by Nasdaq.

	High	Low
Fiscal Year 2017
First quarter ended October 31, 2016	$8.89	$7.01
Second quarter ended January 31, 2017	$8.40	$5.01
Third quarter ended April 30, 2017	$9.06	$6.32
Fourth quarter ended July 31, 2017	$15.29	$5.00

Transition Period
August 1, 2017 - December 31, 2017	$51.90	$11.51

Year Ended 2018
First quarter ended March 31, 2018	$32.28	$18.37
Second quarter ended June 30, 2018	$21.10	$13.28
Third quarter ended September 30, 2018	$29.55	$12.75
Fourth quarter ended December 31, 2018	$20.00	$12.02

Approximate Number of Equity Security Holders

As of March 15, 2019, there were approximately 46 stockholders of record. Because shares of our Common Stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	343,550	$28.97	157,881

Equity compensation plans not approved by security holders	2,885,500	$7.30	—

Total	3,229,050		157,881

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

Year Ended 2018 - Common Stock

On April 19, 2018, the Company issued 37,866 shares of its Common Stock pursuant to the LOI dated November 19, 2015 (see Note 10 - Commitments). The Company received no proceeds from the issuance of these shares.

On September 5, 2018, the Company issued 160,000 shares of its Common Stock to the Valour Fund, LLC, as a result of Valour's exercise of its option to change its interest in certain product revenues for Common Stock of the Company (see Note 8 - Deferred Revenue).

On December 18, 2018, the Company issued 6,498 shares of its Common Stock to Torreya Partners (Europe) LLP (“Torreya”). These shares were issued as payment in full for a $100 thousand accrued liability owed by the Company to Torreya pursuant to that certain Supplemental Engagement Letter between the Company and Torreya, dated September 8, 2017 (the "Supplemental Agreement").
Transition Period: August 1, 2017 - December 31, 2017 - Common Stock
On September 8, 2017, we entered into an agreement (the “Supplemental Agreement”) with Torreya, which modifies and supplements the Engagement Letter dated December 18, 2014 (the “2014 Agreement”) between the Company and Torreya regarding the engagement of Torreya to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain Products (as defined in the 2014 Agreement) with Adapt. The Supplemental Agreement amends the total consideration to be paid by the Company under the 2014 Agreement from “3.75% of Total Consideration” to, include, among other consideration, shares of Common Stock equal to an aggregate value of $300,000, to be issued by us to Torreya in three equal installments over a 16-month period commencing September 2017. Payments in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the 10 trading days prior to the relevant date for the payment. On September 23, 2017, the Company issued 3,283 shares to the Torreya in relation to the Supplemental Agreement. This issuance of Common Stock to Torreya was made pursuant to Section 4(a)(2) of the Securities Act. On December 22, 2017, the Company issued 3,455 shares to the Torreya in relation to the Supplemental Agreement. This issuance of Common Stock to Torreya was made pursuant to Section 4(a)(2) of the Securities Act.

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

On March 16, 2017, we issued 10,745 shares of Common Stock pursuant to a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (the “LOI”) with a pharmaceutical company with certain desirable proprietary information. Per the terms of the LOI, we were obligated to issue these shares upon the one year anniversary of our receipt of a milestone payment from Adapt for the first commercial sale of our product, NARCAN®, in the U.S.

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

The issuances described above qualified for exemption under Section 4(2) since it did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which the Company sold a high number of shares to a high number of investors. Based on an analysis of the above factors, we believe the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our securities during any of the periods presented in this report.

Item 6. Selected Financial Data.
The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2018, five month period ended December 31, 2017 and year ended July 31, 2017 and financial condition as of December 31, 2018, December 31, 2017 and July 31, 2017 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this report on Form 10-K (this "Report"), the “Risk Factors” contained in Item 1A of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, and the other information appearing elsewhere in, or incorporated by reference into this Report.

Overview
On December 8, 2017, the Board of Directors, acting pursuant to Section 5.1 of the Company’s Bylaws, approved a resolution changing the Company’s fiscal year end from July 31 to December 31. We made this change to align our fiscal year end with other companies within our industry. Information contained in this section covers the reporting periods for the year ended December 31, 2018, the five months ended December 31, 2017 and the fiscal year ended July 31, 2017.
We are a specialty pharmaceutical company developing medicines for addictions and drug overdose. We developed NARCAN® (naloxone hydrochloride) Nasal Spray ("NARCAN®"), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt. In October 2018, Emergent BioSolutions, Inc. (“EBS”) completed its acquisition of Adapt.
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

We developed NARCAN®, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. We plan to replicate this relatively low cost, successful business strategy primarily through developing nasal opioid antagonists in the field of developing pharmacological treatments for substance use, addictive, and eating disorders. We aim to identify and progress drug development opportunities with the potential to file additional New Drug Application (“NDAs”) with the FDA within three years. We also plan to identify and progress drug development opportunities with potentially larger markets, potentially larger addressable patient populations and greater revenue potential. In addition, we plan to invest in long-term development opportunities by identifying early stage product candidates with novel modes of action.

Our current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”) and Acute Cannabinoid Overdose (“ACO”). We are also pursuing other treatment opportunities within the addiction and drug overdose field.

Results of Operations
Comparison of the year ended December 31, 2018 compared to the year ended December 31, 2017.

The Company changed its fiscal year end from July 31 to December 31 effective December 31, 2017. Accordingly, the following presentation and discussion of the results of operations for the year ended December 31, 2018, which has been audited, will be compared to the unaudited results of operations for the year end December 31, 2017 to allow comparable year-over-year analysis and discussion of results of operation.

	For the Year Ended		Increase (Decrease)
(in thousands)	December 31, 2018	December 31, 2017	Amount
		(unaudited)
Revenue:
Royalty and licensing revenue	$13,262	$15,447	$(2,185)
Treatment investment revenue	251	105	146
Grant and contract revenue	469	—	469
Total revenue	13,982	15,552	(1,570)
Operating expenses:
General and administrative	11,264	10,313	951
Research and development	8,479	4,857	3,622
Royalty expense	1,491	1,408	83
License fees	13,725	—	13,725
Selling expense	214	851	(637)
Total operating expenses	35,173	17,429	17,744
Loss from operations	(21,191)	(1,877)	(19,314)
Other income (expense), net	46	68	(22)
Loss before provision of income taxes	(21,145)	(1,809)	(19,336)
Provision for income taxes	51	797	746
Net loss	$(21,196)	$(2,606)	$(18,590)

Net Revenue
     During the year ended December 31, 2018, we recorded net revenue of $14.0 million, which represents a decrease of approximately $1.6 million from the $15.6 million of net revenue recorded during the year ended December 31, 2017. The $1.6 million year-over-year decrease in net revenue was due primarily to a $2.2 million decrease in revenue related to NARCAN® sales and related milestone payments for the comparable periods. The $2.2 million decrease was partially offset by an increase in Grant and Contract revenue of $500 thousand and an increase in investment treatment revenue of $100 thousand for the comparable periods.
General and Administrative Expenses
     For the year ended December 31, 2018 general and administrative expenses totaled $11.3 million, which represents an increase of approximately $1.0 million as compared to $10.3 million of general and administrative expenses incurred during the year ended December 31, 2017. The increase is attributable to an increase in stock based compensation expense of $1.6 million and a $0.7 million increase in external marketing research, and investor relations, partially offset by a $1.3 million decrease in personnel expense and other corporate overhead expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Research and Development
     During the year ended December 31, 2018 we recorded research and development expenses totaling $8.5 million, which represents an increase of $3.6 million as compared to the $4.9 million of research and development expenses incurred during the year ended December 31, 2017. The increase in research and development expenses is attributed to a $1.5 million increase for third party expenses associated with our research and development programs, $1.5 million increase for stock-based compensation expense and $0.6 million related to increased personnel and related expense.
Royalty Expenses
Royalty expenses were approximately $1.5 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively and are related to NARCAN® sales and related milestone payments we receive.
 License Fees
We recorded $13.7 million in expense associated with license fees incurred during the year ended December 31, 2018. The license fees relate to the License Agreement with Adapt of which $5.6 million was paid during 2018, and $8.1 million is a liability at December 31, 2018. (see Note 9 - License Fees Payable). There were no license fees for the year ended December 31, 2017.

Selling Expenses
Selling expenses decreased by approximately $0.6 million to $0.2 million for the year ended December 31, 2018 compared to December 31, 2017. The decrease is attributable to reduced selling expense associated with NARCAN® sales and related milestone payments for the comparable periods.

Other Income (Expense)

The following table details our Other Income (Expense):

	For the Year Ended
(in thousands)	December 31, 2018	December 31, 2017	Variance
		(unaudited)
Other income (expense)
Interest income, net	$145	$34	$111
Gain (loss) on foreign exchange	(48)	48	(96)
Loss on settlement of liability	(50)	(14)	(36)
Total other income	$47	$68	$(21)

Comparison of the five month period ended December 31, 2017 compared to the five month period ended December 31, 2016.

The Company changed its fiscal year end from July 31 to December 31 effective December 31, 2017. Accordingly, the following presentation and discussion of the results of operations for the five month period ended December 31, 2017, which has been audited, will be compared to the unaudited results of operations for the five month period ended December 31, 2016 to allow comparable period-over-period analysis and discussion of results of operation.

	For the Five Month Period Ended		Increase (Decrease)
(in thousands)	December 31, 2017	December 31, 2016	Amount	Percentage
		(unaudited)
Revenue:
Royalty and licensing revenue	$11,697	$14,831	$(3,134)	(21.1)%
Treatment investment revenue	65	—	65	—%
Total revenue	11,762	14,831	(3,069)	(20.7)%
Operating expenses:
General and administrative	5,887	1,854	4,033	217.5%
Research and development	2,486	709	1,777	250.6%
Selling expenses	439	730	(291)	(39.9)%
Royalty expenses	1,408	—	1,408	—%
Total operating expenses	10,220	3,293	6,927	210.4%
Income from operations	1,542	11,538	(9,996)	(86.6)%
Other income (expense), net	7	(23)	30	130.4%
Income before provision of income taxes	1,549	11,515	(9,966)	(86.5)%
Provision for income taxes	169	—	169	—%
Net income	$1,380	$11,515	$(10,135)	(88.0)%

Net Revenue

During the five month period ended December 31, 2017, we recorded net revenue of $11.8 million, which represents a decrease of $3.1 million, or 20.7%, from the $14.8 million of net revenue recorded during the five month period ended December 31, 2016. The $3.1 million year-over-year decrease in net revenue was due primarily to the $13.75 million received under the Purchase Agreement with SWK, $500 thousand received from Adapt triggered by the Heath Canada's approval of NARCAN® and $600 thousand of net revenue arising from the sale, by Adapt, of NARCAN® during the five month period ended December 2016, offset with the recognition of net revenue of $11.7 million arising from NARCAN® sales and milestone payments during the five month period ended December 31, 2017.

The following table summarizes our royalty and licensing net revenue for five month periods ended December 31, 2017 and 2016:

	For the Five Month Period Ended
(in thousands)	December 31, 2017	December 31, 2016	Variance
		(unaudited)
Royalties related to SWK Purchase Agreement	$—	$13,710	$(13,710)
Royalties and milestones related to Adapt Agreement	11,697	1,121	10,576
	$11,697	$14,831	$(3,134)

General and Administrative Expenses

For the five month period ended December 31, 2017, general and administrative expenses totaled $5.9 million, which represents an increase of $4.0 million, or 217.5%, as compared to the $1.9 million of general and administrative expenses incurred during the five month period ended December 31, 2016. The primary reason for the significant increase in general and administrative expenses was attributed to $1.1 million increase associated with stock based compensation, $1.0 million increase in severance payments, $1.0 million increase associated with professional fees and services, and $800 thousand increase associated with employee salaries and compensation largely attributed to increased headcount during the five month period ended December 31, 2017 as compared to the five month period ended December 31, 2016.

Selling Expenses

Our selling expenses for the five month periods ended December 31, 2017 and 2016 were $0.4 million and $0.7 million, respectively. The $0.3 million decrease in selling expenses is due entirely to lower selling expenses during the five month period ended December 31, 2017 as related to the sale of Royalties to SWK (see Note 13 - Sale of Royalties).

Research and Development

During the five month period ended December 31, 2017, we recorded research and development expenses totaling $2.5 million, which represents an increase of $1.8 million, or 250.6%, as compared to the $0.7 million of research and development expenses incurred during the five month period ended December 31, 2016. The increase in research and development expenses is attributed to a $1.2 million increase in payments to third party expenses associated with research and development program, $0.4 million attributed to stock based compensation expense associated with research and development employees and $0.2 million related to the increased headcount for research and development.

Other Income (Expense)

The following table details our Other Income (Expense):

	For the Five Month Period Ended
(in thousands)	December 31, 2017	December 31, 2016	Variance
		(unaudited)
Interest income	$10	$—	$10
Interest expense	—	(4)	4
Gain (loss) on foreign exchange rates	10	(19)	29
Loss on settlement of liability	(13)	—	(13)
Net interest income (expense)	$7	$(23)	$30

Net Income

Net income for the five months ended December 31, 2017 was $1.4 million, which represents a decrease of $10.1 million from the $11.5 million net income for the five month period ended December 31, 2016. The decrease in net income was caused primarily by a decrease in net revenue of $3.1 million during the five month period ended December 31, 2017, as compared to the five month period ended December 31, 2016. In addition, for the five months ended December 31, 2017, there was a $4.0 million increase in general and administrative expenses, a $1.8 million increase in research and development expenses, and a $1.4 million increase in royalty expense as compared to the five month period ended December 31, 2016.

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

Research and Development

During the year ended July 31, 2017, we recorded research and development expenses totaling $3.2 million, which represents an increase of $0.4 million, or 12.9%, as compared to the $2.8 million of research and development expenses incurred during the year ended July 31, 2016. The increase in fiscal year 2017 research and development expenses, as compared to fiscal year 2016, is due primarily to expenses incurred related to our BN project and the hiring of our Chief Scientific Officer in February 2017. Partially offsetting the increase in these expenses was the decrease in stock based compensation expense during fiscal year 2017, which decreased by $0.4 million as compared to fiscal year 2016. This decrease was the result of less stock based compensation expense related to options granted prior to fiscal year 2017.

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

Liquidity and Capital Resources
Our cash balance at December 31, 2018 was $24.6 million, which represents an increase of $16.5 million from the $8.1 million cash balance at December 31, 2017. Our working capital was $19.5 million as of December 31, 2018.

On September 27, 2018, the Company completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares of its Common stock (including 105,882 shares purchased by Cantor Fitzgerald on September 28, 2018 upon the exercise in full of its right to purchase up to an additional 105,882 shares to cover over-allotments) at a price of $17.00 per share. The Company received approximately $13.0 million of net proceeds from the offering after deducting sales commissions.

In addition, during 2018 The Company sold 239,270 shares of Common Stock for gross proceeds of $4.31 million and received net proceeds of $4.18 million, after sales commissions.

The following table sets forth the primary sources and uses of cash for each of the periods:

	Year ended	Five months ended	Year ended
(in thousands)	December 31, 2018	December 31, 2017	July 31, 2017
Net cash provided by (used in)
Operating activities	$(523)	$(3,840)	$5,556
Financing activities	17,021	5,083	(165)
Net increase in cash and cash equivalents	$16,498	$1,243	$5,391

Cash (used in) provided by operating activities

During the year ended December 31, 2018, net cash used in operating activities was $0.5 million, which was due to net loss of $21.2 million mostly offset by the non-cash expenses of $5.8 million for stock compensation expense and $0.8 million related to stock issued for services, and net cash changes in assets and liabilities of $14.1 million.

During the five month period ended December 31, 2017, net cash used in operating activities was $3.8 million, which was primarily due to an increase in accounts receivable of $7.9 million and an increase in prepaid and other current assets of $0.6 million, offset with net income of $1.4 million, an increase in non-cash items as adjustments for stock based compensation of $1.8 million, and an increase of royalty payable for $1.4 million.

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

Cash (used in) provided by financing activities

During the year ended December 31, 2018, net cash provided by financing activities was $17.0 million primarily from net proceeds received from sale of Common Stock.

During the five month period ended December 31, 2017, net cash provided by financing activities was $5.1 million which was due to proceeds from the exercise of warrants offset with a payments of $0.2 million associated with deferred financing costs.

During the year ended July 31, 2017, net cash used in financing activities was $0.2 million which was due to the repayment of note payable.

Plan of Operation
In 2017 we initiated a Phase 2 clinical trial to evaluate OPNT001, nasal naloxone, as a potential treatment for BN. The Phase 2 randomized, double-blind, placebo-controlled study evaluated the safety and tolerability of OPNT001, as well as its impact on various clinical outcomes, including changes in eating behavior. The primary endpoint of the study is a reduction in binge eating days. The study includes a total of 86 patients across 19 clinical sites in the United Kingdom. Patient enrollment was completed on September 4, 2018. On November 2, 2018, we announced the last patient, last visit and we therefore expect to report top-line data from this trial in the first quarter of 2019. See Note 17, Subsequent Events for discussion on results of the trial reported in February of 2019.

On February 12, 2018, we announced positive data from a Phase 1 clinical study of our product candidate OPNT003 (intranasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long-lasting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with a potential to submit a NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

We have full commercial rights to OPNT003 and will receive approximately $7.4 million from the National Institute of Health ("NIH") and approximately $4.6 million from the BARDA, subject to available funds and satisfactory progress on OPNT003, to fund development of this project through NDA submission.

During the year ended July 31, 2017, we received $17.46 million in milestone and royalty payments under the SWK Purchase Agreement. In addition, for the five months ended December 31, 2017, we earned $11.7 million in royalties and milestones directly under the Adapt Agreement. In December 31, 2017, we also received $5.3 million from the exercise of warrants by two stockholders.

On October 13, 2017 we entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as agent ("Cantor Fitzgerald"), pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our Common Stock. During the year ended December 31, 2018, we sold 239,270 shares of Common Stock under the Sales Agreement for gross proceeds of $4.31 million and received net proceeds of $4.18 million after deducting sales commissions .

In addition, on September 27, 2018, we completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares our Common stock at a price of $17.00 per share. The Company received approximately $13.0 million of net proceeds from the offering after deducting sales commissions.

After considering the proceeds received during the year ended December 31, 2018, we believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

A summary of the investor agreements is below, and categorized by investor:

Potomac Construction Limited (“Potomac”)

On April 16, 2013, we entered into an agreement with Potomac (as clarified by the letter agreement dated October 15, 2014 (“Potomac Agreement No. 1”)) for funding from Potomac for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product in the amount of $600 thousand, in exchange for a 6.0% interest in the OORT

Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us certain buyback rights that have expired as of December 31, 2018.

On May 30, 2013, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”)) for additional funding from Potomac in the amount of $150 thousand for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product, in exchange for an additional 1.5% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us certain buyback rights that expired as of December 31, 2018.

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

In consideration for Potomac entering into the Amendments dated April 17, 2017 described above, upon our receipt of at least $3 million from (i) SWK under the SWK Agreement and/or (ii) Adapt under the Adapt Agreement, fifty percent of all actual amounts received by us from SWK will be used in determining the Net Profit (as defined in the Potomac Agreements).

Ernst Welmers (“Welmers”)

On May 15, 2014, we entered into an agreement with Welmers (the “Welmers Agreement”) and received funding from Welmers in the amount of $300 thousand for use by us for any purpose, in exchange for a 1.5% interest in the OORT Net Profit in perpetuity. On June 1, 2017, we entered into an amendment with Welmers whereby Welmers granted us certain buyback rights that have expired as of December 31, 2018. In consideration for Welmers entering into the Welmers Amendment, upon our receipt of at least $3 million from (i) SWK under the SWK Agreement and/or (ii) Adapt under the Adapt Agreement, fifty percent of all actual amounts received by us from SWK will be used in determining the Net Profit (as defined in the Welmers Agreement).

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

LYL Holdings Inc. (“LYL”)

On June 1, 2017 (the “LYL Effective Date”), we entered into an amendment with LYL (the “LYL Amendment”) to the Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”). Pursuant to the LYL Amendment, LYL granted us certain buyback provisions that have expired as of December 31, 2018. In consideration for LYL entering into the LYL Amendment, upon our receipt after the LYL Effective Date of at least $3 million from (i) SWK under the SWK Agreement and/or (ii) Adapt under the Adapt Agreement, fifty percent of all actual amounts received by us from SWK will be used in determining the Net Profit (as defined in the LYL Agreement).

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

A summary of the investor agreements is below:

On December 17, 2013, we entered into an agreement with Potomac for additional funding in the amount of $250 thousand for use by us for any purpose. In exchange for this additional funding, we agreed to provide Potomac with a 0.5% interest in the BED Treatment Product and pay Potomac 0.5% of the BED Net Profit in perpetuity. During the year ended July 31, 2017, we recognized approximately $40 thousand as revenue because Potomac’s option to receive 31,250 shares of our Common Stock in exchange for its entire 2013 Investor Interest of 0.5% terminated by its terms.

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

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618 thousand, $716 thousand, and $267 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. During September 2018 Valour elected to exchange its interest for stock and accordingly we issued 160,000 shares of our Common Stock to Valour.

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

On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% OORT Net Profit interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300 thousand for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30 thousand. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56.25 thousand for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount.

Royalty Payable

We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the OORT Net Profit generated from the Opioid Overdose Reversal Treatment Product in perpetuity. At December 31, 2017, we determined an OORT Net Profit as a result of NARCAN® sales by Adapt. There was no OORT Net Profit prior to December 31, 2017. The following table sets forth the royalty payable to our Net Profit Partners at December 31, 2018:

(in thousands)	Net Profit %	December 31, 2018

Potomac	10.2%	$422
LYL	5.0%	206
Welmers	1.5%	62
Foundation	6.0%	248
Pendergast	1.0%	60
Royalty payable	23.7%	$998

On February 28, 2018, we were notified that Adapt, now a Subsidiary of Emergent BioSolutions ("EBS"), had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt invoked its right under Section 5.5 of that certain License Agreement, dated as of December 15, 2014 (the "Initial License Agreement"), by and between us and Adapt, as amended (the "License Agreement"), to offset 50% of the payments paid to such Third Party from the amounts payable by Adapt to us under the License Agreement, and SWK under the SWK Purchase Agreement. On March 1, 2018, we received net milestone payments of $6.1 million, which was net of a License Fee payment made by us under Section 5.5 of the License Agreement of $5.6 million. In accordance with the License Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without our consent.

As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019 (see Note 17, Subsequent Events), EBS made certain payments in October of 2018 to the Third Party Licensee and will be allowed to reduce the royalties and milestones that we would be due under the License Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90% of the royalties payable under the License Agreement, with SWK entitled to 10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million), of which we have recorded $5.4 million as a current liability and $2.7 million as a long-term liability at December 31, 2018. As provided in Amendment No. 2, EBS will be allowed to reduce the royalties and milestones we would be due under the License Agreement during the year ending December 31, 2019 by a maximum of $2.0 million each quarter. As provided in the License Agreement, if net Narcan Sales (as defined in the License Agreement) exceed $200 million in any calendar year, we and SWK will be due a milestone payment of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to us and SWK, EBS may deduct $2.5 million from the $13.5 million (90% of $15.0 million) milestone payable to the Company.

Critical Accounting Policies and Estimates
We believe that the following critical policies affect our significant judgments and estimates used in preparation of our consolidated financial statements.

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update (‘ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt.There are no performance obligations by us and we are paid accordingly by the royalty report provided by Adapt on a quarterly basis. There is no disaggregation of revenue given that the licensing revenue is based on one agreement, and the nature and timing of revenue is predicated on the sales of NARCAN reported to us by Adapt each quarter. In regards to treatment revenue, we received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of our stock. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. (See Note 8 to the Consolidated Financial Statements - Deferred Revenue).
In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We evaluated our grant with NIH and contract with BARDA and determined that they fall within the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, we recognize revenue from our grants and contracts in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.

Licensing Agreement

Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt. During the year ended December 31, 2018 we recognized royalty revenue of $13,262,321, and for the five months ended December 31, 2017 we recognized royalty and milestone revenue of $11,696,676 related to this agreement.

Sale of Royalties

During the year ended December 31, 2018 and the five month period ended December 31, 2017, we did not recognize any revenue associated with sale of royalties.
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

Treatment Investments

With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of our Common Stock, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 606. In the event the investor chooses to convert interests into shares of Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations in 2017 and 2018.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, Report, filed on Form 10-K for the year ended December 31, 2018 (See Note 3 - Summary of Significant Accounting Policies).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.
Opiant Pharmaceuticals, Inc.
Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets as of December 31, 2018, December 31, 2017 and July 31, 2017	59

Consolidated Statement of Operations for the Year Ended December 31, 2018, the Five Months Ended December 31, 2017 and for the Year Ended July 31, 2017	60

Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2018, the Five Months Ended December 31, 2017 and for the Year Ended July 13, 2017	61

Consolidated Statements of Cash Flows for the Year Ended December 31, 2018, the Five Months Ended December 31, 2017 and for the Year Ended July 31, 2017	63

Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Opiant Pharmaceuticals, Inc.
Santa Monica, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Opiant Pharmaceuticals, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018, December 31, 2017 and July 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2018, and July 31, 2017, and for the five month transition period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, December 31, 2017, and July 31, 2017, and the results of their operations and their cash flows for the years ended December 31, 2018, and July 31, 2017, and for the five month transition period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 21, 2019

Opiant Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017	July 31, 2017
Assets
Current assets
Cash and cash equivalents	$24,613,638	$8,115,903	$6,872,555
Accounts receivable	4,489,317	11,696,676	3,750,000
Prepaid expenses and other current assets	267,623	733,328	164,887
Deferred financing costs	—	209,042	—
Total current assets	29,370,578	20,754,949	10,787,442

Other assets
Computer equipment, net	—	1,183	2,753
Patents and patent applications, net	15,746	17,118	17,690
Total assets	$29,386,324	$20,773,250	$10,807,885

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	1,132,960	3,156,992	2,211,971
License fees payable	5,400,000	—	—
Accrued salaries and wages	1,083,644	713,489	1,701,359
Royalty payable	998,305	1,408,012	—
Deferred revenue	1,212,149	378,700	253,619
Total current liabilities	9,827,058	5,657,193	4,166,949

Long-term liabilities
Deferred revenue	—	2,115,805	2,306,527
License fees payable, net of current portion	2,700,000	—	—
Total liabilities	12,527,058	7,772,998	6,473,476

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized;
3,845,361, 2,535,766 and 2,026,608 shares issued and outstanding at December 31, 2018, 2017, and July 31, 2017, respectively.	3,846	2,536	2,026
Additional paid-in capital	91,276,086	66,223,066	58,937,112
Accumulated deficit	(74,420,666)	(53,225,350)	(54,604,729)
Total stockholders' equity	16,859,266	13,000,252	4,334,409
Total liabilities and stockholders' equity	$29,386,324	$20,773,250	$10,807,885
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,	For the Five Months Ended December 31,	For the Year Ended July 31,
	2018	2017	2017
Revenues
Royalty and licensing revenue	$13,262,321	$11,696,676	$18,406,142
Treatment investment revenue	250,549	65,641	39,854
Grant and contract revenue	469,307	—	—
Total Revenue	13,982,177	11,762,317	18,445,996

Operating expenses
General and administrative	11,263,804	5,887,135	6,530,533
Research and development	8,478,817	2,486,514	3,171,599
Royalty expenses	1,491,099	1,408,012	—
License fees	13,725,000	—	—
Selling expenses	213,897	438,625	1,651,099
Total operating expenses	35,172,617	10,220,286	11,353,231

Income (loss) from operations	(21,190,440)	1,542,031	7,092,765

Other income (expense)
Interest income, net	144,696	10,401	19,966
Gain (loss) on foreign exchange	(48,306)	10,027	18,356
Loss on settlement of liability	(49,983)	(13,917)	—
Total other income	46,407	6,511	38,322

Income (loss) before provision for income taxes	(21,144,033)	1,548,542	7,131,087

Provision for income taxes	51,283	169,163	550,474

Net income (loss)	$(21,195,316)	$1,379,379	$6,580,613

Income (loss) per share of common stock:
Basic	$(7.10)	$0.66	$3.27
Diluted	$(7.10)	$0.31	$2.94
Weighted average common stock outstanding
Basic	2,985,335	2,077,663	2,014,540
Diluted	2,985,335	4,393,138	2,235,851
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at July 31, 2016	1,992,433	$1,992	$56,478,394	$(61,185,342)	$(4,704,956)

Reconciling adjustment to record shares issued in prior year for the conversion of debt into common stock in relation to 1:100 reverse stock split	6,228	6	(6)	—	—

Stock issued for services	27,947	28	190,399	—	190,427

Stock based compensation from issuance of options	—	—	1,277,139	—	1,277,139

Stock based compensation from issuance of warrants	—	—	229,360	—	229,360

Forgiveness of related party debt	—	—	761,826	—	761,826

Net income	—	—	—	6,580,613	6,580,613

Balance at July 31, 2017	2,026,608	$2,026	$58,937,112	$(54,604,729)	$4,334,409

Cashless exercise of options	145,630	146	(146)	—	—

Exercise of warrants	356,790	357	5,292,519	—	5,292,876

Stock issued as settlement of liability	6,738	7	213,910	—	213,917

Stock based compensation from issuance of options	—	—	1,779,671	—	1,779,671

Net income	—	—	—	1,379,379	1,379,379

Balance at December 31, 2017	2,535,766	$2,536	$66,223,066	$(53,225,350)	$13,000,252

Exercise of stock options	50,497	50	(50)	—	—

Exercise of warrants	3,400	3	33,997	—	34,000

Stock issued for services	44,664	45	882,187	—	882,232

Stock issued to net profit partner	160,000	160	1,599,840	—	1,600,000

Stock based compensation	—	—	5,760,432	—	5,760,432

Issuance of common stock for cash, net of issuance costs	1,051,034	1,052	16,776,614	$—	16,777,666

Net Loss	—	—	—	(21,195,316)	(21,195,316)

Balance at December 31, 2018	3,845,361	$3,846	$91,276,086	$(74,420,666)	$16,859,266
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Five Months Ended	For the Year Ended
	December 31, 2018	December 31, 2017	July 31, 2017
Cash flows provided by (used in) operating activities
Net income (loss)	$(21,195,316)	$1,379,379	$6,580,613
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,556	2,142	5,140
Issuance of common stock for services	732,249	—	190,427
Stock based compensation from issuance of options	5,760,432	1,779,671	1,277,139
Loss on settlement of liability	49,983	13,917	—
Stock based compensation from issuance of warrants	—	—	229,360
Changes in assets and liabilities:
Accounts receivable	7,207,359	(7,946,676)	(3,437,502)
Prepaid expenses and other current assets	465,705	(568,441)	(102,483)
Accounts payable and accrued expenses	(1,924,032)	1,145,021	2,071,387
License fees payable	8,100,000	—	—
Accrued salaries and wages	370,155	(987,870)	(1,218,065)
Royalty payable	(409,707)	1,408,012	—
Deferred revenue	317,644	(65,641)	(39,854)
Net cash provided by (used in) operating activities	(522,972)	(3,840,486)	5,556,162
Cash flows provided by (used in) financing activities
Proceeds from warrant exercise	34,000	5,292,876	—
Deferred financing costs	(166,419)	(209,042)	—
Proceeds from sale of common stock	17,153,126	—	—
Repayment of note payable	—	—	(165,000)
Net cash provided by (used in) financing activities	17,020,707	5,083,834	(165,000)
Net increase in cash and cash equivalents	16,497,735	1,243,348	5,391,162
Cash and cash equivalents, beginning of period	8,115,903	6,872,555	1,481,393
Cash and cash equivalents, end of period	$24,613,638	$8,115,903	$6,872,555

Supplemental disclosure
Interest paid during the period	$—	$—	$4,828
Taxes paid during the period	$174,000	$619,225	$—

Non-Cash Financing Transactions

Cashless exercise of options	$50	$146	$—
Issuance of common stock to net profit partner	$1,600,000	$—	—
Issuance of common stock as settlement of liability	$100,000	$200,000	$—
Forgiveness of related party of debt	$—	$—	$761,826
Reconciling adjustment to record shares issued in prior year for the conversion of debt into common stock and rounding in relation to 1-for-100 reverse stock split	$—	$—	$6
Offset of deferred financing costs against APIC	$209,042	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017

Note 1.    Organization and Basis of Presentation
Opiant Pharmaceuticals, Inc. (the “Company”), a Nevada corporation, is a specialty pharmaceutical company developing medicines for addictions and drug overdose. The Company was incorporated in the State of Nevada on June 21, 2005 as Madrona Ventures, Inc. and, on September 16, 2009, the Company changed its name to Lightlake Therapeutics Inc. On January 28, 2016, the Company again changed its name to Opiant Pharmaceuticals, Inc. The Company also has developed a treatment to reverse opioid overdoses, which is now known as NARCAN®.
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

Note 2.    Liquidity and Financial Condition

The Company had a net loss of $21.2 million for the year ended December 31, 2018 and has an accumulated deficit of $74.4 million at December 31, 2018. The Company has $19.5 million of working capital at December 31, 2018. The Company has financed its operations from sale of common stock, and through non-equity cash investments by a number of investors, in exchange for an interest in any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product ("OORT") (see Note 8 – Deferred Revenue).

On September 27, 2018, the Company completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares of its Common stock (including 105,882 shares purchased by Cantor Fitzgerald upon the exercise in full of its right to purchase up to an additional 105,882 shares to cover over-allotments) at a price of $17.00 per share. The Company received approximately $13.0 million of net proceeds from the offering after deducting sales commissions.

In addition, during the year ended December 31, 2018, the Company sold 239,270 shares of Common Stock under the Sales Agreement entered into with Cantor Fitzgerald for gross proceeds of $4.31 million and received net proceeds of $4.18 million, after sales commissions.

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

Principles of Consolidation

 The consolidated financial statements have been prepared in accordance with GAAP and include the accounts for the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited. All inter-company transactions and balances have been eliminated in consolidation.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $24.6 million, $8.1 million and $6.9 million at December 31, 2018, December 31, 2017 and July 31, 2017, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC") and as of December 31, 2018 maintains the majority of its cash balances in money market funds not insured by the FDIC. The Company also transfers certain daily available cash balances to an overnight account which earns interest and the amounts are not insured by the FDIC. Balances in the United Kingdom are insured up to £85,000 by the Financial Services Compensation Scheme (United Kingdom Equivalent). Although the Company’s cash balances exceeded these insured amounts, the Company has not experienced any losses on its cash and cash equivalents for the periods presented.
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

The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the year ended December 31, 2018 and the periods ended December 31, 2017 and July 31, 2017. At December 31, 2018 and 2017 the Company's accounts receivable were primarily concentrated with one party, Adapt. At July 31, 2017, 100% of the Company's accounts receivable was concentrated with one party, SWK (see Note 5 - Accounts Receivable).

Long-Lived Assets
The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to7 years). The Company’s capitalizes all asset purchases greater than $2,500 having a useful life greater than one year. The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight-line method over their estimated useful lives (20 years). The Company recorded depreciation and amortization of $2,556 for the year ended December 31, 2018, $2,142 for the five months ended December 31, 2017 and $5,140 and for the year ended July 31, 2017.

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

At December 31, 2018, dilutive common stock equivalents have not been included because it would be anti-dilutive. At December 31, 2018, potentially dilutive common stock equivalents are 3,582,560 which consist of options and warrants. The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, as of December 31, 2017 and July 31, 2017, respectively:

	Year Ended	Five Months ended	Year Ended
Numerator:	December 31, 2018	December 31, 2017	July 31, 2017
Net Income (loss)	$(21,195,316)	$1,379,379	$6,580,613

Denominator:
Denominator for basic income (loss) per share - weighted average shares	2,985,335	2,077,663	2,014,540
Effect of dilutive securities:
Equity incentive plans	—	2,315,475	221,311
Denominator for diluted income (loss) per share	2,985,335	4,393,138	2,235,851

Income (loss) per share - Basic	$(7.10)	$0.66	$3.27
Income (loss) per share - Diluted	$(7.10)	$0.31	$2.94

Research and Development Costs
The Company follows ASC 730, Research and Development, and expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation
Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar. Transactions occur in British Pounds and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

The Company had stock-based compensation of $5.7 million, $1.8 million, and $1.7 million for the year ended December 31, 2018, the five months ended December 31, 2017 and for the year ended July 31, 2017, respectively.
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
The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.
As of December 31, 2018, December 31, 2017 and July 31, 2017, the Company did not have any financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.
Related Parties
The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balances as of December 31, 2018, December 31, 2017 and July 31, 2017 were zero. The Company uses office space free of charge from related parties (see Note 4 - Related Party Transactions).

Revenue Recognition
The Company generates a large majority of revenue from the agreement with Adapt. During the year ended December 31, 2018 and the five months ended December 31, 2017 the Company recognized 95% and 99%, respectively of revenue from its agreement with Adapt.
In May 2014, the FASB issued an accounting standard update (‘ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.
On January 1, 2018, the Company adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and the Company determined the new guidance does not change the Company's policy of revenue recognition. The Company's primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt.There are no performance obligations by the Company and the Company recognizes revenue according to the royalty report provided by Adapt on quarterly basis.

In regards to treatment revenue, the Company received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of the Company. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Once the option has expired, the Company determined its performance obligations under the agreement which typically is to perform R&D services related to treatments and recognizes revenue over a period of time which is usually the expected research and development period. The treatment revenue is disaggregated by program treatments. (See Note 8 to the Consolidated Financial Statements - Deferred Revenue).
In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company has evaluated its grant with NIH and contract with BARDA and determined they are non-exchange transactions and fall withing the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, the Company recognizes revenue from its grant and contract in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.

Licensing Agreement
Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®.

On December 15, 2014, the Company entered into a License Agreement with Adapt. Pursuant to the License Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. In addition, on the SWK Closing Date, in connection with the SWK Purchase Agreement, as disclosed below, we entered into the Adapt Amendment which amends the terms of the License Agreement relating to the grant of a commercial sublicense outside of the United States and diligence efforts for commercialization of our Opioid Overdose Reversal Treatment Product. Under the terms of the Adapt Amendment, Adapt is required to use commercially reasonable efforts to commercialize the Opioid Overdose Reversal Treatment Product in the United States In the event that Adapt wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the License Agreement to include reduced financial terms with respect to the commercial sublicense.
The Company also receives payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt. During the year ended December 31, 2018 and the five months ended December 31, 2017, the Company recognized royalty and milestone revenue of $13.3 million and $11.7 million, respectively.
Interest in Treatments
With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of Common Stock of the Company, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 606. In the event the investor chooses to convert interests into shares of Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.

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

In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," ("ASU 2018-07"), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The adoption of ASU 2018-07 is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (ASU No. 2018-15). The new standard describes the accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that does not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim periods. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is assessing this standard and currently believes it will not have any material impact on the consolidated financial statements.

In 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits entities to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the impact and timing of the this standard and has concluded it will not impact the consolidated financial statements.

In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted this ASU effective January 1, 2018 and has concluded it will not impact the consolidated financial statements.

     In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019, and there is no impact from the adoption of this standard as the current office leases are less than 12 months.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The Company adopted this ASU effective January 1, 2018 and has concluded it did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance is effective for the first quarter of tax year 2018. The Company has adopted the guidance and determined that there is no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, Update 2016-15 becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU effective January 1, 2018 and has concluded it did not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning December 15, 2016, and interim periods within those fiscal years. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The guidance provided an entity-wide accounting policy election to account for forfeitures as they occur. The Company has elected to record forfeitures as they occur. The Company has evaluated the requirements of the new guidance and has determined that the impact is not material to its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendments in this ASU are intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. Although the presumption that a reporting entity will continue to operate as a going concern is fundamental to the preparation of financial statements, prior to the issuance of this ASU, there was no guidance in United States generally accepted accounting principles (United States GAAP) related to the concept. Due to the lack of guidance in United States GAAP, practitioners and their clients often faced challenges in determining whether, when, and how a reporting entity should disclose the relevant information in its financial statements. As a result, the FASB issued this guidance to require management evaluation and potential financial statement disclosures. This ASU is effective for financial statements with periods ending after December 15, 2016. The Company adopted the ASU during 2017 and performed going concern evaluations for its 2018 and 2017 year-end financial statements.

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

Note 5.     Accounts Receivable

As of December 31, 2018 the Company had accounts receivable of $4,489,317 of which $4,484,433 relates to royalty revenue from the sales of NARCAN®.

As of December 31, 2017, the Company determined that the Capped Royalty Amount provided in the SWK Agreement had been met (see Note 2 - Liquidity and Financial Condition). As a result, 90% of any succeeding milestone payments and royalties due from Adapt/EBS will revert to the Company while the remaining 10% will be paid to SWK directly by Adapt/EBS. As of December 31, 2017, the Company recognized accounts receivable of $11,696,676, which is equivalent to 90% of the milestone payments and royalties earned during the five months ended December 31, 2017.

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

Note 6.     Prepaid Expenses and Other Current Assets

As of December 31, 2018, the Company had approximately $268 thousand recorded as prepaid expenses and other current assets. Of this amount approximately $74 thousand is for research and development supplies related to product development work being performed by Renaissance Lakewood, LLC ("Renaissance") (see Note 10 - Commitments), and the remaining $194 thousand is for prepaid expenses such as rent, insurance, and software licenses.

As of December 31, 2017, the Company had approximately $0.7 million recorded as prepaid expenses and other current assets. Approximately $0.4 million was related to a deposit made by the Company to Renaissance in August 2017. As provided under the agreement with Renaissance, the Company was obligated to make this deposit to fund the initial costs of the product development work to be performed by Renaissance on behalf of the Company. As of December 31, 2017, no work had been performed, nor had any costs been incurred, in relation to this project.

During the five months ended December 31, 2017, the Company purchased approximately $0.1 million of research and development supplies related to the above referenced product development work being performed by Renaissance. As provided under the agreement with Renaissance, the Company is obligated to pay for all supplies and materials that are needed to complete this product development work. These supplies were delivered on October 16, 2017 and approximately $25 thousand in supplies have been used as of December 31, 2018. The remaining balance consists primarily of prepaid expenses such as rent, insurance, and software licenses.

The Company had recorded approximately $0.2 million as prepaid expenses and other current assets at July 31, 2017 that consists primarily of prepaid expenses such as rent, insurance, and software licenses.

Note 7.     Deferred Financing Costs

During the five months ended December 31, 2017, the Company incurred approximately $0.2 million of legal, accounting, and filing fees related to the Company's fund raising efforts. The Company recorded the $0.2 million as deferred financing costs as of December 31, 2017. These expenses were offset against net proceeds received from the Company's financings during 2018.

Note 8.    Deferred Revenue
On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. If the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor had a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company estimates that sufficient research and development will be completed by December 31, 2020 to allow the Company to advance the program into final registration studies. Therefore, the Company recognized revenue on a straight-line basis over the expected completion date. During the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017, the Company recognized approximately $58 thousand, $36 thousand and $39.9 thousand of revenue relating to the agreement, respectively.

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

During the year ended December 31, 2018 and the five months ended December 31, 2017, the Company recognized approximately $156,863 and $29,400 of revenue related to this agreement. The Company recognized no revenue for the fiscal year ended July 31, 2017.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. The Investor did not elect to exchange their interest for shares of Common Stock as described above and the Company commenced recognizing revenue in September 2018. For the year ended December 31, 2018 the Company recognized $35,714 of revenue related to this agreement.

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

On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognizes revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the year ended December 31, 2018 the Company received cash of $1.0 million and recognized revenue of $432 thousand related to this grant.

The following is a summary of the Company’s deferred revenue activity for the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017:

(in thousands)	NIH Grant	BED	Other Opioid Treatments	Total
Balance as of July 31, 2016	$—	$1,000	$1,600	$2,600
Recognized as revenue	—	(39)	—	(39)
Balance as of July 31, 2017	—	961	1,600	2,561
Recognized as revenue	—	(66)	—	(66)
Balance as of December 31, 2017	—	895	1,600	2,495
Cash Received NIH	1,000	—	—	1,000
Converted to Equity	—	—	(1,600)	(1,600)
Recognized as revenue	(432)	(251)	—	(683)
Balance as of December 31, 2018	$568	$644	$—	$1,212

As of December 31, 2018, the Company had recorded approximately $1,212 thousand of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. Current and long-term deferred revenue are detailed in the following table:

Deferred Revenue (in thousands)	NIH Grant	BED	Other Opioid Treatments	Total
Current portion	$568	$644	$—	$1,212
Long-term portion	—	—	—	—
Total	$568	$644	$—	$1,212

Note 9.     License Fee Payable

On February 28, 2018, the Company was notified that Adapt, now a Subsidiary of Emergent BioSolutions ("EBS"), had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt invoked its right under Section 5.5 of the License Agreement, dated as of December 15, 2014, by and between the Company and Adapt, as amended (the "License Agreement"), to offset 50% of certain payments paid to such Third Party from the amounts payable by Adapt to the Company under the License Agreement and SWK under the SWK Purchase Agreement. On March 1, 2018, the Company received net milestone payments of $6.1 million, which was net of 50% of a license fee payment Adapt made to the Third Party. Adapt reduced such milestone payment by $6.25 million pursuant to Section 5.5 of the License Agreement. The portion of the milestone payment that the Company would have otherwise received was reduced by $5.6 million.

As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019 (see Note 17, Subsequent Events), Adapt has made has made and will in the future make payments to the Third Party Licensee and will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement by a maximum of $9.0 million in relation to such payments. Under the SWK Purchase Agreement, the Company retains 90% of the royalties payable under the License Agreement, with SWK entitled to 10%. The maximum amount payable by the Company is therefore $8.1 million (90% of $9 million), of which the Company has recorded $5.4 million as a current liability and $2.7 million as a long-term liability at December 31, 2018. As provided in Amendment No. 2, Adapt will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement during the year ending December 31, 2019 by a maximum of $1.8 million each quarter. As provided in the License Agreement, if Net Narcan Sales (as defined in the License Agreement) exceed $200 million in any calendar year, the Company and SWK will be due a milestone of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to the Company and SWK, Adapt may deduct $2.7 million from the $13.5 million (90% of $15.0 million) milestone payable to the Company.

Note 10. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. At December 31, 2018 and 2017, the Company determined an OORT Net Profit as a result of NARCAN® sales by Adapt. There was no OORT Net Profit prior to December 31, 2017. The following table sets forth the royalty payable to certain investors as of December 31, 2018 and December 31, 2017:

(in thousands)	Net Profit %	December 31, 2018	December 31, 2017

Potomac	10.2%	$422	$860
LYL	5.0%	206	421
Welmers	1.5%	62	127
Foundation	6.0%	248	—
Pendergast	1.0%	60	—
Royalty payable	23.7%	$998	$1,408

Note 11. Commitments and Contingencies
Commitments

The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

a.
On December 18, 2014, the Company entered into a consulting agreement (the "2014 Agreement") with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide financial advisory services with regard to a licensing agreement. The Company is also required to pay an additional fee equivalent to 3.75% of all amounts received by the Company in excess of $3.0 million, in perpetuity. Total fees incurred by the Company to this consultant pursuant to this agreement during the fiscal year ended July 31, 2017 amounted to approximately $963.6 thousand.

On April 25, 2016, the Company entered into a consulting agreement with Torreya, under which Torreya agreed to provide financial advisory services for financing activities. In exchange for these services, the Company is required to pay a fee on all funding received by the Company as a result of assistance provided by the consultant. Torreya’s fee will be equal to 5% of gross funding received by the Company up to $20 million plus 3.5% of any proceeds received in excess of $20 million. Total fees incurred by the Company to this consultant pursuant to this agreement during the fiscal year ended July 31, 2017 amounted to $687.5 thousand. As of July 31, 2017, the Company had recorded an accrued liability of approximately $928.5 thousand relating to fees owed to Torreya.
On September 8, 2017, the Company and Torreya entered into the Supplemental Engagement Letter to provide financial advisory services with respect to the licensing of the intellectual and property rights to develop and commercialize certain products with Adapt Pharma Operations Limited, an Ireland based pharmaceutical company ("Adapt"). The revised engagement amends total consideration as follows: (i) an aggregate of $300 thousand in cash payments to be paid by the Company to Torreya in three equal installments over a 16-month period; (ii) shares of Common Stock, equal to an aggregate value of $300 thousand, to be issued by the Company to Torreya in three equal installments over a 16-month period; (iii) if the Earn Out Milestone Payment is paid under the SWK Purchase Agreement, approximately $140.6 thousand, or 3.75% of the Earn Out Milestone Payment (as defined in the SWK Purchase Agreement), shall be paid by the Company to Torreya within 15 days of the date that the Earn Out Milestone (as defined in the SWK Purchase Agreement) has been paid to the Company; (iv) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment (as defined in the SWK Agreement) is paid, Torreya shall receive 3.375% of the Total Consideration (as defined in the 2014 Agreement) received thereafter or 3.5625% of the Total Consideration received thereafter if no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date (as defined in the SWK Agreement) as per the terms of the SWK Agreement; and (v) once SWK has received the Capped Royalty Amount, if the Earn Out Milestone Payment has not been paid, Torreya shall receive 3.45525% of the Total Consideration received thereafter or 3.602625% of the Total Consideration received thereafter if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing Date as per the terms of the SWK Purchase Agreement. Payments made by the Company in the form of shares of Common Stock will be a defined number of shares calculated based upon the average closing price of the Common Stock for the ten trading days prior to the relevant date for the payment.

On September 23, 2017, the Company issued 3,283 shares of its Common Stock to Torreya as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $40.58 per share, or approximately $133 thousand in the aggregate, which represents the closing price of the Company's Common Stock on September 22, 2017. The Company also paid Torreya approximately $240.6 thousand in cash in September 2017 as payment for fees owed. On December 22, 2017, the Company issued 3,455 shares as payment for $100 thousand of fees owed by the Company to Torreya. The Company valued these shares at $24.95 per share, or approximately $81 thousand in the aggregate, which represents the closing price of the Company's Common Stock on December 22, 2017. The Company also paid Torreya $100 thousand in cash in December 2017 as payment for fees owed.

Both the $200 thousand of fees paid via the issuance of Common Stock and the $340.6 thousand of fees paid in cash had been recorded as accrued liabilities as of July 31, 2017.

During the five-month period ended December 31, 2017, the Company incurred approximately $439 thousand in aggregate fees related to Torreya. As of December 31, 2017, the Company had an accrued liability of $639 thousand owed to Torreya.

During the year ended December 31, 2018, the Company incurred approximately $447 thousand in aggregate fees related to Torreya. In addition during December 2018 the Company paid Torreya $100 thousand in cash and issued 6,498 shares of Common Stock representing a total of $200 thousand of fees owed by the Company to Torreya which had been recorded as accrued liability as of December 31, 2017. As of December 31, 2018 the Company has an accrued liability of $151 thousand owed to Torreya.

b.
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones. A total of 3,582 shares had been issued as of July 31, 2016 due to achievement of certain milestones. On November 10, 2016, the Company issued an additional 14,327 shares of the unregistered Common Stock pursuant to the LOI. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $85.1 thousand. On March 16, 2017, the Company issued an additional 10,745 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares upon the one year anniversary of receipt by the Company of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN®, in the U.S. The shares issued on March 16, 2017 were valued on the date of issuance using the March 16, 2017 closing price of the Company’s Common Stock of $7.75 per share, which resulted in an aggregate value of approximately $83.3 thousand. The Company expensed the entire $83.3 thousand as non-cash expense during the fiscal year ended July 31, 2017. There were no share issuances, nor any expenses incurred, by the Company in relation to this LOI during the five months ended December 31, 2017.

As of March 31, 2018, the Company was required to issue an additional 37,866 shares of its unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares on the receipt of cumulative royalty payments of $2 million from Adapt and milestone payments from Adapt with respect to first achieving the milestones of the first $30 million, $40 million, $55 million and $75 million of Net NARCAN® Sales. The shares that were issuable as of March 31, 2018, were valued using the March 29, 2018 closing stock price of the Company's Common Stock of $19.18 per share, which resulted in an aggregate value of approximately $726 thousand. On April 19, 2018 the Company issued 37,866 shares of Common Stock. For the year ended December 31, 2018 the Company recorded total non-cash expense of $776 thousand, of which $726 thousand was recorded to research and development expense and $50 thousand was recorded to loss on settlement of liability in other expense.

c.
In October 2016, the Company in-licensed a heroin vaccine from Walter Reed Army Institute of Research ("WRAIR"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. During the five months ended December 31, 2017, the Company paid $60 thousand in cash to WRAIR, of which $50 thousand was a non-recurring "execution" fee and the remaining $10 thousand was the minimum annual royalty for the period of September 2017 through August 2018. The $10 thousand minimum annual royalty was recorded as a prepaid expense and is being expensed at the rate of $833 per month, beginning in September 2017 and ending in August 2018.

d.
The Company has a Sublease with Standish Management, LLC to sublease office space on a month-to-month basis, located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401, which is the Company's headquarters. The Company also has an Office Service Agreement to lease office space at 83 Baker Street, London, England, W1U 6AG. Effective May 31, 2018 either party is able to terminate the Office Service Agreement by providing three months advance written notice of termination. During the year ended December 31, 2018, the five months ended December 31, 2017, and the year ended July 31, 2017 the Company incurred approximately $321 thousand, $150 thousand, and $123 thousand, respectively of rent expense.

e.
On June 1, 2017 (the “LYL Effective Date”), the Company entered into an amendment with LYL (the “LYL Amendment”) to the Amended and Restated Consulting Agreement, dated October 25, 2016 and effective as of July 17, 2013 (the “LYL Agreement”). Pursuant to the LYL Amendment, LYL granted the Company certain buyback provisions that have expired as of December 31, 2018. In consideration for LYL entering into the LYL Amendment, upon the Company's receipt after the LYL Effective Date of at least $3 million from (i) SWK under the SWK Purchase Agreement and/or (ii) Adapt under the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK will be used in determining the Net Profit (as defined in the LYL Agreement).

f.
On June 22, 2017, the Company entered into a license agreement (the "License Agreement") and a related supply agreement (the “Supply Agreement”) with Aegis Therapeutics LLC ("Aegis") pursuant to which the Company was granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Aegis Product”), in each case of (a) and (b) for any and all purposes. The License Agreement restricts the Company's ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and the Company shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The License Agreement also restricts Aegis’s ability to compete with the Company worldwide with respect to the Exploitation (as defined in the License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without the Company's prior written consent. The effective date of the License Agreement and the Supply Agreement is January 1, 2017.

As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Aegis Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Aegis Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Aegis Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a product-by-product or country-by-country basis upon 30 days’ prior written notice to Aegis.
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
For the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017, the Company recorded $350 thousand, $150 thousand and $200 thousand, respectively in expense associated with the License Agreement.

g.
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. See Note 6 - Prepaid Expenses and Other Current Assets.

h.
On September 5, 2017, the Company accepted, effective September 11, 2017 (the “Separation Date”), the resignation of Kevin Pollack as (i) the Company’s Chief Financial Officer, Treasurer and Secretary, and (ii) a director of Opiant Pharmaceuticals UK Limited, a wholly owned subsidiary of the Company. On September 5, 2017, the Company and Mr. Pollack entered into a Separation Agreement and General Release (the “Separation Agreement”), with such agreement becoming effective on September 12, 2017 (the "Separation Agreement Effective Date"), which represented the date on which Mr. Pollack's seven-day revocation period expired.

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

During the five months ended December 31, 2017, the Company paid Mr. Pollack approximately $1.61 million in cash pursuant to the terms of the Separation Agreement. In addition, as of December 31, 2017, the Company has recorded an accrued liability of approximately $962 thousand. During September 2018, the Company made the final payment due to Mr. Pollack.

i.
On September 7, 2018, the Company entered into a Development Agreement ("Development Agreement") and an Agreement for Reimbursement of Capital Expenditure and Service Fees ("Reimbursement Agreement") with Aesica Queenborough Limited ("Aesica"), a wholly owned subsidiary of Consort Medical plc, related to the Company’s product OPNT003 (intranasal nalmefene), a potent long acting opioid antagonist for the treatment of opioid overdose. As part of the Development Agreement, Aesica and Bespak, wholly owned subsidiaries of Consort, will supply the Company with clinical samples and registration batches for the purpose of performing clinical studies and obtaining regulatory approvals. Further, as part of the Development Agreement, the Company and Aesica agreed that, upon approval by the U.S. FDA, Aesica and Bespak will manufacture and supply the commercial device for the Company upon mutually agreed terms. Under the terms of the Reimbursement Agreement, the Company has agreed to reimburse Aesica for certain service, tooling, equipment and facility alteration expenses incurred by Aesica under certain circumstances, including termination of the Development Agreement and the failure to complete a definitive manufacturing and supply agreement.

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

Note 12. Stockholder's Equity
Common Stock
During the year ended December 31, 2018
During the year ended December 31, 2018, the Company issued 50,497 shares of its Common Stock in relation to the cashless exercise of stock options that were granted outside of the Company's 2017 Long-Term Incentive Stock Plan (the "2017 Plan"). A total of 95,000 stock options were exercised with exercise prices between $7.25 and $10.00 per share.
During the year ended December 31, 2018, the Company issued 3,400 shares of its Common Stock as a result of the exercise of stock purchase warrants with an exercise price of $10.00 per share for total proceeds of $34,000.

During the year ended December 31, 2018 the Company issued 38,166 shares of its Common stock with an aggregate value of $782 thousand for services provided to the Company.

On September 5, 2018, the Company also issued 160,000 shares of Common Stock to Valour Fund, LLC, as a result of Valour's exercise of its option to exchange its interest in certain product revenues for Common Stock of the Company.

On December 18, 2018, the Company issued 6,498 shares of its Common Stock to Torreya. These shares were issued as payment in full for a $100 thousand accrued liability owed by the Company to Torreya pursuant to that certain Supplemental Engagement Letter between the Company and Torreya, dated September 8, 2017 (the "Supplemental Engagement Letter").
During October 2017 the Company entered into a Controlled Equity Offering sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as agent ("Cantor Fitzgerald"), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of Common Stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC on March 19, 2018. The Company agreed to pay Cantor Fitzgerald a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During the twelve months ended December 31, 2018 the Company sold 239,270 shares of Common Stock for gross proceeds of $4.31 million and received net proceeds of $4.18 million after deducting sales commissions.

On September 27, 2018, the Company also completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares its Common stock (including 105,882 shares purchased by Cantor Fitzgerald upon the exercise in full of its right to purchase up to an additional 105,882 shares to cover over-allotments) at a price of $17.00 per share. The Company received approximately $13.0 million of net proceeds from the offering after deducting sales commissions.

During the five months ended December 31, 2017
During the five months ended December 31, 2017, the Company issued 145,630 shares of its Common Stock in relation to the cashless exercise of stock options that were granted outside of the Company's 2017 Long-Term Incentive Stock Plan (the "2017 Plan"). These options were for 217,500 shares of Common Stock with exercise prices between $5.00 and $15.00 per share.
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

During the year ended July 31, 2017, the Company issued 25,072 shares of unregistered Common Stock pursuant to the LOI described in Note 10 – Commitments. Under the terms of the LOI, the Company was obligated to issue these shares on the one year anniversary of the LOI and upon the one year anniversary of receipt, by the Company, of a milestone payment from Adapt for the first commercial sale of the Company’s product, NARCAN® , in the U.S. The shares issued in this transaction were valued using the stock price on the issuance dates ranging from $5.94 to $7.75 per share. The Company recorded the aggregate fair value of $168,376 as non-cash expense during the year ended July 31, 2017.

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

No Non-Qualified Stock Options were issued for the year ended December 31, 2018 or the five month transition period ended December 31, 2017. The assumptions used in the valuation for the Pre-2017 Non-Qualified Stock Options for the five months ended December 31, 2017 and for the year ended July 31, 2017 were as follows:

	December 31, 2017	July 31, 2017
Market value of stock on measurement date	$36.79	$5.61 to 13.00
Risk-free interest rate	1.47%	0.88-2.55%
Dividend yield	0%	0%
Volatility factor	96%	76-348%
Term	2.12 years	2.28-10 years

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	4,635,000	8.79	7.39	$2,731,250
Granted	320,000	9.38
Expired	(5,000)	10.00
Forfeited	(1,180,000)	11.03
Outstanding at July 31, 2017	3,770,000	8.13	6.87	$19,139,625
Exercised	(217,500)	10.22
Forfeited	(572,000)	11.51
Outstanding at December 31, 2017	2,980,500	7.33	7.06	$46,606,210
Exercised	(95,000)	8.24
Forfeited	—	—
Outstanding at December 31, 2018	2,885,500	7.30	6.04	$20,633,100
Exercisable at December 31, 2018	2,747,150	7.20	6.01	$19,928,663

A summary of the status of the Company's non-vested Pre-2017 Non-Qualified Stock Options as of December 31, 2018 and changes during the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017 are presented below:

Non-vested options	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2016	90,833	$7.27
Granted	320,000	7.70
Vested	(70,962)	6.70
Non-vested at July 31, 2017	339,871	$7.93

Vested	(50,969)	9.29
Non-vested at December 31, 2017	288,902	$7.87

Vested	(150,552)	7.92
Non-vested at December 31, 2018	138,350	$7.84

During the year ended December 31, 2018 the Company recognized approximately $0.9 million of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. During the five months ended December 31, 2017, the Company recognized approximately $0.6 million of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. During the year ended July 31, 2017 the Company recognized approximately $1.3 million of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. At December 31, 2018, there was $0.2 million of unrecognized compensation costs related to non-vested stock options.
The 2017 Plan

The assumptions used in the valuation of options granted under the 2017 Plan during the year ended December 31, 2018 and the five months ended December 31, 2017 are as follows:

	Year Ended 12/31/18	Five Months Ended 12/31/17
Market value of stock on measurement date	$14.31 to $24.84	$18.16 to $49.93
Risk-free interest rate	2.47 % to 3.05%	2.06 % to 2.47%
Dividend yield	—%	—%
Volatility factor	121% to 324%	324% to 329%
Term (years)	5.5 to 10.0	10.00

Stock option activity for options granted under the 2017 Plan during the year ended December 31, 2018 and the five months ended December 31, 2017 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	—
Total options authorized	400,000
Granted	(214,000)	$37.62
Expired	—
Forfeited	40,000	$49.93
Outstanding at December 31, 2017	174,000	$34.78	9.71	$14,430
Exercisable at December 31, 2017	—
Annual additional options authorized	101,431
Granted	(196,550)	$23.26
Expired	—
Forfeited	27,000	$24.84
Options available at December 31, 2018	157,881
Outstanding at December 31, 2018	343,550	$28.97	8.95	$840

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of December 31, 2018 and changes during the year ended December 31, 2018 and the five months ended December 31, 2017 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at July 31, 2017 and 2016	—
Granted	214,000	$37.62
Forfeited	(40,000)	$49.93
Non-vested at December 31, 2017	174,000	$34.78
Granted	196,550	$23.26
Forfeited	(27,000)	$24.84
Non-vested at December 31, 2018	288,047	$27.62
Vested at December 31, 2018	55,503	$34.66

During the year ended December 31, 2018 and the five months ended December 31, 2017, the Company recognized approximately $4.9 million and $1.2 million of non-cash expense related to vested options granted during these periods. As of December 31, 2018, there was approximately $3.6 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants
Warrant activity for the year ended December 31, 2018, the five months ended December 31, 2017 and the year ended July 31, 2017 is presented in the table below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	1,215,385	$17.90	2.86	$—
Granted	45,000	10.00
Expired	(166,585)	$46.37
Forfeited	(325,000)	15
Outstanding at July 31, 2017	768,800	$12.50	3.04	$1,184,000
Exercised	(356,790)	14.83
Forfeited	(55,000)	$15.00
Outstanding at December 31, 2017	357,010	$9.78	5.57	$4,708,020
Exercised	(3,400)	$10.00
Outstanding at December 31, 2018	353,610	$9.78	4.60	$1,651,165

Note 13. Sale of Royalties

On December 13, 2016, the Company entered into the SWK Purchase Agreement with SWK pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement of NARCAN or any other intranasal naloxone opioid overdose reversal treatment, up to (i) $20,625,000 million and then the Residual Royalty thereafter or (ii)$26,250,000, if Adapt has received in excess of $25,000,000 of cumulative Net Sales for any two consecutive fiscal quarters during the period from October 1, 2016 through September 30, 2017 from the sale of NARCAN® (the “Earn Out Milestone”), and then the Residual Royalty thereafter. The Residual Royalty is defined in the Purchase Agreement as follows: (i) if the Earn Out Milestone is paid, then SWK will receive 10% of all Royalties; provided, however, if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK shall receive 5% of all Royalties after such date, and (ii) if the Earn Out Milestone is not paid, then SWK will receive 7.86% of all Royalties; provided, however, that if no generic version of NARCAN® is commercialized prior to the sixth anniversary of the Closing, then SWK will receive 3.93% of all Royalties after such date. Under the Purchase Agreement, the Company received an upfront purchase price of $13,750,000 less $40,000 of legal fees at Closing, and will receive an additional $3,750,000 if the Earn Out Milestone is achieved (the “Purchase Price”). The Purchase Agreement also grants SWK (i) the right to receive the statements produced by Adapt pursuant to Section 5.6 of the Adapt Agreement and (ii) the right, to the extent possible under the Purchase Agreement, to cure any breach of or default under any Product Agreement by the Company. Under the Purchase Agreement, the Company granted SWK a security interest in the Purchased Assets in the event that the transfer contemplated by the Purchase Agreement is held not to be a sale. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations that are customary for a transaction of this nature. Absent fraud by the Company, the Company’s indemnification obligations under the Purchase Agreement shall not exceed, individually or in the aggregate, an amount equal to the Purchase Price plus an annual rate of return of 12% (compounded monthly) as of any date of determination, with a total indemnification cap not to exceed 150% of the Purchase Price, less all Royalties received by SWK, without duplication, under the Purchase Agreement prior to and through resolution of the applicable claim. All capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Purchase Agreement.

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

Note 14. Potomac Amendment

On April 12, 2017 (the “Potomac Effective Date”), the Company and Potomac Construction Limited (“Potomac”) entered into an amendment (the “Potomac Amendment”) to the following investment agreements with Potomac to provide for (in the case of Potomac Agreement No. 1 and Potomac Agreement No. 2 ), or modify (in the case of Potomac Agreement No. 3, Potomac Agreement No. 4 and Potomac Agreement No. 5 (each as defined below)), the Company’s right to buyback the Interest (as defined in each Potomac Amendment) in each Potomac Agreement (as defined below) from Potomac: (i) that certain Investment Agreement, dated as of April 16, 2013, as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 1”); (ii) that certain Investment Agreement, dated as of May 30, 2013, as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”); (iii) that certain Investment Agreement, dated as of September 9, 2014, as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 3”); (iv) that certain Investment Agreement, dated as of October 31, 2014, as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”); and (v) that certain Investment Agreement, dated as of December 8, 2015 (“Potomac Agreement No. 5”) ((i)–(v) collectively, the “Potomac Agreements” and, each, a “Potomac Agreement”).

As of December 31, 2018, the buyback provisions under the Potomac Amendment for the Potomac Agreement No. 1 and Potomac Agreement No. 2 have expired.

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

In consideration for Potomac entering into the Potomac Amendment, the Company agreed to pay Potomac, within 15 business days of the Potomac Effective Date, $159,500. The Company recorded the $159,500 payment to Potomac as a non-recurring general and administrative expense during the year ended July 31, 2017.

Furthermore, the Company granted Potomac the right to receive 2.5525% of the Net Profit (as defined in the Potomac Agreements) generated from DAVINCI (as defined in the Potomac Amendment). In the event that the Company is sold, Potomac will receive 2.5525% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Potomac Effective Date until the four year anniversary of the Potomac Effective Date (the “Potomac DAVINCI Interest Buyback Expiration Date”), the Company may buyback all or any portion of the DAVINCI Interest (as defined in the Potomac Amendment) upon written notice to Potomac (the “Potomac DAVINCI Interest Buyback Notice), at the price of $382,875 per 2.5525% of DAVINCI Interest (the “Potomac DAVINCI Interest Buyback Amount”); provided, that in the event the Potomac DAVINCI Interest Buyback Notice is provided within 2.5 years of the Potomac

Effective Date, the Company shall pay Potomac two times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice; provided, further, that, in the event the Potomac DAVINCI Interest Buyback Notice is provided after 2.5 years of the Potomac Effective Date and on or prior to the Potomac DAVINCI Interest Buyback Expiration Date, the Company will pay Potomac 3.5 times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice.

Furthermore, pursuant to the Potomac Amendment, the Company and Potomac agree that, upon the Company’s receipt after the Potomac Effective Date of at least $3 million from (i) SWK pursuant to the Purchase Agreement with SWK, or (ii) Adapt pursuant to the Adapt Agreement, fifty percent of all actual amounts received by the Company from SWK shall be used in determining the Net Profit.

Note 15. Income Taxes
The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2018, the Company had federal and state net operating loss carry forwards, which are available to offset future taxable income, of 5,753,943. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant NOLs. All of the Company's income tax years remained open for examination by taxing authorities. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	December 31, 2018	December 31, 2017	July 31, 2017
Net loss before taxes at statutory rate	$(6,015,352)	$919,111	$2,992,311
Permanent items	1,471,275	4,056	5,828
Temporary items	2,444,934	(698,380)	385,910
Income tax expense at statutory rate	(2,099,143)	224,787	3,384,049
Valuation allowance	2,150,426	(55,624)	(2,833,575)
Income tax expense per books	$51,283	$169,163	$550,474

Net deferred tax assets consist of the following components as of:

	December 31, 2018	December 31, 2017	July 31, 2017
Net operating loss carryover at statutory rate	$5,753,943	$2,869,510	$4,936,604
Stock-based compensation expense	4,939,759	7,404,037	9,922,093
Fixed asset depreciation	—	(353)	(2,470)
Intangibles amortization	(1,148)	(1,012)	—
Other	2,046,961	(290,775)	—
Total	$12,739,515	$9,981,407	$14,856,227

Valuation allowance	$(12,739,515)	$(9,981,407)	$(14,856,227)
Net deferred tax asset	$—	$—	$—

The Company had no uncertain tax positions at December 31, 2018, December 31, 2017 and July 31, 2017.
On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the "Act") was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%. In connection with the Company’s initial analysis of the impact of the Tax Act, no discrete net tax benefit or expense in the period ended December 31, 2017 is recorded. This is primarily due to the change in valuation allowance offsets a net benefit or expense for the corporate rate reduction. Open federal tax years are July 31, 2015, July 31, 2016, July 31, 2017, and December 31, 2017. Open state tax years are July 31, 2014, July 31, 2015, July 31, 2016, July 31, 2017 and December 31, 2017.

Note 16.     Comparative Financials (Unaudited)

The Company changed its fiscal year end from July 31 to December 31 effective December 31, 2017. The unaudited consolidated results of operations for the year ended December 31, 2017 is as follows:

For the Year Ended
(in thousands)	December 31, 2017
(unaudited)
Revenue:
Royalty and licensing revenue	$15,447
Treatment investment revenue	105
Grant and contract revenue	—
Total revenue	15,552
Operating expenses:
General and administrative	10,313
Research and development	4,857
Royalty expense	1,408
Selling expense	851
Total operating expenses	17,429
Income from operations	(1,877)
Other income, net	68
Income before provision of income taxes	(1,809)
Provision for income taxes	797
Net loss	$(2,606)

Note 17.     Subsequent Events
On January 3, 2019 and January 15, 2019, the Company granted options to employees to purchase in aggregate 76,500 and 13,200 shares of the Company’s Common Stock at an exercise price of $13.61 and $14.62 per share, respectively, which represents the per share closing price of the Company’s Common Stock on the dates of grant. These options were issued under the 2017 Plan and have a ten year term. The options vest as follows: 1/48th of the option shares vest every month on the anniversary of the grant date.

From January 1, 2019 through March 15, 2019, the Company issued a total of 80,000 shares of Common Stock in connection with stock option exercises. As a result of the stock option exercises, the Company received aggregate proceeds of $601,250.

On February 21, 2019, the Company announced that its Phase 2 clinical trial evaluating OPNT001, a naloxone nasal spray for the treatment of bulimia nervosa did not meet the primary endpoint of reducing the number of binging days from baseline to week eight. Key secondary endpoints were also not met. Based on these results, the Company will not devote additional resources to the development of OPNT001.

On March 18, 2019, the Company and Adapt entered into Amendment No. 2 to the License Agreement. Amendment No. 2 sets forth the timing and amounts that Adapt is allowed to deduct going forward from royalties and milestones payable to the Company and SWK in relation to payments that Adapt has paid or will pay under a license agreement with a Third Party (as defined in the License Agreement), as further discussed in Note 9. Licensee Fee Payable. As provided in Amendment No. 2, going forward Adapt may only deduct a maximum of $9.0 million from royalties and milestones payable to the Company and

SWK under the License Agreement in regards to the Third Party license agreement entered into by Adapt on or around February 28, 2018. Under Amendment No. 2, with respect to $6.5 million of the $9 million, Adapt may only deduct a maximum of $2.0 million in any one calendar quarter from the royalties payable to the Company under the License Agreement and SWK under the SWK Purchase Agreement. As provided in the License Agreement, if Net Narcan Sales (as defined in the License Agreement) exceeds $200 million in any calendar year, the Company and SWK will be due a milestone of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to the Company and SWK, Adapt may deduct $2.5 million from this $15.0 million milestone, along with any outstanding balance of the $6.5 million that has not already been deducted in previous quarters.

Amendment No. 2 also amended Section 5.5 of the License Agreement to provide that Adapt may still enter into Third Party licensing arrangements; however, in order to exercise its right to deduct any payments with respect thereto, with certain specified exceptions, after March 18, 2019, Adapt will need the consent of the Company that the licensing arrangement is acceptable under the provisions of Amendment No. 2 (in particular the amended Section 5.5 set forth therein). In all instances, any Third Party licensing arrangement and associated deductions taken by Adapt must comply with the provisions of Section 5.5 as amended by Amendment No. 2.

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
Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, with the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.

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

10.84†
Executive Employment Agreement, dated January 11, 2018, by and between Dr. Roger Crystal and the Registrant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 16, 2018).

10.85†
Executive Employment Agreement, dated January 11, 2018, by and between Mr. David O’Toole and the Registrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 16, 2018).

10.86†
Executive Employment Agreement, dated January 11, 2018, by and between Dr. Phil Skolnick and the Registrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 16, 2018).

10.87*	Amendment No. 2 to License Agreement, dated March 18, 2019, by and between Registrant and Adapt Pharma Operations Limited.

10.88†	Director Agreement, effective June 12, 2018, by and between the Registrant and Richard Daly (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 12, 2018).

10.89†
Development and Manufacturing Agreement between the Registrant and Aesica Queensborough Limited dated September 7, 2018 (incorporated by reference to Exhibit 10.84 of the Company’s Current Report on Form 8-K filed September 10, 2018).

10.90†
Agreement for Reimbursement of Capital Expenditures and Service Fees between the Registrant and Aesica Queensborough Limited dated September 7, 2018 (incorporated by reference to Exhibit 10.85 of the Company’s Current Report on Form 8-K filed September 10, 2018).

10.91†
Contract between the Registrant and Biomedical Advanced Research and Development Authority dated September 19, 2018 (incorporated by reference to Exhibit 10.86 of the Company’s Current Report on Form 8-K/A filed December 4, 2018).

10.92†
Director Agreement, effective October 29, 2018, by and between Opiant Pharmaceuticals, Inc. and Craig A. Collard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 29, 2018).

10.93†	License Agreement between the Registrant and Sanofi dated December 21, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 28, 2018).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

23.1*	Consent of MaloneBailey, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the year ended December 31, 2018, the five months ended December 31, 2017 and the fiscal year ended July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018, December 31, 2017, and July 31, 2017, (ii) Consolidated Statements of Operations for the year ended December 31, 2018, the five months ended December 31, 2017 and the fiscal year ended July 31, 2017, (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the year ended December 31, 2018, the five months ended December 31, 2017 and the fiscal year ended July 31, 2017, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2018, the five months ended December 31, 2017 and the fiscal year ended July 31, 2017, and (v) Notes to Consolidated Financial Statements.

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

Opiant Pharmaceuticals, Inc.

Date:	March 21, 2019	By:	/s/ Dr. Roger Crystal
Dr. Roger Crystal
Chief Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2019.

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ David D. O'Toole	Chief Financial Officer
	David D. O'Toole	(Principal Financial and Accounting Officer)

By:	/s/ Dr. Michael Sinclair	Director
Dr. Michael Sinclair

By:	/s/ Thomas T. Thomas	Director
Thomas T. Thomas

By:	/s/ Dr. Gabrielle Silver	Lead Independent Director
Dr. Gabrielle Silver

By:	/s/ Ann MacDougall	Director
Ann MacDougall

By:	/s/ Richard J. Daly	Director
Richard J. Daly

By:	/s/ Craig Collard	Director
Craig Collard