Form 10-Q
period 2019-03-31
OPIANT PHARMACEUTICALS, INC.
filed 2019-05-09
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

As of May 2, 2019, the registrant had 3,995,361 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets
Cash and cash equivalents	$23,768	$24,614
Accounts receivable	1,956	4,489
Prepaid and other current assets	522	267
Total current assets	26,246	29,370

Other assets
Patents and patent applications - net of accumulated amortization	15	16

Total assets	$26,261	$29,386

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,482	$1,133
License fees	6,300	5,400
Accrued salaries and wages	618	1,084
Royalty payable	314	998
Deferred revenue	757	1,212
Total current liabilities	9,471	9,827

Long-term liabilities
License fees	—	2,700
Total long-term liabilities	—	2,700

Total liabilities	$9,471	$12,527

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 3,925,361 and 3,845,361 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	92,943	91,276
Accumulated deficit	(76,157)	(74,421)
Total stockholders' equity	16,790	16,859

Total liabilities and stockholders' equity	$26,261	$29,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Revenues
Royalty and licensing revenue	$3,746	$1,649
Treatment investment revenue	80	54
Grant and contract revenue	1,609	—
Total revenue	5,435	1,703

Operating expenses
General and administrative	3,696	2,965
Research and development	3,567	2,421
License fees	—	5,625
Total operating expenses	7,263	11,011

Loss from operations	(1,828)	(9,308)

Other income (expense)
Interest income, net	122	5
Loss on foreign exchange	(30)	(8)
Total other income (expense)	92	(3)

Loss before provision for income taxes	(1,736)	(9,311)

Provision for income taxes	—	33

Net loss	$(1,736)	$(9,344)

Net loss per share of common stock:
Basic and Diluted	$(0.44)	$(3.68)
Weighted average shares outstanding used to compute net loss per share:
Basic and Diluted	3,909,702	2,542,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders Equity
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	3,845,361	$4	$91,276	$(74,421)	$16,859
Exercise of stock options	80,000	—	601	—	601
Stock based compensation from issuance of stock options	—	—	1,066	—	1,066
Net loss	—	—	—	(1,736)	(1,736)
Balance at March 31, 2019	3,925,361	$4	$92,943	$(76,157)	$16,790

Balance at December 31, 2017	2,535,766	$2	$66,223	$(53,225)	$13,000
Exercise of warrants	2,400	—	24	—	24
Issuance of common stock, net of issuance costs	48,634	1	641	—	642
Stock based compensation from issuance of stock options	—	—	1,609	—	1,609
Net loss	—	—	—	(9,344)	(9,344)
Balance at March 31, 2018	2,586,800	$3	$68,497	$(62,569)	$5,931

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(1,736)	$(9,344)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	—	1
Stock based compensation from issuance of options	1,066	1,609
Change in assets and liabilities:
Accounts receivable	2,533	10,048
Prepaid and other current assets	(254)	(4)
Accounts payable and accrued liabilities	349	221
Accrued salaries and wages	(466)	(277)
Royalty payable	(684)	—
Deferred revenue	(455)	(54)
License fees	(1,800)	—
Net cash provided by (used in) operating activities	(1,447)	2,200

Cash flows provided by financing activities
Proceeds from issuance of warrants	—	24
Proceeds from issuance of common shares	—	1,006
Proceeds from stock option exercises	601	—
Net cash provided by financing activities	601	1,030

Net increase (decrease) in cash and cash equivalents	(846)	3,230
Cash and cash equivalents, beginning of period	24,614	8,116
Cash and cash equivalents, end of period	$23,768	$11,346

Non-Cash Transactions
Offset of deferred financing costs against APIC	$—	$365
Deferred financing costs in accounts payable	$—	$155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Company
Opiant is a specialty pharmaceutical company developing medicines for addiction and drug overdose. The Company developed NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), a treatment to reverse opioid overdose. This product was conceived and developed by the Company, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt. In October 2018, Emergent BioSolutions, Inc. ("EBS") completed its acquisition of Adapt.

The Company's current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). The Company is also pursuing other treatment opportunities within the addiction and drug overdose field.

The Company has not had a bankruptcy, receivership or similar proceeding. The Company is required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2019 and December 31, 2018, results of its operations for the three months ended March 31, 2019 and cash flows for the three months ended March 31, 2019 and 2018. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited, a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2019.
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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $23.8 million and $24.6 million at March 31, 2019 and December

31, 2018, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the three months ended March 31, 2019, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Earnings (Loss) Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018 excludes 3.6 million and 3.7 million shares, underlying stock options and warrants, respectively, because the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019 using the modified retrospective method. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy; an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Condensed Consolidated Statements of Operations. As the Company's current operating leases are less than 12 months the Company has concluded there is no impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting," ("ASU 2018-07"), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The Company adopted this ASU effective January 1, 2019 and has concluded it did not have a material impact on its consolidated financial statements.
In 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits entities to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform. Th amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2019 and has concluded it did not have a material impact on its consolidated financial statements.
Recent accounting pronouncements pending adoption
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). This standard specifies when a participant is a customer in a collaboration, adds unit of account guidance to align with Topic 606 and provides presentation guidance for collaborative arrangements. This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the timing of the adoption and its impact on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 3. Prepaid Expenses and Other Current Assets
As of March 31, 2019, the Company had approximately $522 thousand recorded as prepaid expenses and other current assets. The Company's prepaid amounts are primarily for insurance, advance research and development payments, software licenses, prepaid rent, and other amounts paid that relate to future periods of service. Other current assets are primarily items such as security deposits and other receivables.

Note 4.     Accounts Receivable

As of March 31, 2019, the Company had accounts receivable of $1,956 thousand of which $1,946 thousand relates to royalty revenue from the sales of NARCAN®. As of December 31, 2018 the Company had accounts receivable of $4.5 million, which relates to royalty revenue from the sales of NARCAN®.

Note 5. Deferred Revenue
On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. The Company recognized approximately $14.4 thousand of revenue relating to the agreement for each of the three month periods ended March 31, 2019 and 2018.
On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. The Company continues to assess the BED Treatment Product research and development progress and is currently recognizing revenue on a straight line basis through December 31, 2020. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of approximately $39.2 thousand in each period related to this agreement.
On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. If the product is not introduced to the market and not approved by the FDA or an equivalent body in Europe and not marketed by July 20, 2018, the investor will have a 60-day option to exchange the 2015 0.5% Investor Interest for 25,000 shares of Common Stock of the Company. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of approximately $26.8 thousand and zero, respectively related to this agreement.
On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, (NIDA). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The grant includes approximately $2.6 million to be funded for the period ending March 31, 2019, with the balance to be funded over the subsequent two years, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the three months ended March 31, 2019 the Company recognized revenue of $1,575 thousand related to this grant.
On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. The Contract will provide approximately $611,000 for the project through September 30, 2019, with the balance to be funded over the following two years, subject to satisfactory project progress, availability of funds and certain other conditions. During the three months ended March 31, 2019 the Company recognized revenue of $34,329 related to this contract.
As of March 31, 2019 the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
The following is a summary of the Company’s deferred revenue activity as of March 31, 2019:

(in thousands)	BED	Grants	Total
Balance as of December 31, 2018	$644	$568	$1,212
Additions to deferred revenue	—	1,200	1,200
Recognized as revenue	(80)	(1,575)	(1,655)
Balance as of March 31, 2019	$564	$193	$757

Note 6. License Fee Payable
On February 28, 2018, the Company was notified that Adapt, now a subsidiary of Emergent BioSolutions ("EBS"), had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt invoked its right under Section 5.5 of the License Agreement, dated as of December 15, 2014, by and between the Company and Adapt, as amended (the "License Agreement"), to offset 50% of certain payments paid to such Third Party from the amounts payable by Adapt to the Company under the License Agreement, and SWK under the SWK Purchase Agreement. On March 1, 2018, the Company received net milestone payments of $6.1 million, which was net of 50% of a license fee payment Adapt made to the Third Party. The portion of the milestone payment that the Company would have otherwise received was reduced by $5.6 million.
As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019, Adapt has made and will in the future make payments to the Third Party Licensee (as defined in Amendment No. 2) and will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement by a maximum of $9.0 million in relation to such payments. Under the SWK Purchase Agreement, the Company retains 90% of the royalties payable under the License Agreement, with SWK entitled to 10%. The maximum amount payable by the Company is therefore $8.1 million (90% of $9 million), of which the Company recorded $5.4 million as a current liability and $2.7 million as a long-term liability at December 31, 2018. As provided in Amendment No. 2, Adapt will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement during the year ending December 31, 2019 by a maximum of $1.8 million each quarter. As provided in the License Agreement, if Net NARCAN® Sales (as defined in the License Agreement) exceed $200 million in any calendar year, the Company and SWK will be due a milestone of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to the Company and SWK, Adapt may deduct $2.7 million from the $13.5 million (90% of $15.0 million) milestone payable to the Company.
As of March 31, 2019, the Company has recorded $6.3 million as a current liability, as it expects the remaining amounts to be paid, by a reduction of the royalties or milestones payable, within twelve months of March 31, 2019.

Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from its OORTP in perpetuity. As of December 31, 2018, the Company determined an OORTP Net Profit as a result of NARCAN® sales by Adapt and recorded a royalty payable of $998 thousand. As of March 31, 2019, the Company has a royalty payable of approximately $314 thousand.

Note 8. Stockholders' Equity

Common Stock

During the three months ended March 31, 2019, the Company issued 80,000 shares of Common Stock as a result of employee stock option exercises, and received net cash proceeds of $601 thousand.

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

As provided in the 2017 Plan, on January 1, 2019 the number of options available for issuance was increased by 4% of the outstanding stock as of December 31, 2018, which represents an increase of 153,814 options.

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2018, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,885,500 shares of the Company's Common Stock. During the three months ended March 31, 2019, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the three months ended March 31, 2019 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2018	2,885,500	$7.30	6.04	$20,633,100
Exercised	(80,000)	7.52
Forfeited	(4,865)	10.00
Outstanding at March 31, 2019	2,800,635	$7.29	5.77	$16,358,456
Exercisable at March 31, 2019	2,695,766	$7.21	5.76	$15,932,550

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of March 31, 2019 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2019	109,734	$7.76

During the three months ended March 31, 2019 and 2018, the Company recognized approximately $50 thousand and $290 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of March 31, 2019, there was approximately $139 thousand of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

During January 2019, the Company granted options to a number of employees to purchase 89,700 shares of the Company’s Common Stock at an exercise prices of $13.61 and $14.62 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. The options vest as follows: 1/48th of the options shares vest on such date every month through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the fair value on the date of grant to be $1.1 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the three months ended March 31, 2019 are as follows:

For the Three Months Ended March 31, 2019
Market value of stock on measurement date	$13.61 to $14.62
Risk-free interest rate	2.41% to 2.57%
Dividend yield	—
Volatility factor	121%
Term	6.25 Years

Stock option activity for options granted under the 2017 Plan during the three months ended March 31, 2019 is presented in the table below:

	Number of Shares Available	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	157,881	343,550	$28.97	8.95	$840
Annual additional options authorized	153,814	—	—
Granted	(89,700)	89,700	$13.76
Exercised	—	—	—
Forfeited	1,836	(1,836)	$16.64
Balance at March 31, 2019	223,831	431,414	$25.86	8.92	$—

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of March 31, 2019 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at March 31, 2019	431,414	$25.34
Vested	(106,278)	30.53
Non-vested at March 31, 2019	325,136	$23.64

During the three months ended March 31, 2019 and 2018, the Company recognized approximately $1.0 million and $1.3 million of non-cash expense related to options granted under the 2017 Plan. As of March 31, 2019, there was approximately $3.6 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants

During the three months ended March 31, 2019, the Company did not issue any warrants.

Warrant activity for the three months ended March 31, 2019 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2018	353,610	$9.78	4.36	$1,181
Exercised	—	$—
Outstanding at March 31, 2019	353,610	$9.78	4.36	$1,181
Exercisable at March 31, 2019	353,610	$9.78	4.36	$1,181

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

During the three months ended March 31, 2019 and 2018, the Company recorded $66 thousand and zero, respectively of expense related to Torreya, and has recorded a liability of $66 thousand as of March 31, 2019 related to Torreya.
Exclusive License and Collaboration Agreement
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones, of which a total of 66,520 shares with a value of approximately $894.4 thousand have been issued through December 31, 2018. No shares were required to be issued during the three months ended March 31, 2019.
Heroin Vaccine License
In October 2016, the Company in-licensed a heroin vaccine from the Walter Reed Army Institute of Research ("Walter Reed"). In consideration for the license the Company agreed to pay a royalty of 3% of net sales if the Company commercializes the vaccine, or 4% if the vaccine is sublicensed. In addition, the Company agreed to pay a minimum annual royalty of $10 thousand, as well as fixed payments of up to approximately $715.7 thousand if all of the specified milestones are met. No expense was recorded for the three months ended March 31, 2019.
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
As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License

Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the three months ended March 31, 2019, and 2018 the Company recorded $225 thousand and zero of expense associated with the License Agreement.
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
Research and Development Agreement
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of alcohol use disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. During the three months ended March 31, 2019 and 2018, the Company recorded expense in the amount of $598 thousand and $172 thousand related to the product development work.
Facility Leases
On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401, and this is the Company's headquarters. Per the terms of the Sublease, the original term commenced on August 1, 2017 and ended on August 31, 2018. Effective September 1, 2018 the lease is month-to-month.

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

During the three months ended March 31, 2019 and 2018, the Company incurred approximately $104 thousand and $64 thousand of rent expense, respectively.

Note 10. Subsequent Events

From April 1, 2019 through May 9, 2019 the Company issued 70,000 shares of its Common Stock related to stock option exercises.

On May 2, 2019, the Company entered into a 26-month lease agreement in Santa Monica, California The operating lease commences on July 1, 2019 and ends August 31, 2021. The office space is for general and administrative use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto in this Report, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2018 (the "Form 10-K"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-K. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
Overview
We are a specialty pharmaceutical company developing medicines for addiction and drug overdose. We developed NARCAN® (naloxone hydrochloride) Nasal Spray ("NARCAN®"), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It is marketed by Adapt. In October 2018, Emergent BioSolutions, Inc. (“EBS”) completed its acquisition of Adapt.
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

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended March 31,
	2019	2018	Change
Revenues
Royalty and licensing revenue	$3,746	$1,649	$2,097
Treatment investment revenue	80	54	26
Grant and contract revenue	1,609	—	1,609
Total revenue	5,435	1,703	3,732
Operating expenses
General and administrative	3,696	2,965	(731)
Research and development	3,567	2,421	(1,146)
License fees	—	5,625	5,625
Total operating expenses	7,263	11,011	3,748

Loss from operations	(1,828)	(9,308)	7,480
Other income (expense)
Interest income, net	122	5	117
Loss on foreign exchange	(30)	(8)	(22)
Total other income (expense)	92	(3)	95
Loss before provision for income taxes	(1,736)	(9,311)	7,575
Provision for income taxes	—	33	33
Net loss	$(1,736)	$(9,344)	$7,608

Comparison of Three Months ended March 31, 2019 to the Three Months ended March 31, 2018
Revenues
We recognized $5.4 million and $1.7 million of revenue during the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2019 we recognized approximately $3.7 million of revenue from the license agreement between us and Adapt, $1.6 million from grant and contract revenue, and $80 thousand from treatment investment revenue. For the three months ended March 31, 2018, we recognized $1.6 million of revenue from the license agreement between us and Adapt, and $54 thousand of revenue from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $3.7 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.7 million was primarily due to a $0.4 million increase associated with legal, accounting , and professional fees, a $0.45 million increase in personnel and related expense including recruiting, a $0.3 million increase in royalty and related expense, partially offset by a $0.45 million decrease in stock based compensation expense for the three months ended March 31, 2019 , compared to the three months ended March 31, 2018.
Research and Development Expenses
Our research and development expenses were $3.6 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively. The increase of $1.2 million resulted from an increase in third party clinical trial and development expense of $1.1 million, an increase in personnel and related expense of $0.2 million, partially offset by a $0.1 million decrease in stock based compensation expense.

License fees
There were no license fees recorded for the three months ended March 31, 2019. We recorded $5.6 million associated with license fees incurred during the three months ended March 31, 2018. The license fees related to the License Agreement with Adapt.
Other Income (expense)
During the three months ended March 31, 2019, other income was $92 thousand compared to other expense of $3 thousand for the three months ended March 31, 2018.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(1,447)	$2,200
Net cash provided by financing activities	$601	$1,030
Net cash used in operating activities
During the three months ended March 31, 2019, net cash used in operating activities was $1.5 million, which was primarily due to the net loss of $1.7 million and a $0.8 million change in other assets and liabilities, partially offset by approximately $1.0 million associated with stock based compensation expense.
During the three months ended March 31, 2018, net cash provided by operating activities was $2.2 million, which was primarily due to a $10.0 million reduction of accounts receivable, $1.6 million associated with stock based compensation, offset with a net loss of $9.3 million and a $0.1 million change in other assets and liabilities.
Net cash provided by financing activities
During the three months March 31, 2019, net cash provided by financing activities was approximately $0.6 million primarily attributable to proceeds received from stock option exercises.
During the three months ended March 31, 2018, net cash provided by financing activities was $1.0 million, which was primarily attributed to the sale of Common Stock.
Plan of Operation

During the fiscal year ending December 31, 2019, we plan to broaden our product pipeline and anticipate commencing further trials based on our existing, as well as potential, patents.

On February 12, 2018, we announced positive data from a Phase 1 clinical study of our product candidate OPNT003 (intranasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long-acting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with the potential to submit a NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

We have full commercial rights to OPNT003 and expect to receive approximately $7.4 million from the National Institute of Health ("NIH") and approximately $4.6 million from the Biological Advance Research and Development Agency ("BARDA") from 2018 through 2021, subject to availability of funds and satisfactory progress on OPNT003, to fund development of this project through NDA submission.

As of March 31, 2019 we have cash and cash equivalents of $23.8 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update (‘ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and we determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt. There are no performance obligations by us and we recognize revenue according to the royalty report provided to us by Adapt on quarterly basis.

In regards to treatment revenue, we received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of our common stock. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Once the option has expired, we determine the performance obligations under the agreement which typically is to perform R&D services related to treatments, and recognize revenue over a period of time which is usually the expected research and development period. The treatment revenue is disaggregated by program treatments.
In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We evaluated our grant with NIH and contract with BARDA and determined they are non-exchange transactions and fall withing the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, we recognize revenue from our grant and contract in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.
Licensing Agreement
Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt.

Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three months ended March 31, 2019 and 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
We reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the condensed consolidated financial statements contained herein, and in the notes to the audited consolidated financial statements in the Annual Form 10-K and in the Form 10-K itself.

Net Profit Interests

NARCAN®
We have entered into agreements with certain investors whereby, in exchange for funding for the research, development, marketing and commercialization of a product relating to our treatment to reverse opioid overdoses (the “Opioid Overdose Reversal Treatment Product or OORTP), we provided such investors with an interest in any pre-tax profits received by us that were derived from the sale of the OORTP less any and all expenses incurred by and payments made by us in connection with the OORTP, including but not limited to an allocation of our overhead devoted by us to product-related activities, which allocation shall be determined in good faith by us (the “OORTP Net Profit”).
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
On May 30, 2013, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”)) for additional funding from Potomac in the amount of $150 thousand for the research, development, marketing and commercialization of the OORTP, in exchange for an additional 1.5% interest in the OORTP Net Profit in perpetuity.
On September 9, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014, “Potomac Agreement No. 3”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORTP Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until September 30, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than September 30, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount.
On October 31, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORTP Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until November 28, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and on or prior to November 28, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount.
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
Ernst Welmers (“Welmers”).
On May 15, 2014, we entered into an agreement with Welmers (the “Welmers Agreement”) and received funding from Welmers in the amount of $300 thousand for use by us for any purpose, in exchange for a 1.5% interest in the OORTP Net Profit in perpetuity. On June 1, 2017, we entered into an amendment with Welmers whereby Welmers granted us certain buyback rights that have expired as of December 31, 2018.
Valour Fund, LLC (“Valour”)
On July 22, 2014, we received a $3.0 million commitment from a foundation (the “Foundation”) which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORTP Net Profit in perpetuity. On July 28, 2014, we received an initial investment of $111.5 thousand from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, we made capital calls of $422.0 thousand, $444.5 thousand, $1.034 million, and $988.0 thousand, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORTP Net Profit. The OORTP was approved by the FDA on November 18, 2015, and, as a result of such approval occurring prior to July 22, 2016, the option to exchange its interest for shares of our Common Stock at an exchange rate of 10 shares for every dollar of its investment terminated by its terms.
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
Other Activities
On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% OORTP Net Profit interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300 thousand for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30 thousand. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56.25 thousand for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount.
Royalty Payable
We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the OORT Net Profit generated from the OORTPin perpetuity. At December 31, 2017, we determined an OORTP Net Profit as a result of NARCAN® sales by Adapt.
License Fee Payable
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
As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019, EBS made certain payments in October of 2018 to the Third Party Licensee (as defined in Amendment No. 2) and will be allowed to reduce the royalties and milestones that we would be due under the License Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90%of the royalties payable under the License Agreement, with SWK entitled to10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million), of which we have recorded $6.3 million as a current liability at March 31, 2019.
As provided in Amendment No. 2, EBS will be allowed to reduce the royalties and milestones we would be due under the License Agreement during the year ending December 31, 2019 by a maximum of $2.0 million each quarter. As provided in the License Agreement, if net NARCAN® Sales (as defined in the License Agreement) exceed $200 million in any calendar year, we and SWK will be due a milestone payment of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to us and SWK, EBS may deduct $2.5 million from the $13.5 million (90% of $15.0 million) milestone payable to us.

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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 19, 2019, Emergent BioSolutions’ Adapt subsidiaries and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions forinter partesreview of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office. Nalox-1’s Petitions assert that each of the foregoing patents are invalid as obvious in view of prior art. An initial response to the Petitions is due three months from the filing date of the petitions. Opiant continues to be confident in the intellectual property portfolio related to NARCAN Nasal Spray.

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

The approval and launch of a generic version of NARCAN® or other naloxone hydrochloride nasal spray products that compete with NARCAN® would adversely affect sales of NARCAN®.

Although NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”) is protected by patents covering its manufacture, formulation, distribution system and method of use, multiple third parties have filed ANDAs seeking FDA approval of generic versions of NARCAN®. Notwithstanding our patents, it is possible that once its application is approved, an ANDA filer could introduce a competing naloxone hydrochloride product before our patents expire if it is determined that it does not infringe our patents, or that our patents are invalid or unenforceable, or if such company or companies decide, before applicable ongoing patent litigation is concluded, to launch a naloxone hydrochloride product at risk of being held liable for damages for patent infringement. As discussed below, the FDA has approved the first ANDA for NARCAN®.

Two separate companies, (i) Teva Pharmaceuticals Industries Ltd. and its wholly owned subsidiary Teva Pharamceuticals USA, Inc. (collectively “Teva”), and (ii) Perrigo UK FINCO Limited Partnership sent us and our partner Adapt Pharma Operations Limited (“Adapt”), notices that they had filed ANDAs with the FDA seeking approval to market a generic version of NARCAN®, and we, along with Adapt, filed patent lawsuits against each of these companies in the District Court for New Jersey.  We cannot predict the timing or outcome of this or the other ANDA litigation proceedings against the ANDA filers.  For more information about these litigation matters, see Part I, Item 3: Legal Proceedings, in our Form 10-K.

On April 19, 2019, the FDA announced approval of Teva’s ANDA for a generic version of NARCAN®. The timing of any potential commercial launch of a generic version of NARCAN® is uncertain.  However, after any introduction of a generic competitor, a significant percentage of the prescriptions written for NARCAN® may be filled with the generic version, resulting in a loss in sales of NARCAN®. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available.  We cannot predict whether we will be able to maintain the validity of any of our patents or will otherwise obtain a judicial determination that a generic naloxone hydrochloride product infringes any of our patents. However, we expect that the launch of a generic version of NARCAN®, or the approval and launch of other products that compete with NARCAN®, would have a material adverse effect on our licensing partner’s sales of NARCAN® and as a result have a material adverse effect on the royalties that we would receive from such sales of NARCAN®, on our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits.

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

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.87	Amendment No. 2 to License Agreement, dated March 18, 2019, by and between Registrant and Adapt Pharma Operations Limited.	10-K	001-38193	10.87	03/21/19
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

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

OPIANT PHARMACEUTICALS, INC.

May 9, 2019	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2019	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)