Form 10-Q
period 2019-06-30
OPIANT PHARMACEUTICALS, INC.
filed 2019-08-08
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-38193

OPIANT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd., Suite 280, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2019, the registrant had 4,041,030 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	OPNT	Nasdaq Stock Market LLC

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets
Cash and cash equivalents	$23,917	$24,614
Accounts receivable	4,345	4,489
Prepaid and other current assets	493	267
Total current assets	28,755	29,370

Other assets
Property and equipment - net of accumulated depreciation	55	—
Patents and patent applications - net of accumulated amortization	15	16

Total assets	$28,825	$29,386

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	1,074	1,133
License fees	4,500	5,400
Accrued salaries and wages	879	1,084
Royalty payable	935	998
Deferred revenue	1,374	1,212
Total current liabilities	8,762	9,827

Long-term liabilities
License fees	—	2,700
Total long-term liabilities	—	2,700

Total liabilities	$8,762	$12,527

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,025,500 and 3,845,361 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	94,638	91,276
Accumulated deficit	(74,579)	(74,421)
Total stockholders' equity	20,063	16,859

Total liabilities and stockholders' equity	$28,825	$29,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Royalty and licensing revenue	$6,129	$3,053	$9,875	$4,702
Treatment investment revenue	564	53	644	107
Grant and contract revenue	82	44	1,691	44
Total revenue	6,775	3,150	12,210	4,853

Operating expenses
General and administrative	3,731	2,857	7,427	5,822
Research and development	1,634	1,616	5,201	4,036
License fees	—	—	—	5,625
Total operating expenses	5,365	4,473	12,628	15,483

Income (loss) from operations	1,410	(1,323)	(418)	(10,630)

Other income (expense)
Interest income	122	6	244	11
Loss on settlement of liability	—	(50)	—	(50)
Loss on foreign exchange	(11)	(30)	(41)	(38)
Total other income (expense)	111	(74)	203	(77)

Income (loss) before income taxes	1,521	(1,397)	(215)	(10,707)

Income tax (expense) benefit	57	—	57	(33)
Net income (loss)	$1,578	$(1,397)	$(158)	$(10,740)

Net income (loss) per share of common stock:
Basic	$0.39	$(0.52)	$(0.04)	$(4.11)
Diluted	$0.31	$(0.52)	$(0.04)	$(4.11)
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	3,995,669	2,679,910	3,952,773	2,611,245
Diluted	5,128,575	2,679,910	3,952,773	2,611,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders Equity
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	3,845,361	$4	$91,276	$(74,421)	$16,859
Exercise of stock options	80,000	—	601	—	601
Stock based compensation from issuance of stock options	—	—	1,066	—	1,066
Net loss	—	—	—	(1,736)	(1,736)
Balance at March 31, 2019	3,925,361	4	92,943	(76,157)	16,790
Exercise of stock options	100,139	—	834	—	834
Stock based compensation from issuance of stock options	—	—	861	—	861
Net income	—	—	—	1,578	1,578
Balance at June 30, 2019	4,025,500	$4	$94,638	$(74,579)	$20,063

Balance at December 31, 2017	2,535,766	$2	$66,223	$(53,225)	$13,000
Exercise of stock options	—	—	—	—	—
Exercise of warrants	2,400	—	24	—	24
Issuance of common stock, net of issuance costs	48,634	1	641	—	642
Stock based compensation from issuance of stock options	—	—	1,609	—	1,609
Net loss	—	—	—	(9,343)	(9,343)
Balance at March 31, 2018	2,586,800	3	68,497	(62,568)	5,932
Exercise of stock options	7,063	—	—	—	—
Stock issued for services	38,166	—	782	—	782
Issuance of common stock, net of issuance costs	79,616	—	1,527	—	1,527
Stock based compensation from issuance of stock options	—	—	1,532	—	1,532
Net loss	—	—	—	(1,397)	(1,397)
Balance at June 30, 2018	2,711,645	$3	$72,338	$(63,965)	$8,376

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(158)	$(10,740)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5	2
Stock based compensation from issuance of options	1,927	3,141
Issuance of common stock for services	—	782
Change in assets and liabilities:
Accounts receivable	144	8,727
Prepaid and other current assets	(226)	174
Accounts payable and accrued expenses	(59)	(1,685)
Accrued salaries and wages	(205)	(71)
Royalty payable	(63)	—
Deferred revenue	162	348
License fees	(3,600)	—
Net cash provided by (used in) operating activities	(2,073)	678

Cash flows from investing activities
Purchase of property and equipment	(59)	—
Net cash used in investing activities	(59)	—

Cash flows provided by financing activities
Proceeds from issuance of warrants	—	24
Proceeds from issuance of common shares	—	2,532
Finance costs	—	(105)
Proceeds from stock option exercises	1,435	—
Net cash provided by financing activities	1,435	2,451

Net increase (decrease) in cash and cash equivalents	(697)	3,129
Cash and cash equivalents, beginning of period	24,614	8,116
Cash and cash equivalents, end of period	$23,917	$11,245

Non-Cash Transactions
Offset of deferred financing costs against APIC	$—	$365
Deferred financing costs in accounts payable	$—	$50

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2019 and December 31, 2018, results of operations for the three and six months ended June 30, 2019 and 2018, statement of stockholders equity for the six months ended June 30, 2019 and 2018, and statement of cash flows for the six months ended June 30, 2019 and 2018. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $23.9 million and $24.6 million at June 30, 2019 and December

31, 2018, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the six months ended June 30, 2019, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the respective period presented in the Company’s accompanying condensed consolidated financial statements. Fully-diluted earnings (loss) per share is computed similarly to basic income (loss) per share except that the denominator is increased to include the number of Common Stock equivalents (primarily outstanding options and warrants).

Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the Common Stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2019	2018	2019	2018
Net income (loss)	$1,578	$(1,397)	$(158)	$(10,740)

Denominator:

Denominator for basic income (loss)
per share - weighted-average shares	3,995,669	2,679,910	3,952,773	2,611,245
Effect of dilutive securities:
Equity incentive plans	1,132,906	—	—	—
Denominator for diluted income (loss) per share	5,128,575	2,679,910	3,952,773	2,611,245

Income (loss) per share - Basic	$0.39	$(0.52)	$(0.04)	$(4.11)
Income (loss) per share - Diluted	$0.31	$(0.52)	$(0.04)	$(4.11)

The Company excluded the following securities from the calculation of diluted net income (loss) per share as the effect would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	477,150	3,295,050	3,157,650	3,295,050
Warrants to purchase common stock	—	354,610	353,610	354,610
Total	477,150	3,649,660	3,511,260	3,649,660

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

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842). The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019 using the modified retrospective method. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy; an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Condensed Consolidated Statements of Operations. As the Company's current operating leases are less than 12 months the Company has concluded there is no impact on its consolidated financial statements.

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

Note 3. Prepaid Expenses and Other Current Assets
As of June 30, 2019, the Company had approximately $0.5 million recorded as prepaid expenses and other current assets. The Company's prepaid amounts are primarily for insurance, advance research and development payments, software licenses, prepaid rent, and other amounts paid that relate to future periods of service. Other current assets are primarily items such as security deposits and other receivables.
Note 4.     Accounts Receivable

As of June 30, 2019, the Company had accounts receivable of $4.3 million, which relates to royalty revenue from the sales of NARCAN®. As of December 31, 2018 the Company had accounts receivable of $4.5 million, which relates to royalty revenue from the sales of NARCAN®.

Note 5. Deferred Revenue
On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. The Company recognized approximately $115.9 thousand and $29.0 thousand of revenue relating to the agreement for the six months ended June 30, 2019 and 2018, respectively.
On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of approximately $313.7 thousand and $78.4 thousand in each period related to this agreement.
On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of approximately $214.3 thousand and zero, respectively related to this agreement.
On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. Of the $7.4 million, approximately $5.6 million has been awarded up until March 31, 2020, with the balance to be funded the subsequent year, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the six months ended June 30, 2019 the Company recognized revenue of $1.6 million related to this grant.
On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. The Contract will provide approximately $0.6 million for the project through September 30, 2019, with the balance to be funded over the following two years, subject to satisfactory project progress, availability of funds and certain other conditions. During the six months ended June 30, 2019 the Company recognized revenue of $96,823 related to this contract.
As of June 30, 2019 the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
The following is a summary of the Company’s deferred revenue activity as of June 30, 2019:

(in thousands)	BED	Grants	Total
Balance as of December 31, 2018	$644	$568	$1,212
Additions to deferred revenue	—	2,400	2,400
Recognized as revenue	(644)	(1,594)	(2,238)
Balance as of June 30, 2019	$—	$1,374	$1,374

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
As of June 30, 2019, the Company has recorded $4.5 million of license fees as a current liability, as it expects the remaining amounts to be paid, by a reduction of the royalties or milestones payable, within twelve months of June 30, 2019.

Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from its OORTP in perpetuity. As of December 31, 2018, the Company determined an OORTP Net Profit as a result of NARCAN® sales by Adapt and recorded a royalty payable of $1.0 million. As of June 30, 2019, the Company has a royalty payable of approximately $0.9 million.

Note 8. Stockholders' Equity

Common Stock

During the six months ended June 30, 2019, the Company issued 180,139 shares of Common Stock as a result of employee stock option exercises, and received net cash proceeds of approximately $1.4 million.

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2018, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,885,500 shares of the Company's Common Stock. During the six months ended June 30, 2019, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the six months ended June 30, 2019 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,885,500	$7.30	6.04	$20,633,100
Exercised	(180,139)	7.79
Forfeited	(4,861)	10.00
Outstanding at June 30, 2019	2,700,500	$7.27	5.49	$16,195,750
Exercisable at June 30, 2019	2,612,436	$7.19	5.49	$15,865,094

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of June 30, 2019 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2019	88,064	$7.75

During the six months ended June 30, 2019 and 2018, the Company recognized approximately $115 thousand and $570 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of June 30, 2019, there was approximately $74 thousand of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

During 2019, the Company granted options to a number of employees to purchase 117,200 shares of the Company’s Common Stock at exercise prices from $12.75 to $14.62 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. The options contain various vesting schedules as follows: one year from date of grant; 25% on the one year anniversary of the grant date and then 1/48th of the options shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value on the dates of grant to be $1.4 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the six months ended June 30, 2019 are as follows:

For the Six Months Ended June 30, 2019
Market value of stock on measurement date	$12.75 to $14.62
Risk-free interest rate	1.88% to 2.57%
Dividend yield	—
Volatility factor	105% to 121%
Term	5.50 to 6.25 Years

Stock option activity for options granted under the 2017 Plan during the six months ended June 30, 2019 is presented in the table below:

	Number of Shares Available	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	157,881	343,550	$28.97	8.95	$840
Annual additional options authorized	153,814	—	—
Granted	(117,200)	117,200	$13.60
Exercised	—	—	—
Forfeited	3,600	(3,600)	$17.91
Balance at June 30, 2019	198,095	457,150	$25.12	8.75	$6,250

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of June 30, 2019 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at June 30, 2019	457,150	$24.29
Vested	(143,554)	28.41
Non-vested at June 30, 2019	313,596	$22.70

During the six months ended June 30, 2019 and 2018, the Company recognized approximately $1.9 million and $2.6 million of non-cash expense related to options granted under the 2017 Plan. As of June 30, 2019, there was approximately $3.1 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Warrants

During the six months ended June 30, 2019, the Company did not issue any warrants.

Warrant activity for the six months ended June 30, 2019 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	353,610	$9.78	4.36	$1,226,833
Exercised	—	$—
Outstanding at June 30, 2019	353,610	$9.78	4.11	$1,226,833
Exercisable at June 30, 2019	353,610	$9.78	4.11	$1,226,833

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

On September 8, 2017, the Company and Torreya entered into the Supplemental Engagement Letter to provide financial advisory services with respect to the licensing of the intellectual property rights to develop and commercialize certain products with Adapt. As provided in the SWK agreement, Torreya currently receives 3.375% of the Total Consideration (as defined in the 2014 Agreement). If no generic version of NARCAN is commercialized prior to the sixth anniversary of the Closing Date (as defined in the SWK Agreement) as per the terms of the SWK Agreement, Torreya will receive 3.5625% of the Total Consideration thereafter.

During the six months ended June 30, 2019 and 2018, the Company recorded $212 thousand and zero, respectively of expense related to Torreya, and has recorded a liability of $146 thousand as of June 30, 2019 related to Torreya.
Exclusive License and Collaboration Agreement
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones, of which a total of 66,520 shares with a value of approximately $0.9 million have been issued through December 31, 2018. No shares were required to be issued during the six months ended June 30, 2019.
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
As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The

Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the six months ended June 30, 2019, and 2018 the Company recorded $0.2 million and zero of expense associated with the License Agreement.
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
Research and Development Agreement
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of Alcohol Use Disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. During the six months ended June 30, 2019 and 2018, the Company recorded expense in the amount of $0.9 million and $0.2 million related to the product development work.
Facility Leases
On May 29, 2017, the Company entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the original term commenced on August 1, 2017 and ended on August 31, 2018, after which the lease term was month-to-month. The Company provided notice to terminate the lease effective July 31, 2019.
On May 7, 2019, the Company entered into a Sub-Sublease with PERL Mortgage, Inc. to sublease office space located at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401, and this is the Company's headquarters. The lease commenced on July 1, 2019 and expires August 31, 2021.

On April 20, 2017, the Company entered into an Office Service Agreement (the “Office Service Agreement”) with Regus to lease office space at 83 Baker Street, London, England, W1U 6AG. Per the terms of the Office Service Agreement, the first month’s rent is £2,473 with monthly rental payments of £7,521 thereafter. The Company was required to pay a security deposit of £15,042, which is the equivalent of two months of rent. The Office Service Agreement commenced on May 22, 2017 and effective May 31, 2018 continues on a month-to-month basis with either party being able to terminate the agreement by providing three months' advance written notice of termination. The Company provided notice to terminate the lease effective July 31, 2019.

During the six months ended June 30, 2019 and 2018, the Company incurred approximately $235 thousand and $144 thousand of rent expense, respectively.

Note 10. Subsequent Events

From July 1, 2019 through August 6, 2019, the Company issued 25,530 shares of its Common Stock related to stock option exercises.

On July 11, 2019, the Company entered into an Office Service Agreement with Regus to lease office space at One Kingdom Street, London, England, W2 6BD. The lease commences on August 1, 2019 and ends May 31, 2021 with monthly rent of 20,000 GBP.

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

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues
Royalty and licensing revenue	$6,129	$3,053	$3,076	$9,875	$4,702	$5,173
Treatment investment revenue	564	53	511	644	107	537
Grant and contract revenue	82	44	38	1,691	44	1,647
Total revenue	6,775	3,150	3,625	12,210	4,853	7,357
Operating expenses
General and administrative	3,731	2,857	(874)	7,427	5,822	1,605
Research and development	1,634	1,616	(18)	5,201	4,036	1,165
License fees	—	—	—	—	5,625	(5,625)
Total operating expenses	5,365	4,473	(892)	12,628	15,483	(2,855)

Income (loss) from operations	1,410	(1,323)	2,733	(418)	(10,630)	10,212
Other income (expense)
Interest income	122	6	116	244	11	233
Loss on settlement of liability	—	(50)	50	—	(50)	50
Loss on foreign exchange	(11)	(30)	19	(41)	(38)	(3)
Total other income (expense)	111	(74)	185	203	(77)	280
Income (loss) before income taxes	1,521	(1,397)	2,918	(215)	(10,707)	10,492
Income tax (expense) benefit	57	—	(57)	57	(33)	90
Net income (loss)	$1,578	$(1,397)	$2,975	$(158)	$(10,740)	$10,582

Comparison of Three Months ended June 30, 2019 to the Three Months ended June 30, 2018
Revenues
We recognized $6.8 million and $3.2 million of revenue during the three months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019 we recognized approximately $6.1 million of revenue from the license agreement between us and Adapt, $0.1 million from grant and contract revenue, and $0.6 million from treatment investment revenue. For the three months ended June 30, 2018, we recognized $3.1 million of revenue from the license agreement between us and Adapt, $44 thousand from grant and contract revenue, and $53 thousand of revenue from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $3.7 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.8 million was primarily due to a $1.0 million increase associated with royalty and related expense, a $0.1 million increase in legal, accounting and professional fees, partially offset by a $0.3 million decrease in stock based compensation expense.
Research and Development Expenses
Our research and development expenses were $1.6 million and $1.6 million during the three months ended June 30, 2019 and 2018, respectively. Stock based compensation expenses decreased by approximately $0.4 million which was offset by increased expenses of approximately $0.4 million primarily associated with external development expense.

License fees
There were no license fees recorded for the three months ended June 30, 2019 and 2018.
Other Income (expense)
During the three months ended June 30, 2019, other income was $111 thousand compared to other expense of $74 thousand for the three months ended June 30, 2018.

Comparison of Six Months ended June 30, 2019 to the Six Months ended June 30, 2018
Revenues
We recognized $12.2 million and $4.9 million of revenue during the six months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 we recognized approximately $9.9 million of revenue from the license agreement between us and Adapt, $1.7 million from grant and contract revenue, and $0.6 million from treatment investment revenue. For the six months ended June 30, 2018, we recognized $4.7 million of revenue from the license agreement between us and Adapt, $44 thousand from grant and contract revenue, and $107 thousand of revenue from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $7.4 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $1.6 million was primarily due to a $1.5 million increase in royalty and related expense, a $0.6 million increase in legal, accounting, and professional fees, a $0.3 million increase in personnel and related expense including recruiting, partially offset by a $0.8 million decrease in stock based compensation expense for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Research and Development Expenses
Our research and development expenses were $5.2 million and $4.0 million during the six months ended June 30, 2019 and 2018, respectively. The increase of $1.2 million resulted from an increase in third party clinical trial and development expense of $1.4 million, an increase in personnel and related expense of $0.2 million, partially offset by a $0.4 million decrease in stock based compensation expense.
License fees
There were no license fees recorded for the six months ended June 30, 2019. We recorded $5.6 million in license fees during the six months ended June 30, 2018 related to our License Agreement with Adapt.
Other Income (expense)
During the six months ended June 30, 2019, other income was $203 thousand compared to other expense of $77 thousand for the six months ended June 30, 2018.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(2,073)	$678
Net cash provided by financing activities	$1,435	$2,451
Net cash used in operating activities
During the six months ended June 30, 2019, net cash used in operating activities was $2.1 million, which was primarily due to the net loss of $0.2 million and a $3.8 million change in other assets and liabilities, partially offset by approximately $1.9 million associated with stock based compensation expense.
During the six months ended June 30, 2018, net cash provided by operating activities was $0.7 million, which was primarily due to a $8.7 million reduction of accounts receivable, $3.1 million associated with stock based compensation, and $0.8 million for issuance of stock for services, offset by the net loss of $10.7 million and a $1.2 million decrease in other assets and liabilities.
Net cash provided by financing activities
During the six months ended June 30, 2019, net cash provided by financing activities was approximately $1.4 million primarily attributable to proceeds received from stock option exercises.
During the six months ended June 30, 2018, net cash provided by financing activities was $2.5 million, primarily attributed to the sale of Common Stock.
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

As of June 30, 2019 we had cash and cash equivalents of $23.9 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update ("ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and we determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt. There are no performance obligations by us and we recognize revenue according to the royalty report provided to us by Adapt on quarterly basis.

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
In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We evaluated our grant with NIH and contract with BARDA and determined they are non-exchange transactions and fall within the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, we recognize revenue from our grant and contract in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.
Licensing Agreement
Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt.
Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three and six months ended June 30, 2019 and 2018.
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
A summary of the investor agreements is below, and categorized by investor:
Potomac Construction Limited (“Potomac”)
On April 16, 2013, we entered into an agreement with Potomac (as clarified by the letter agreement dated October 15, 2014 (“Potomac Agreement No. 1”)) for funding from Potomac for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product in the amount of $600 thousand, in exchange for a 6.0% interest in the OORTP Net Profit in perpetuity.
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
On December 8, 2015, we entered into a new agreement with Potomac (“Potomac Agreement No. 5”) for additional funding in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.75% interest in the OORTP Net Profit in perpetuity. During the year ended July 31, 2016, we recognized $500 thousand as revenue because the investment did not contain any option to exchange the 0.75% interest for shares of our Common Stock. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until December 17, 2020, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.75% interest (the “Potomac Interest No. 5 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 5 Buyback Amount; provided, further, that in the event we exercise this right within after 3.25 years of the date of the Investment and on or prior to December 17, 2020, we will pay Potomac 3.15 times the Potomac Interest No. 5 Buyback Amount.
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
Binge Eating Disorder (BED)
From December 17, 2013 to July 20, 2015, we entered into three agreements with Potomac for total funding in the amount of $1.0 million for use by us for any purpose. In exchange for this funding, we agreed to provide Potomac with a 2% interest in the BED Treatment Product and pay Potomac 2% of the BED Net Profit in perpetuity. During June 2019, the Company determined it would not continue development efforts on the BED Treatment Product.
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
Royalty Payable
We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the OORTP Net Profit generated from the OORTP in perpetuity. We recorded a royalty payable of $0.9 million at June 30, 2019 and $1.0 million at December 31, 2018, related to the various OORTP agreements as a result of net NARCAN® sales by Adapt/EBS.
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

As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019, EBS made certain payments in October of 2018 to the Third Party Licensee (as defined in Amendment No. 2) and will be allowed to reduce the royalties and milestones that we would be due under the License Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90%of the royalties payable under the License Agreement, with SWK entitled to10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million), of which we have recorded $6.3 million as a current liability at June 30, 2019.
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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On or about February 19, 2019, Emergent BioSolutions’ Adapt subsidiaries and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC (“Nalox-1”) that it had filed fifteen petitions for inter partes review of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office. Nalox-1’s petitions assert that each of the foregoing patents are invalid as obvious in view of prior art.  An initial response to the petitions is due three months from the filing date of the petitions. Opiant continues to be confident in the intellectual property portfolio related to NARCAN® Nasal Spray.
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

OPIANT PHARMACEUTICALS, INC.

August 8, 2019	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

August 8, 2019	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)