Form 10-Q
period 2019-09-30
OPIANT PHARMACEUTICALS, INC.
filed 2019-11-12
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of November 7, 2019, the registrant had 4,094,622 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets
Cash and cash equivalents	$23,222	$24,614
Accounts receivable	16,068	4,489
Prepaid and other current assets	940	267
Total current assets	40,230	29,370

Other assets
Property and equipment - net of accumulated depreciation	274	—
Right of use assets - operating leases	849	—
Patents and patent applications - net of accumulated amortization	15	16

Total assets	$41,368	$29,386

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,952	$1,133
License fees	—	5,400
Accrued salaries and wages	1,129	1,084
Royalty payable	4,475	998
Deferred revenue	1,355	1,212
Operating leases - current	493	—
Total current liabilities	9,404	9,827

Long-term liabilities
Operating leases - long term	358	—
License fees	—	2,700
Total long-term liabilities	358	2,700

Total liabilities	9,762	12,527

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,074,622 and 3,845,361 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	95,497	91,276
Accumulated deficit	(63,895)	(74,421)
Total stockholders' equity	31,606	16,859

Total liabilities and stockholders' equity	$41,368	$29,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Royalty and licensing revenue	$20,494	$4,185	$30,369	$8,887
Treatment investment revenue	—	63	644	170
Grant and contract revenue	147	118	1,838	163
Total revenue	20,641	4,366	32,851	9,220

Operating expenses
General and administrative	3,210	2,861	9,389	8,683
Research and development	1,843	1,908	7,044	5,945
Sales and marketing	141	—	141	—
Royalty expense	4,851	537	6,099	537
License fees	—	—	—	5,625
Total operating expenses	10,045	5,306	22,673	20,790

Income (loss) from operations	10,596	(940)	10,178	(11,570)

Other income (expense)
Interest income	112	20	356	31
Loss on settlement of liability	—	—	—	(50)
Gain (loss) on foreign exchange	(24)	2	(65)	(36)
Total other income (expense)	88	22	291	(55)

Income (loss) before income taxes	10,684	(918)	10,469	(11,625)

Income tax (expense) benefit	—	—	57	(33)
Net income (loss)	$10,684	$(918)	$10,526	$(11,658)

Net income (loss) per share of common stock:
Basic	$2.64	$(0.32)	$2.64	$(4.32)
Diluted	$1.97	$(0.32)	$1.98	$(4.32)
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	4,048,635	2,871,042	3,985,112	2,698,532
Diluted	5,422,345	2,871,042	5,310,157	2,698,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders Equity
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	3,845,361	$4	$91,276	$(74,421)	$16,859
Exercise of stock options	80,000	—	601	—	601
Stock based compensation from issuance of stock options	—	—	1,066	—	1,066
Net loss	—	—	—	(1,736)	(1,736)
Balance at March 31, 2019	3,925,361	4	92,943	(76,157)	16,790
Exercise of stock options	100,139	—	834	—	834
Stock based compensation from issuance of stock options	—	—	861	—	861
Net income	—	—	—	1,578	1,578
Balance at June 30, 2019	4,025,500	4	94,638	(74,579)	20,063
Exercise of stock options	49,122	—	270	—	270
Stock based compensation from issuance of stock options	—	—	589	—	589
Net Income				10,684	10,684
Balance at September 30, 2019	4,074,622	$4	$95,497	$(63,895)	$31,606

Balance at December 31, 2017	2,535,766	$2	$66,223	$(53,225)	$13,000
Exercise of stock options	—	—	—	—	—
Exercise of warrants	2,400	—	24	—	24
Issuance of common stock, net of issuance costs	48,634	1	641	—	642
Stock based compensation from issuance of stock options	—	—	1,609	—	1,609
Net loss	—	—	—	(9,343)	(9,343)
Balance at March 31, 2018	2,586,800	3	68,497	(62,568)	5,932
Exercise of stock options	7,063	—	—	—	—
Stock issued for services	38,166	—	782	—	782
Issuance of common stock, net of issuance costs	79,616	—	1,527	—	1,527
Stock based compensation from issuance of stock options	—	—	1,532	—	1,532
Net loss	—	—	—	(1,397)	(1,397)
Balance at June 30, 2018	2,711,645	$3	$72,338	$(63,965)	$8,376
Stock issued to net profit partner	160,000	—	1,600	—	1,600
Stock issued for services	1,000	—	10	—	10
Issuance of common stock, net of issuance costs	922,784	1	14,602	—	14,603
Stock based compensation from issuance of stock options	—	—	1,500	—	1,500
Net loss	—	—	—	(918)	(918)
Balance at September 30, 2018	3,795,429	$4	$90,050	$(64,883)	$25,171

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income (loss)	$10,526	$(11,658)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	29	2
Operating leases amortization	100	—
Stock based compensation from issuance of options	2,516	4,642
Issuance of common stock for services	—	782
Loss on settlement of liability	—	50
Change in assets and liabilities:
Accounts receivable	(11,579)	7,585
Prepaid and other current assets	(673)	387
Accounts payable and accrued expenses	819	(2,497)
Accrued salaries and wages	45	235
Lease liabilities	(98)	—
Royalty payable	3,477	—
Deferred revenue	143	167
License fees	(8,100)	—
Net cash provided by (used in) operating activities	(2,795)	(305)

Cash flows from investing activities
Purchase of property and equipment	(302)	—
Net cash used in investing activities	(302)	—

Cash flows provided by financing activities
Proceeds from issuance of warrants	—	34
Proceeds from issuance of common shares	—	17,153
Finance costs	—	(173)
Proceeds from stock option exercises	1,705	—
Net cash provided by financing activities	1,705	17,014

Net increase (decrease) in cash and cash equivalents	(1,392)	16,709
Cash and cash equivalents, beginning of period	24,614	8,116
Cash and cash equivalents, end of period	$23,222	$24,825

Non-Cash Transactions
Right of use assets obtained in exchange for new lease obligations	$949	$—
Issuance of Common Shares to Net Profit Partner	$—	$1,600
Offset of deferred financing costs against APIC	$—	$209

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

The Company's current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Acute Cannabinoid Overdose (“ACO”) and Opioid Use Disorder (“OUD”). The Company is also pursuing other treatment opportunities within the addiction and drug overdose field.

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2019 and December 31, 2018, results of operations for the three and nine months ended September 30, 2019 and 2018, statements of stockholders equity for the nine months ended September 30, 2019 and 2018, and statements of cash flows for the nine months ended September 30, 2019 and 2018. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $23.2 million and $24.6 million at September 30, 2019 and December 31, 2018, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the nine months ended September 30, 2019, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

(in thousands, except share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator:	2019	2018	2019	2018
Net income (loss)	$10,684	$(918)	$10,526	$(11,658)

Denominator:

Denominator for basic income (loss)
per share - weighted-average shares	4,048,635	2,871,042	3,985,112	2,698,532
Effect of dilutive securities:
Equity incentive plans	1,373,710	—	1,325,045	—
Denominator for diluted income (loss) per share	5,422,345	2,871,042	5,310,157	2,698,532

Income (loss) per share - Basic	$2.64	$(0.32)	$2.64	$(4.32)
Income (loss) per share - Diluted	$1.97	$(0.32)	$1.98	$(4.32)

The Company excluded the following securities from the calculation of diluted net income (loss) per share as the effect would have been antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	409,025	3,301,050	476,438	3,301,050
Warrants to purchase common stock	—	353,610	—	353,610
Total	409,025	3,654,660	476,438	3,654,660

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

Note 3. Prepaid Expenses and Other Current Assets
As of September 30, 2019, the Company had approximately $0.9 million recorded as prepaid expenses and other current assets. The Company's prepaid amounts are primarily for insurance, software licenses, prepaid rent, and other amounts paid that relate to future periods of service. Other current assets are primarily items such as security deposits, and other receivables.
Note 4.     Accounts Receivable

During the three months ended September 30, 2019, the Company recorded $20.5 million of royalty revenue, which includes the final milestone payment due to the Company of $13.5 million, as sales of NARCAN® exceeded $200 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company had accounts receivable of $16.1 million, which represents the $20.5 million of revenue, offset by $4.5 million for the final license fees (see Note 7), and $100 thousand receivable due from BARDA. As of December 31, 2018 the Company had accounts receivable of $4.5 million, which related to royalty revenue from the sales of NARCAN®.

Note 5. Leases
On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
The Company entered into two operating leases during the three months ended September 30, 2019 with terms greater than 12 months. In accordance with the guidance of Topic 842, the two leases which are classed as operating leases are included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2019. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 9% and the weighted average remaining lease term is 1.8 years. The ROU asset and corresponding operating lease liability recognized at lease inception was $949 thousand.
The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of September 30, 2019.

Balance Sheet descriptions	September 30, 2019
Assets:	(in thousands)
Right of use assets - operating leases	$849
Liabilities:
Operating leases - current	$493
Operating leases - long term	358
Total lease liabilities:	$851

The following table summarizes the components of operating lease cost for the three months ended September 30, 2019 and nine months ended September 30, 2019.

Lease costs, (in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating expenses lease costs	$111	$111

As of September 30, 2019, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	September 30, 2019
2019	$128
2020	519
2021	277
Total lease payments	924
Less imputed interest	(73)
Present value of operating lease liabilities	$851
Note 6. Deferred Revenue
On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. The Company recognized approximately $115.9 thousand and $43.4 thousand of revenue relating to the agreement for the nine months ended September 30, 2019 and 2018, respectively.
On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of approximately $313.7 thousand and $117.6 thousand in each period related to this agreement.
On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of approximately $214.3 thousand and zero, respectively related to this agreement.
On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. Of the $7.4 million, approximately $5.6 million has been awarded up until March 31, 2020, with the balance to be funded the subsequent year, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the nine months ended September 30, 2019 the Company recognized revenue of $1.6 million related to this grant.

On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. The Contract will provide approximately $0.6 million for the project through September 30, 2019, with the balance to be funded over the following two years, subject to satisfactory project progress, availability of funds and certain other conditions. During the nine months ended September 30, 2019 the Company recognized revenue of $225 thousand related to this contract.
As of September 30, 2019 the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
The following is a summary of the Company’s deferred revenue activity as of September 30, 2019:

(in thousands)	BED	Grants	Total
Balance as of December 31, 2018	$644	$568	$1,212
Additions to deferred revenue	—	2,400	2,400
Recognized as revenue	(644)	(1,613)	(2,257)
Balance as of September 30, 2019	$—	$1,355	$1,355

Note 7. License Fee Payable
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
As of September 30, 2019, the Company offset the remaining $4.5 million of license fees against accounts receivable related to the final milestone payment (see Note 4).

Note 8. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from its OORTP in perpetuity. As of December 31, 2018, the Company determined an OORTP Net Profit as a result of NARCAN® sales by Adapt and recorded a royalty payable of $1.0 million. In connection with these agreements and a senior advisor agreement, the

Company also granted net profit interests in DAVINCI (as defined in the related agreements) (the "DAVINCI interest"). The Company has buy back rights to the DAVINCI interest which it exercised during the nine months ended September 30, 2019 for a total consideration of approximately $1.25 million. As of September 30, 2019, the Company has a royalty payable of approximately $4.5 million, of which approximately $878 thousand is related to the buy-back liability.

Note 9. Stockholders' Equity

Common Stock

During the nine months ended September 30, 2019, the Company issued 229,261 shares of Common Stock as a result of employee stock option exercises presented in the tables below, and received net cash proceeds of approximately $1.7 million.

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2018, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,885,500 shares of the Company's Common Stock. During the nine months ended September 30, 2019, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the nine months ended September 30, 2019 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,885,500	$7.30	6.04	$20,633,100
Exercised	(290,139)	8.87
Forfeited	(10,143)	10.00
Outstanding at September 30, 2019	2,585,218	$7.12	5.37	$20,509,476
Exercisable at September 30, 2019	2,522,440	$7.06	5.40	$20,164,667

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of September 30, 2019 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2019	62,778	$7.79

During the nine months ended September 30, 2019 and 2018, the Company recognized approximately $127 thousand and $751 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of September 30, 2019, there was approximately $26 thousand of unrecognized compensation costs related to non-vested Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

During 2019, the Company granted options to a number of employees to purchase 184,700 shares of the Company’s Common Stock at exercise prices from $11.26 to $14.62 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. The options contain various vesting schedules as follows: one year from date of grant; 25% on the one year anniversary of the grant date and then 1/48th of the options shares vest on such date every month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value on the dates of grant to be $2.2 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the nine months ended September 30, 2019 are as follows:

For the Nine Months Ended September 30, 2019
Market value of stock on measurement date	$11.26 to $14.62
Risk-free interest rate	1.73% to 2.57%
Dividend yield	—
Volatility factor	105% to 121%
Term	5.50 to 6.25 Years

Stock option activity for options granted under the 2017 Plan during the nine months ended September 30, 2019 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	343,550	$28.97	8.95	$840
Annual additional options authorized	—	—
Granted	184,700	$13.88
Exercised	—	—
Forfeited	(19,812)	$18.72
Balance at September 30, 2019	508,438	$23.89	8.68	$208,166

A summary of the status of the Company’s non-vested options granted under the 2017 Plan as of September 30, 2019 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at September 30, 2019	508,438	$24.29
Vested	(170,858)	27.90
Non-vested at September 30, 2019	337,580	$20.56

During the nine months ended September 30, 2019 and 2018, the Company recognized approximately $2.4 million and $3.9 million of non-cash expense related to options granted under the 2017 Plan. As of September 30, 2019, there was approximately $3.1 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Units

During the three months ended September 30, 2019, the Company issued 27,000 shares of restricted stock units, and the related activity is presented in the following table.

	Number of Shares	Grant Date Fair Value Per Share
Restricted stock units outstanding and non-vested at September 30, 2019	27,000	$14.51

During the nine months ended September 30, 2019, the Company recognized approximately $17 thousand of non-cash expense related to restricted stock awarded under the 2017 Plan. As of September 30, 2019 there was approximately $375 thousand of unrecognized compensation costs related to the restricted stock units. The cost is expected to be recognized over a weighted average period of 3.92 years.

Warrants

During the nine months ended September 30, 2019, the Company did not issue any warrants.

Warrant activity for the nine months ended September 30, 2019 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	353,610	$9.78	3.85	$1,863,331
Exercised	—	$—
Outstanding at September 30, 2019	353,610	$9.78	3.85	$1,863,331
Exercisable at September 30, 2019	353,610	$9.78	3.85	$1,863,331

Note 10. Commitments
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

During the nine months ended September 30, 2019 and 2018, the Company recorded $752 thousand and $66 thousand, respectively of expense related to Torreya, and has recorded a liability of $540 thousand as of September 30, 2019 related to Torreya.
Exclusive License and Collaboration Agreement
On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones, of which a total of 66,520 shares with a value of approximately $0.9 million have been issued through December 31, 2018. During the nine months ended September 30, 2019 the Company recorded expenses of $177,394 for the final 11,787 shares of common stock it expects to issue in November 2019, as the final milestone has been reached.
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
As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Aegis. For the nine months ended September 30, 2019, and 2018 the Company recorded $225 thousand and $125 thousand of expense associated with the License Agreement.
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
Research and Development Agreement
On July 14, 2017, Renaissance Lakewood, LLC (“Renaissance”) and the Company entered into a Research and Development Agreement (the “Renaissance Agreement”). Under the Renaissance Agreement, Renaissance will perform product development work on a naltrexone multi-dose nasal product for the treatment of Alcohol Use Disorder pursuant to the terms set forth in a proposal agreed upon by the parties. The Company will bear the costs of all development services, including all raw materials and packaging components, in connection with the performance of the development work under the Renaissance Agreement and in accordance with financials agreed upon through the proposal. Renaissance will conduct quality control and testing, including non-stability, stability, in-use, raw material, and packaging component testing as part of the services provided to the Company under the Renaissance Agreement. The Company will own all formulations provided to Renaissance and any formulations developed in connection with the Renaissance Agreement. Renaissance will own all know-how developed in connection with the performance of the services that is not solely related to a product. The Company has the right to seek patent protection on any invention or know-how that relates solely to a product developed under the Renaissance Agreement or any our formulation, excluding general manufacturing or product development know-how of Renaissance. The Renaissance Agreement is effective until terminated by either party in accordance with its terms.  The Company or Renaissance may terminate the project under a proposal to the Renaissance Agreement due to unforeseen circumstances in the development.  The Renaissance Agreement may be terminated by the Company, with or without cause, upon 45 days' written notice.  There are also mutual customary termination provisions relating to uncured breaches of material provisions. During the nine months ended September 30, 2019 and 2018, the Company recorded expense in the amount of $1.5 million and $0.4 million related to the product development work.
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
On July 11, 2019, the Company entered into an Office Service Agreement with Regus to lease office space at One Kingdom Street, London, England, W2 6BD. The lease commenced on August 1, 2019 and ends May 31, 2021 with monthly rent of 20,000 GBP.

Note 11. Subsequent Events

From October 1, 2019 through November 7, 2019, the Company issued 20,000 shares of its Common Stock related to stock option exercises.

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
Our current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Acute Cannabinoid Overdose (“ACO”) and Opioid Use Disorder (“OUD”). We are also pursuing other treatment opportunities within the addiction and drug overdose field.

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues
Royalty and licensing revenue	$20,494	$4,185	$16,309	$30,369	$8,887	$21,482
Treatment investment revenue	—	63	(63)	644	170	474
Grant and contract revenue	147	118	29	1,838	163	1,675
Total revenue	20,641	4,366	16,275	32,851	9,220	23,631
Operating expenses
General and administrative	3,210	2,861	(349)	9,389	8,683	(706)
Research and development	1,843	1,908	65	7,044	5,945	(1,099)
Sales and marketing	141	—	(141)	141	—	(141)
Royalty expense	4,851	537	(4,314)	6,099	537	(5,562)
License fees	—	—	—	—	5,625	5,625
Total operating expenses	10,045	5,306	(4,739)	22,673	20,790	(1,883)

Income (loss) from operations	10,596	(940)	11,536	10,178	(11,570)	21,748
Other income (expense)
Interest income	112	20	92	356	31	325
Loss on settlement of liability	—	—	—	—	(50)	50
Gain (loss) on foreign exchange	(24)	2	(26)	(65)	(36)	(29)
Total other income (expense)	88	22	66	291	(55)	346
Income (loss) before income taxes	10,684	(918)	11,602	10,469	(11,625)	22,094
Income tax (expense) benefit	—	—	—	57	(33)	90
Net income (loss)	$10,684	$(918)	$11,602	$10,526	$(11,658)	$22,184

Comparison of Three Months ended September 30, 2019 to the Three Months ended September 30, 2018
Revenues
We recognized $20.6 million and $4.4 million of revenue during the three months ended September 30, 2019 and 2018, respectively.  For the three months ended September 30, 2019 we recognized approximately $20.5 million of revenue from the license agreement between us and Adapt which includes a milestone payment due to us of $13.5 million, as sales of Narcan exceeded $200 million for 2019 (see Note 7), and $0.1 million from grant and contract revenue. For the three months ended September 30, 2018, we recognized $4.2 million of revenue from the license agreement between us and Adapt, $118 thousand from grant and contract revenue, and $63 thousand of revenue from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $3.2 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $0.3 million was primarily due to a $0.4 million increase in personnel and related expense, a $0.3 million increase associated with higher sales of NARCAN®, and a $0.1 million increase in legal, accounting and professional fees, partially offset by a $0.5 million decrease in stock based compensation expense.
Research and Development Expenses

Our research and development expenses were $1.8 million and $1.9 million during the three months ended September 30, 2019 and 2018, respectively. Stock based compensation expenses decreased by approximately $0.4 million which was mostly offset by increased personnel and related expenses of $0.2 million, and increased external development expenses of approximately $0.1 million.
Sales and Marketing Expenses
Our sales and marketing expenses were $141 thousand and zero for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 we hired a Chief Commercial Officer, and commenced marketing efforts.
Royalty Expenses
Our royalty expenses were $4.9 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $4.4 million is primarily from higher sales of NARCAN® for the comparable periods resulting in $3.2 million of royalty expense, and the remaining $1.2 million of increased expense relates to the buyout of certain net profit interest partners.
License fees
There were no license fees recorded for the three months ended September 30, 2019 and 2018.
Other Income (expense)
During the three months ended September 30, 2019, other income was $88 thousand compared to $22 thousand for the three months ended September 30, 2018.

Comparison of Nine Months ended September 30, 2019 to the Nine Months ended September 30, 2018
Revenues
We recognized $32.9 million and $9.2 million of revenue during the nine months ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 we recognized approximately $30.4 million of revenue from the license agreement between us and Adapt, $1.8 million from grant and contract revenue, and $0.6 million from treatment investment revenue. For the nine months ended September 30, 2018, we recognized $8.9 million of revenue from the license agreement between us and Adapt, $163 thousand from grant and contract revenue, and $170 thousand of revenue from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $9.4 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $0.7 million was due to an increase of $0.7 million related to increased sales of Narcan, a $0.7 million increase in legal, accounting, and professional fees, and a $0.7 million increase in personnel and related expense including recruiting, offset by a $1.4 million decrease in stock based compensation expense for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Research and Development Expenses
Our research and development expenses were $7.0 million and $5.9 million during the nine months ended September 30, 2019 and 2018, respectively. The increase of $1.1 million resulted from an increase in third party clinical trial and development expense of $1.5 million, an increase in personnel and related expense of $0.4 million, partially offset by a $0.8 million decrease in stock based compensation expense.
Sales and Marketing Expenses
Our sales and marketing expenses were $141 thousand and zero for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 we hired a Chief Commercial Officer and commenced marketing efforts.
Royalty Expenses
Our royalty expenses were $6.1 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $5.6 million is primarily from increased sales of NARCAN® for the comparable periods resulting in $4.4 million of royalty expense, and the remaining $1.2 million of increased expense relates to the buyout of certain net profit interest partners.
License fees
There were no license fees recorded for the nine months ended September 30, 2019. We recorded $5.6 million in license fees during the nine months ended September 30, 2018 related to our License Agreement with Adapt.
Other Income (expense)
During the nine months ended September 30, 2019, other income was $291 thousand compared to other expense of $55 thousand for the nine months ended September 30, 2018.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(2,795)	$(305)
Net cash used in investing activities	$(302)	$—
Net cash provided by financing activities	$1,705	$17,014
Net cash used in operating activities
During the nine months ended September 30, 2019, net cash used in operating activities was $2.8 million, which was primarily due to increase in accounts receivable of $11.6 million, a decrease in license fees of $8.1 million, and an increase in prepaid and others assets of $0.6 million totaling $20.3 million, which was mostly offset by net income of $10.5 million, stock based compensation expense of $2.5 million and changes in other assets and liabilities of $4.5 million, totaling $17.5 million.
During the nine months ended September 30, 2018, net cash used in operating activities was $0.3 million, which was primarily due to the net loss of $11.7 million and a decrease in accounts payable and accrued liabilities of $2.4 million mostly offset by $4.6 million associated with stock based compensation expense, $0.8 million for issuance of stock for services and a $8.4 million increase in other working capital items.
Net cash used in investing activities
During the nine months ended September 30, 2019, net cash used in investing activities was $0.3 million, which was primarily due to leasehold improvements and purchase of office furniture and equipment. There were no investing activities for the nine months ended September 30, 2018.
Net cash provided by financing activities
During the nine months ended September 30, 2019, net cash provided by financing activities was approximately $1.7 million primarily attributable to proceeds received from stock option exercises.
During the nine months ended September 30, 2018, net cash provided by financing activities was $17.0 million, primarily attributed to the sale of Common Stock.
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

As of September 30, 2019 we had cash and cash equivalents of $23.2 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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
Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three and nine months ended September 30, 2019 and 2018.
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
On September 9, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014, “Potomac Agreement No. 3”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORTP Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until September 30, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than September 30, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount. The buyback right has expired.
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

Furthermore, the Company granted Potomac the right to receive 2.5525% of the Net Profit (as defined in the Potomac Agreements) generated from DAVINCI (as defined in the Potomac Amendment). In the event that the Company is sold, Potomac will receive 2.5525% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Potomac Effective Date until the four year anniversary of the Potomac Effective Date (the “Potomac DAVINCI Interest Buyback Expiration Date”), the Company may buyback all or any portion of the DAVINCI Interest (as defined in the Potomac Amendment) upon written notice to Potomac (the “Potomac DAVINCI Interest Buyback Notice), at the price of $382,875 per 2.5525% of DAVINCI Interest (the “Potomac DAVINCI Interest Buyback Amount”); provided, that in the event the Potomac DAVINCI Interest Buyback Notice is provided within 2.5 years of the Potomac Effective Date, the Company shall pay Potomac two times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice; provided, further, that, in the event the Potomac DAVINCI Interest Buyback Notice is provided after 2.5 years of the Potomac Effective Date and on or prior to the Potomac DAVINCI Interest Buyback Expiration Date, the Company will pay Potomac 3.5 times the Potomac DAVINCI Interest Buyback Amount within ten business days of providing the Potomac DAVINCI Interest Buyback Notice. During September, 2019, we notified Potomac of our intent to exercise our right to buy back the entire 2.5525% DAVINCI Interest at the Buyback amount of $765,500. The payment was made in October 2019.
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
Other Activities
On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% OORTP Net Profit interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300 thousand for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30 thousand. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56.25 thousand for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount. During September, 2019, we notified Welmers of our intent to exercise our right to buy back the entire 0.375% DAVINCI Interest at the Buyback amount of $112,500. The payment was made in October, 2019.

On March 13, 2017, we entered into a third amendment (the “Third Miles Amendment”) to the Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Miles Agreement”), as previously amended on February 24, 2015 (the “First Miles Amendment”) and March 19, 2015 (the “Second Miles Amendment” and, together with the Initial Miles Agreement, the First Miles Amendment and the Third Miles Amendment, the “Miles Agreement”). Under the Third Miles Agreement, we granted to Mr. Miles the right to receive, subject to adjustment under the Third Miles Amendment, 1.25% of the Net Profit (as defined by the Third Miles Amendment) generated from the Product (as defined by the Third Miles Amendment) from the Effective Date (as defined by the Third Miles Amendment) (which amounts shall be paid quarterly per the terms of the Third Amendment). Additionally, pursuant to the Third Miles Amendment, from the Effective Date until the fourth anniversary of the Effective Date, Mr. Miles granted us the right to buyback the 1.25% interest or any portion thereof at a price of $187.5 thousand for the full 1.25% interest (the “Miles Buyback Amount”); provided, however, that, in the event we exercise this right within 2.5 years after the Effective Date, we will pay Mr. Miles two times the Miles Buyback Amount; provided, further, that, in the event we exercise such right after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, we will pay Mr. Miles 3.5 times the Miles Buyback Amount. During September, 2019, we notified Mr. Miles of our intent to exercise our right to buy back the entire 1.25% interest in the Product at the Buyback amount of $375,000. The payment was made in September, 2019.
Royalty Payable
We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the OORTP Net Profit generated from the OORTP in perpetuity. In connection with these agreements and a senior advisor agreement, we also granted net profit interests in DAVINCI (as defined in the related agreements) (the "DAVINCI interest"). The Company has buy back rights to the DAVINCI interest which it exercised during the nine months ended September 30, 2019 for a total consideration of approximately $1.25 million. As of September 30, 2019, we recorded a royalty payable of $4.5 million of which approximately $0.9 million was related to the buy-back liability, and the remaining $3.6 million was the royalty payable related to the OORTP Net Profit interests.

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
As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019, EBS made certain payments in October of 2018 to the Third Party Licensee (as defined in Amendment No. 2) and will be allowed to reduce the royalties and milestones that we would be due under the License Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90% of the royalties payable under the License Agreement, with SWK entitled to10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million).
As provided in Amendment No. 2, EBS will be allowed to reduce the royalties and milestones we would be due under the License Agreement during the year ending December 31, 2019 by a maximum of $2.0 million each quarter. As provided in the License Agreement, if net NARCAN® Sales (as defined in the License Agreement) exceed $200 million in any calendar year, we and SWK will be due a milestone payment of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to us and SWK, EBS may deduct $2.5 million from the $13.5 million (90% of $15.0 million) milestone payable to us. As of September 30, 2019, the Company offset the remaining $4.5 million of license fees against accounts receivable related to the final milestone payment.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because it is a smaller reporting company.
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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.      Legal Proceedings.
On September 14, 2016, the Company and Adapt Pharma, Inc. (“Adapt”) received notice from Pharmaceuticals USA (“Teva”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) ( “Teva’s September 2016 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 4 mg/spray Nasal Spray before the expiration of U.S. Patent No. 9,211,253 (“the ‘253 patent”). On December 30, 2016, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) ( “Teva’s December 2016 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 4 mg/spray Nasal Spray before the expiration of U.S. Patent No. 9,468,747 (“the ‘747 patent”). On March 18, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) ( “Teva’s March 2017 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 4 mg/spray Nasal Spray before the expiration of U.S. Patent No. 9,561,177 (“the ‘177 patent”). On June 2, 2017, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) ( “Teva’s June 2017 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 4 mg/spray Nasal Spray before the expiration of U.S. Patent No. 9,626,965 (“the ‘965 patent”). On May 17, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) ( “Teva’s May 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 4 mg/spray Nasal Spray before the expiration of U.S. Patent No. 9,775,838 (“the ‘838 patent”).  The ‘253, ‘747, ‘177, ‘965 and ‘838 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 4 mg/spray Nasal Spray in the FDA's Orange Book and expire on March 16, 2035. Teva’s September 2016 Notice Letter, Teva’s December 2016 Notice Letter, Teva’s March 2017 Notice Letter, Teva’s June 2017 Notice Letter, and Teva’s May 2018 Notice Letter assert that its generic product will not infringe the ‘253, ‘747, ‘177, ‘965 and ‘838 patents and/or that the ‘253, ‘747, ‘177, ‘965 and ‘838 patents are invalid and/or unenforceable.
On October 21, 2016, February 8, 2017, April 26, 2017, July 12, 2017, and May 30, 2018, the Company and Adapt filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s 4 mg ANDA filing with the FDA.  These five actions were subsequently consolidated into a single action.  An eight-day bench trial was held in the consolidated action on August 26, 2019, through September 6, 2019, and on October 17, 2019.  The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of Teva’s 4 mg ANDA be a date no earlier than the expiration of each of the ‘253, ‘747, ‘177, ‘965 and ‘838 patents, as well as equitable relief enjoining Teva from infringing these patents, and monetary relief as a result of any such infringement.  A judgment has not yet been entered.  Emergent BioSolutions Inc. continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.
On February 27, 2018, the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) ( “Teva’s February 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 2 mg/spray Nasal Spray before the expiration of U.S. Patent Nos. 9,480,644 (“the ‘644 patent”) and 9,707,226 (“the ‘226 patent”) (“Teva’s 2 mg ANDA”). The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s February 2018 Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in Teva’s 2 mg ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid and/or unenforceable.
On April 9, 2019, the Company and Emergent BioSolutions Inc.’s Adapt subsidiaries (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s 2 mg ANDA filing with the FDA. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of Teva’s 2 mg ANDA be a date no earlier than the expiration of each of the the ‘644 patent and the ‘226 patent, as well as equitable relief enjoining Teva from infringing these patents, and monetary relief as a result of any such infringement. Emergent BioSolutions Inc. continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.
On September 14, 2018, the Company and Adapt received notice from Perrigo UK FINCO Limited Partnership (“Perrigo”), pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “Perrigo Notice Letter”), that Perrigo had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) 4 mg/spray Nasal Spray before the expiration of U.S. Patent Nos. 9,211,253 (the “‘253 Patent” ), 9,468,747 (the “‘747 Patent” ), 9,561,177 (the “‘177 Patent” ), 9,629,965 (the “‘965 Patent” ) and 9,775,838 (the “‘838 Patent” ). The ‘253, ‘747, ‘177, ‘965 and ‘838 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 4 mg/spray Nasal Spray in the FDA's Orange

Book and expires on March 16, 2035. The Perrigo Notice Letter asserts that its generic product will not infringe the ‘253, ‘747, ‘177, ‘965 and ‘838 patents and/or that the ‘253, ‘747, ‘177, ‘965 and ‘838 patents are invalid and/or unenforceable. Pursuant to an Exclusive License Agreement, entered into on December 14, 2014, as amended, the Company has exclusively licensed the ‘253, ‘747, ‘177, ‘965 and ‘838 patents to Adapt.
On October 25, 2018, Emergent BioSolutions’ Adapt subsidiaries and Opiant (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the ‘253, ‘747, ‘177, ‘965 and ‘838 patents, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. Emergent BioSolution Inc. continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray
On or about February 19, 2019, Emergent BioSolutions Inc.’s Adapt subsidiaries and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC (“Nalox-1”) that it had filed fifteen petitions for inter partes review of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“the PTAB”). Nalox-1’s petitions asserted that each of the foregoing patents are invalid as obvious in view of prior art.  With respect to Nalox-1’s petitions for inter partes review of U.S. Patent No. 9,211,253, on August 27, 2019, the PTAB instituted review in IPR No. 2019-00685, while denying institution in IPR Nos. 2019-00686 and 2019-00687. With respect to Nalox-1’s petitions for inter partes review of U.S. Patent No. 9,561,177, on August 27, 2019, the PTAB denied institution of IPR Nos. 2019-00691, 2019-00692, and 2019-00693. With respect to Nalox-1’s petitions for inter partes review of U.S. Patent No. 9,468,747, on September 9, 2019, the PTAB instituted review in IPR No. 2019-00688, while denying institution of IPR Nos. 2019-00689 and 2019-00690. With respect to Nalox-1’s petition for inter partes review of U.S. Patent No. 9,629,965, on September 11, 2019, the PTAB instituted review in IPR No. 2019-00694, and on October 1, 2019, the PTAB denied institution of IPR Nos. 2019-00695 and 2019-00696. Opiant continues to be confident in the intellectual property portfolio related to NARCAN® Nasal Spray.
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

OPIANT PHARMACEUTICALS, INC.

November 12, 2019	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

November 12, 2019	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)