Form 10-K
period 2019-12-31
OPIANT PHARMACEUTICALS, INC.
filed 2020-03-04
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
As of June 28, 2019, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the shares of common stock on the NASDAQ Capital Market was approximately $50,427,380.
As of March 2, 2020, the registrant had 4,238,595 shares of common stock issued and outstanding.

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

ii

PART I
Item 1. Business.

Our Company
Opiant Pharmaceuticals, Inc. (“we”, “our” or the “Company”) is a specialty pharmaceutical company developing medicines for addictions and drug overdose. We were incorporated in the State of Nevada in June 2005 as Madrona Ventures, Inc. and, in September 2009, we changed our name to Lightlake Therapeutics Inc. In January 2016, we again changed our name to Opiant Pharmaceuticals, Inc.

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

There is a large and growing addressable market for opioid overdose reversal agents driven by sales into first responder institutions, and patients via pharmacies. The current institutional market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement and local law enforcement. The co-prescribing of opioid overdose reversal agents alongside prescription opioids, has also driven growth. It is estimated that only 5 percent of at risk patients have a naloxone prescription. Currently there are only nine state that have some form of mandatory co-prescription legislation in place.

We believe that U.S. sales of opioid reversal agents could exceed $1.0 billion by 2022, with approximately fifty percent from institutional sales and fifty percent from retail sales, which includes primarily pharmacy sales and co-prescription.

In December 2014, we entered into a license agreement with Adapt (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt/EBS in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. Pursuant to the Adapt Agreement, Adapt received our global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing our treatment to Adapt/EBS, we could receive total potential regulatory and sales milestone payments of more than $55 million, plus up to double-digit percentage royalties on net sales. In February 2015, Adapt received “Fast Track” designation by the FDA and in July 2015, Adapt submitted a New Drug Application ("NDA") to the FDA for NARCAN®. In November 2015, NARCAN® was approved by the FDA for the emergency treatment of a known or suspected opioid overdose. In May 2016, Adapt submitted a new drug submission ("NDS") for NARCAN® to Health Canada. In October 2016, Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN®.

In October 2016, one of our patents for NARCAN® became listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747, which patent expires on March 16, 2035.

On December 13, 2016, we entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which we sold, and SWK purchase, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement, of NARCAN® or any other product, subject to certain conditions and limitations. As of December 31, 2017, all amounts due SWK under the SWK Purchase Agreement have been paid. SWK retains a 10% interest for all royalties and milestones that the Company received in the years ended December 31, 2019 and 2018 and will receive in future years.

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

OPNT003 - Intranasal Nalmefene for OOR

On February 12, 2018, we announced positive data from a Phase 1 clinical study of OPNT003 (intranasal nalmefene) and provided an update at a meeting held on February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a potent long-acting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with the potential to submit a NDA for the drug and intranasal delivery device combination in 2020. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the safety and efficacy for a previously approved FDA product and to supplement this data with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

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

On January 27, 2020, the Company received a letter from the FDA formalizing the "clinical hold", which was discussed during a telephone conversation on January 16, 2020, on the clinical study for the Company's product candidate OPNT003 (intranasal nalmefene) as a potent long-acting opioid antagonist for the treatment of opioid overdose. The FDA has requested additional information be provided to evaluate the sensitization and irritation endpoints of the final finished device.

We have full commercial rights to OPNT003 and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded approximately $5.6 million funded through the period ended March 31, 2021, with the balance of $1.8 million expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. In 2017, NIH leadership called for the development of a stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.

Synthetic opioids, such as fentanyl, are now responsible for more overdose deaths than both heroin and prescription opioids, with over 31,000 fatalities linked to synthetic opioids in 2018. Fentanyl and derivatives, such as carfentanil, are especially dangerous because of a long half-life of seven to ten hours that may require continuous monitoring of overdose victims and repeated dosing with naloxone to initially resuscitate a patient and to prevent relapse. A long-acting opioid overdose reversal drug may reduce this burden.

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

We have generated encouraging Phase 1 clinical data demonstrating rapid intranasal absorption of OPNT002, which confirms its suitability for use on an as needed basis. High levels of naltrexone can be delivered within minutes, which is very important during a period of craving.  The Company has also received feedback from the FDA on our proposed 505(b)(2) development plan, which accepts a harm reduction-based primary endpoint rather than a primary endpoint based on abstinence.

In October of 2019, we completed a dose ranging study, confirming the suitability of our OPNT002 formulation of AUD. During 2020, we plan to begin patient enrollment for a double blind, placebo controlled Phase 2 study of OPNT002 in AUD. This study will enroll approximately 300 patients in Europe and the United Kingdom.

There are approximately 16.3 million people in the U.S. who suffer from some form of AUD. According to the National Institute on Alcohol Abuse and Alcoholism, only 2.5% of these individuals receive pharmacotherapy for this condition. Feedback from our primary market research strongly supports nasal naltrexone as a product that could also be used in a primary care setting as well as by addiction specialists and in addiction treatment centers.

OPNT004 - Drinabant Injection for Acute Cannabinoid Overdose ("ACO")

On December 26, 2018, we entered into an exclusive global licensing agreement with Sanofi for the development and commercialization of drinabant for the treatment of acute cannabinoid overdose ("ACO"). We intend to develop drinabant, a selective, high affinity cannabinoid CB-1 receptor antagonist, as an injectable for administration in an emergency department setting. In a proof of principle study that Sanofi completed with 36 patients, oral drinibant blocked both subjective and objective psychological effects of inhaled delta9-tetrahydrocannabinol ("THC"). Sanofi also generated extensive safety data in Phase 1 and 2 studies with more than 700 subject for up to 24 weeks.

ACO is most frequently linked to the ingestion of “edibles” containing large quantities of THC and synthetic cannabinoids (often referred to as “K2” and “Spice”) that are more potent and less expensive than cannabis.  Edibles, sold as brownies, cookies and candies, pose particular risks for children, who can consume these by accident.  Based on 2014 rates from the National Emergency Department sample and United States Census Bureau figures, we estimate that ACO resulted in more than one million emergency department visits in the United States in 2016.  With an increasing number of states legalizing cannabis for personal and recreational use, ACO rates are expected to rise.  Features of ACO produced by edibles and synthetic cannabinoids can include psychosis, panic and anxiety, feelings of paranoia, agitation, hallucinations, nausea, vomiting and cardiac arrhythmias. These symptoms often require emergency medical attention and can take hours to days to resolve. There are currently no FDA approved treatments for ACO.

In January 2020, we signed a Letter of Intent with the National Center for Advancing Translational Sciences ("NCATS") to collaborate on the development of OPNT004. NCATS is one of 27 divisions and centers of the NIH. NCATS will provide development resources around certain pre-clinical activities and studies to support our planned filing of an Investigational New Drug ("IND") application for OPNT004. This collaboration will be carried out under a Cooperative Research and Development Agreement with the Company and the NIH.

Opioid Use Disorder

OUD is a major global health issue, particularly in the United States, where opioid misuse, in particular involving opioid painkillers and subsequent addiction, has become widespread. Given the increase in prevalence, OUD has now been classified in the United States as a public health crisis. As prescription opioid painkillers have become more difficult to obtain due to tighter controls for distribution and prescribing, and abuse deterrent formulations have become available, there has been an increase in heroin use, which is cheaper and often easier to obtain than painkillers. At the same time, the availability and abuse of synthetic opioids, including fentanyl and its derivatives (fentanyl has been estimated to be at least 50 times more potent than heroin) has become more widespread, further driving the recent increase in deaths from opioid overdose in the U.S.

Current FDA approved treatments for opioid addiction are methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone (an opioid antagonist), available as both a tablet and depot injection. Most substitution therapies, are opioid-based treatments, which for many patients is undesirable, as there is frequently diversion and misuse of these treatments amongst patients with OUD. With respect to naltrexone based therapies, patients must undergo detoxification before initiating treatment, which for many patients severely limits compliance and willingness to undergo this method of treatment. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification and enabling patients to remain opioid-free is an attractive solution.

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
On December 3, 2018, Neurelis, Inc. completed its acquisition of Aegis. As a result of the acquisition, Neuralis succeeded to all obligations under the Aegis License Agreement.
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
In November 2016, Opiant Pharmaceuticals UK Limited (“OPUK”) was incorporated under the Companies Act of 2006 as a private company. OPUK is a wholly-owned subsidiary of the Company and Dr. Roger Crystal, our Chief Executive Officer and a director, and David O'Toole, our Chief Financial Officer and Secretary, serve as the sole directors of OPUK.
Competition
The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of substance use, addictive and eating disorders. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent. Some of these companies are larger and better-funded than us and there are no assurances that we can effectively compete with these competitors. Potential competitors include Emergent BioSolutions Inc., Amphastar, Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Teva, Shire PLC, Orexo AB, BioDelivery Services International, Inc., Braeburn Pharmaceuticals, Inc., and BioCorRx, Inc.
With respect to NARCAN®, we face competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® with their naloxone injection. Kaléo competes with NARCAN® with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2015, Indivior PLC received a Complete Response Letter from the FDA with respect to a naloxone nasal spray. Between 2016 and 2018, TEVA has filed abbreviated new drug applications ("ANDAs") with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ‘253, '747, '177, '965, '644, and '226 patents, and in 2018 Perrigo UK FINCO Limited Partnership ("Perrigo") filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the '253, '747, '177, '965, and '838 patents. Although NARCAN® was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition. For example, during 2018, INSYS Therapeutics, Inc., Orexo AB and Harm Reduction Therapeutics have announced the development of novel naloxone nasal spray formulations intended for use in opioid overdose reversal.

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

Product Group	Patent No.	Description	Patent Expiration	Publication No.
NARCAN® Nasal	10,085,937	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170071851
NARCAN® Nasal	9,211,253	IN naloxone for treatment of opioid overdose	March 16, 2035	US20150258019
NARCAN® Nasal	9,468,747	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160184294
NARCAN® Nasal	9,480,644	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160166503
NARCAN® Nasal	9,561,177	IN naloxone for treatment of opioid overdose	March 16, 2035	US20160303041
NARCAN® Nasal	9,629,965	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170043107
NARCAN® Nasal	9,707,226	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170151231
NARCAN® Nasal	9,775,838	IN naloxone for treatment of opioid overdose	March 16, 2035	US20170239241
NARCAN® Nasal	2,538,682	IN naloxone for treatment of opioid overdose	March 16, 2035	UK
NARCAN® Nasal	2,942,611	IN naloxone for treatment of opioid overdose	March 16, 2035	Canada
NARCAN® Nasal	365,383	IN naloxone for treatment of opioid overdose	March 16, 2035	Mexico
NARCAN® Nasal	2,631,504	IN naloxone for treatment of opioid overdose	March 16, 2035	Spain

In addition to the patents and applications listed above, we have several pending, unpublished applications drawn to formulations, devices, and treatments of disorders, as well as additional continuation and divisional applications claiming the benefit of priority of applications listed above.

Research and Development

During the years ended December 31, 2019 and December 31, 2018, we incurred research and development expenses of $9.1 million and $8.5 million, respectively.

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

The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. In the United States, the FDA regulates drugs under the FFDCA and the FDA's implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;

•	approval by an independent internal review board ("IRB"), at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical studies according to Good Clinical Practice
("GCP") regulations, to establish the safety and efficacy of the proposed drug for its intended use;

•	preparation and submission to the FDA of an NDA;

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

All clinical studies must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical study. Further, an IRB must review and approve the plan for any clinical study before it commences at any institution, and the IRB must conduct continuing review and re-approve the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical study are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical study and the consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Each new clinical protocol and any amendments to the protocol must be submitted for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Study sites are subject to inspection for compliance with GCP.

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
The FDA may impose a number of post-approval requirements as a condition of approval of an application. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization.
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
Employees
As of March 1, 2020, we had 21 full-time employees and one part-time employee. In addition, we have a number of outside consultants that are not on our payroll.

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

As of December 31, 2019, we have an accumulated deficit of $62.8 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential challenges include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses for the foreseeable future and we also expect to experience negative cash flow for the foreseeable future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our securities. If we are unsuccessful in addressing these risks, then the Company will most likely fail.

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

Other than the Open Market Sale AgreementSM dated November 14, 2019, we do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our product candidates and other business opportunities and our ability to achieve our business objectives, our competitiveness and our operations and financial condition may be materially adversely affected. Our inability to fund our business could thus lead to the loss of your investment.

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

Our employment agreements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us which could harm our financial condition or results.

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $5.1 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $3.2 million, in the event of a termination of employment in connection with a change of control of the Company. The accelerated vesting of options and restricted stock units could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Exposure to United Kingdom political developments, including the outcome of its withdrawal from membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as "Brexit"). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019 (the "Withdrawal Agreement"). The Withdrawal Agreement provides that the U.K.'s withdrawal is followed by a "transition period", during which, in summary, the U.K. is not a member of the E.U. but most E.U. rules and regulations continue to apply to the U.K. During the transition period, the U.K. and the E.U. will seek to negotiate the terms of a long-term trading relationship between the U.K. and the E.U. based on a "Political Declaration" agreed between the U.K. and the E.U. in October 2019. The transition period provided for in the Withdrawal Agreement will expire on December 31, 2020 (unless both the U.K. and the E.U. agree to extend the period of transition by one or two years). The political negotiation surrounding the terms of the U.K.'s withdrawal from the E.U. has created significant uncertainty about the future relationship between the U.K. and the E.U., including with respect to the laws and regulations that will apply. This is because, once the "transition period" expires then, subject to the terms of any long-term trading relationship agreed between the U.K. and the E.U., the U.K. will determine which E.U.-derived laws to replace or replicate. If no long-term trading relationship is agreed between the U.K. and the E.U. by the end of the transition period provided for in the Withdrawal Agreement, the U.K.'s membership of the E.U. could ultimately terminate under a so-called "hard Brexit." The full effect of Brexit is uncertain and depends on any agreements the U.K. may make to retain access to E.U. markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

In addition to the litigation with TEVA and Perrigo discussed below, we may be exposed to, or be threatened with, adversarial proceedings or additional future litigation by third parties regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions seeking to challenge the validity of our intellectual property rights, claiming that we have misappropriated the trade secrets of others, or claiming that our technologies, products or activities infringe the intellectual property rights of others.

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
Certain of our patents will expire in the next 15 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Delays in the completion of, or the termination of, any clinical for any drug candidates could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years, and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect product development costs and plans with respect to any of our drug candidates. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached in a timely manner or at all with contract research organizations ("CROs"), to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials.

In January 2020, we were notified by the FDA that it was placing the PK study for OPNT003 on clinical hold and the FDA requested additional information in regards to the drug delivery device that we intend to use in this clinical trial. We currently expect to submit the requested data to the FDA and resume the clinical study in the first quarter of 2020. However, if we are unable to satisfactorily address the FDA’s requests or we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable drug candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the drug candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are not able to obtain any required regulatory approvals for our drug candidates, we will not be able to commercialize our drug candidates and our ability to generate revenue will be limited.

Our current pipeline includes medicines in development for OOR, AUD, OUD, ACO and additional treatment applications. Our products have generated limited revenues. We must successfully complete clinical trials for our drug candidates before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our drug candidates’ safety and efficacy, before an NDA or Biologics License Application ("BLA"), or their foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our drug candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our drug in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. If our development efforts for our drug candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our drug candidates is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

•	the results of toxicology studies may not support the filing of an IND for our drug candidates;

•	the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or "IRB", may disagree with the design or implementation of our clinical trials;

•	we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;

•	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval;

•	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

•	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval for our drug candidates for the foregoing, or any other reasons, will prevent us from commercializing our drug candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we intend to conduct in the future or that such trials will be successful. The FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our drug candidates.

Excluding any activities related to NARCAN®, we have not submitted an NDA or received regulatory approval to market our drug candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs, with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the drug candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a drug candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our drug candidates in any indication will prevent us from commercializing the drug candidate, and our ability to generate revenue will be materially impaired.

If we fail to successfully commercialize any of our drug candidates, we may need to acquire additional drug candidates and our business will be adversely affected.

We have never directly commercialized any drug candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond our current drug candidates. We cannot be certain that any of our drug candidates will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize any of our drug candidates for their targeted indications, whether as stand-alone therapies or in combination with other therapeutic agents, our business would be adversely affected.

Even if we receive regulatory approval for any of our drug candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our drug candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our drug candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;

•	relative convenience, dosing burden and ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe our drug candidates, and the target patient population to try new therapies;

•	efficacy of our drug candidates compared to competing products;

•	the introduction of any new products that may in the future become available targeting indications for which our drug candidates may be approved;

•	new procedures or therapies that may reduce the incidences of any of the indications in which our drug candidates may show utility;

•	pricing and cost-effectiveness;

•	the inclusion or omission of our drug candidates in applicable therapeutic and vaccine guidelines;

•	the effectiveness of our own or any future collaborators’ sales and marketing strategies;

•	limitations or warnings contained in approved labeling from regulatory authorities;

•
our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our drug candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our drug candidates not commercially viable. For example, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for any of our drug candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our drug candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy, ("REMS"), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our drug candidates.

Even if we obtain marketing approval for any of our drug candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our drug candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates.

Even if we obtain regulatory approval for any of our drug candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations ("cGCPs"), for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

The FDA has the authority to require a REMS as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if any of our drug candidates are approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our drug candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	issuance of warning letters or untitled letters;

•	clinical holds;

•	injunctions or the imposition of civil or criminal penalties or monetary fines;

•	suspension or withdrawal of regulatory approval;

•	suspension of any ongoing clinical trials;

•	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or

•	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our drug candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a drug candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/ or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or ("MMA"), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Affordable Care Act ("ACA") is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Efforts to date have generally been unsuccessful. If the ACA is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal or modification in the implementation of the ACA on us at this time.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability.

Our drug candidates may face competition sooner than expected.

Our success will depend in part on our ability to obtain and maintain patent protection for our certain of our drug candidates and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against compounding pharmacies, outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own.

While the FDA has confirmed a 505(b)(2) pathway for OPNT 003, we also intend to seek data exclusivity or market exclusivity for our other drug candidates provided under the FDCA, and similar laws in other countries. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Even if our drug candidates are considered to be reference products eligible for three years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the FDCA could result in a shorter exclusivity period for our drug candidates, which would have a material adverse effect on our business.

If we market any of our drug candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called "off label" use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

We will be completely dependent on third parties to manufacture our drug candidates, and our commercialization of our drug candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our drug candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, ("API"), in our drug candidates for use in our clinical trials or for commercial product, if any. In addition, we do not have the capability to encapsulate any of our drug candidates as a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when any of our drug candidates are approved for commercialization. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our drug candidates on favorable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our drug candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our drug candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our drug candidates or may not be able to create a supply of our drug candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our drug candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply any of our drug candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of any of our drug candidates if we decided to transfer the manufacture of any of our drug candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our drug candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our future manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of any of our drug candidates over time. If the commercial-scale manufacturing costs of any of our drug candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities.

We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our drug candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

•	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;

•	subjects for clinical testing failing to enroll or remain in our trials at the rate we expect;

•
a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of drug candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•
third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•
inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•
one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason; and

•	government or regulatory delays or "clinical holds" requiring suspension or termination of a trial.

Product development costs for any of our drug candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our drug candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our drug candidates could be significantly reduced.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing of drug candidates is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of our drug candidates will achieve positive results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our drug candidates may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for any of our drug candidates. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics including demographic factors and health status.

Although we may pursue expedited regulatory approval pathways for a drug candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

We are pursuing track approval under 505(b)(2) for OPNT 003 and we believe there may be an opportunity to accelerate the development of certain of our other drug candidates through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review. However, we cannot be assured that any of our drug candidates will qualify for such programs.

For example, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for our drug candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such drug candidate.

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

We currently have a limited marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

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
There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding coverage from government or commercial payors. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the PPACA, and lawsuits have been brought challenging aspects of the law at various points. There have been repeated recent attempts by Congress to repeal or replace the PPACA. Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal and replace all or part of the PPACA. While Congress has previously been successful at passing comprehensive repeal legislation through both Chambers of Congress, it had then been vetoed by former President Obama and full repeal legislation is unlikely in the current political climate. However, Congress has passed two bills affecting the implementation of certain taxes under the PPACA. The Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the PPACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Moreover, the Bipartisan Budget Act of 2018 among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. In addition, there have been recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, control drug costs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.
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

On August 24, 2017, we received approval for up-listing to the Nasdaq Capital Market and our Common Stock began trading on the Nasdaq Capital Market on August 29, 2017. Our Common Stock closed as high as $50.50 and as low as $10.25 per share between August 29, 2017 and March 2, 2020. On March 2, 2020 the closing price of our Common Stock, as reported on the Nasdaq Capital Market was $11.70. Our Common Stock has experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:

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

Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares, and may also frustrate or prevent any attempt by stockholders to change our direction or management. For example, these provisions:

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
On May 29, 2017, we entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease approximately 1,500 square feet of office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and as of September 1, 2018 is on a month to month basis. We provided notice to terminate the lease effective July 31, 2019.

On May 7, 2019, we entered into a Sub-Sublease with PERL Mortgage, Inc. to sublease office space located at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401, and this is our headquarters. The lease commenced on July 1, 2019 and expires August 31, 2021.

On April 20, 2017, we entered into an Office Service Agreement (the “Office Service Agreement”) with Regus and leased approximately 1,000 square feet of office space at 83 Baker Street, London, England, W1U 6AG. The original term of the lease expired May 31, 2018 and effective June 1, 2018 either party may terminate the lease with a 90 day advance notice.
We provided notice to terminate the lease effective July 31, 2019.

On July 11, 2019, we entered into an Office Service Agreement with Regus to lease office space at One Kingdom Street, London, England, W2 6BD. The lease commenced on August 1, 2019 and ends May 31, 2021 with monthly rent of 20,000 GBP.

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
On or about February 19, 2019, Emergent BioSolutions’ Adapt subsidiaries and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review ("IPR") of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office. The PTAB instituted IPR's for three of these petitions, and denied institution on twelve of these petitions. The three cases that were instituted are currently pending. Opiant continues to be confident in the intellectual property portfolio related to NARCAN Nasal Spray.
On February 12, 2020, Plaintiffs and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a non-exclusive license under the Company's patents licensed to Adapt to make, have made and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey. (See Note 16, Subsequent Events).
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “OPNT.”

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low sale prices per share of our Common Stock as reported by Nasdaq.

	High	Low
Year Ended 2017
First quarter ended March 31, 2017	$8.50	$5.60
Second quarter ended June 30, 2017	$7.64	$5.35
Third quarter ended September 30, 2017	$50.50	$6.33
Fourth quarter ended December 31, 2017	$40.15	$18.16

Year Ended 2018
First quarter ended March 31, 2018	$26.50	$18.80
Second quarter ended June 30, 2018	$20.59	$14.31
Third quarter ended September 30, 2018	$23.43	$12.89
Fourth quarter ended December 31, 2018	$18.79	$13.84

Year Ended 2019
First quarter ended March 31, 2019	$15.94	$13.02
Second quarter ended June 30, 2019	$13.98	$10.25
Third quarter ended September 30, 2019	$16.48	$11.26
Fourth quarter ended December 31, 2019	$15.96	$13.16

Approximate Number of Equity Security Holders

As of February 27, 2020, there were approximately 41 stockholders of record. Because shares of our Common Stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	491,950	$24.08	136,295

Equity compensation plans not approved by security holders	2,454,390	$6.98	—

Total	2,946,340		136,295

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

Year Ended 2019 - Common Stock

On December 9, 2019, we issued 11,788 shares of our Common Stock pursuant to the LOI, between us and a third party pharmaceutical company, dated November 19, 2015 (see Note 10 - Commitments). We received no proceeds from the issuance of these shares.

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
Year Ended 2017 - Common Stock

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and December 31, 2018 and financial condition as of December 31, 2019 and December 31, 2018 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this report on Form 10-K (this "Report"), the “Risk Factors” contained in Item 1A of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, and the other information appearing elsewhere in, or incorporated by reference into this Report.

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

Results of Operations
Comparison of the years ended December 31, 2019 and December 31, 2018.

	For the Year Ended		Increase (Decrease)
Revenues	December 31, 2019	December 31, 2018	Amount
Royalty and licensing revenue	$37,592,401	$13,262,321	$24,330,080
Treatment investment revenue	643,955	250,549	393,406
Grant and contract revenue	2,283,444	469,307	1,814,137
Total revenue	40,519,800	13,982,177	26,537,623
Operating expenses
General and administrative	12,197,111	11,477,701	719,410
Research and development	9,079,351	8,478,817	600,534
Sales and marketing	611,571	—	611,571
Royalty expenses	7,720,280	1,491,099	6,229,181
License fees	—	13,725,000	(13,725,000)
Total operating expenses	29,608,313	35,172,617	(5,564,304)
Income (loss) from operations	10,911,487	(21,190,440)	32,101,927
Other income, net	504,328	46,407	457,921
Income (loss) before income taxes	11,415,815	(21,144,033)	32,559,848
Income tax (expense) benefit	177,235	(51,283)	228,518
Net income (loss)	$11,593,050	$(21,195,316)	$32,788,366

Net Revenue
     During the year ended December 31, 2019, we recorded net revenue of $40.5 million, which represents an increase of approximately $26.5 million from the $14.0 million of net revenue recorded during the year ended December 31, 2018. The $26.5 million year-over-year increase in net revenue was primarily due to a $24.3 million increase in revenue related to NARCAN® sales and related milestone payments for the comparable periods. The remaining $2.2 million increase is related to our grant and contract revenue which increased by $1.8 million, and an increase in investment treatment revenue of $0.4 million for the comparable periods.
General and Administrative
     For the year ended December 31, 2019 general and administrative expenses totaled $12.2 million, which represents an increase of approximately $0.7 million compared to $11.5 million of general and administrative expenses incurred during the year ended December 31, 2018. Personnel and related expenses increased by $1.4 million, advisory fees increased by $0.8 million, and professional fees increased by $0.1 million, partially offset by a $1.6 million decrease in stock based compensation expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Research and Development
     During the year ended December 31, 2019 we recorded research and development expenses totaling $9.1 million, which represents an increase of $0.6 million as compared to the $8.5 million of research and development expenses incurred during the year ended December 31, 2018. The increase in research and development expenses is attributed to a $1.1 million increase for third party expenses associated with our research and development programs, $0.6 million increase for personnel and related expense, partially offset by a decrease in stock based compensation expense of $1.1 million.

Sales and Marketing
During the year ended December 31, 2019 we recorded sales and marketing expenses $0.6 million as we commenced initial pre-commercialization efforts related to our nasal nalmafene product, which is under clinical development. We did not have sales and marketing expenses during 2018.
Royalty Expenses
Royalty expenses were approximately $7.7 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively and are related to NARCAN® sales and related milestone payments we received. During 2019, net sales of NARCAN® increased 64%, as reported by EBS, and as net NARCAN® sales exceeded $200 million during 2019 we received the final milestone payment due us of $13.5 million.
 License Fees
We recorded $13.7 million in expense associated with license fees incurred during the year ended December 31, 2018. The license fees relate to the License Agreement with Adapt of which $5.6 million was paid during 2018, and $8.1 million was a liability at December 31, 2018. (see Note 9 - License Fees Payable). All license fees have been paid as of December 31, 2019. There were no license fee expenses during the year ended December 31, 2019.

Other Income (Expense)

The following table details our Other Income (Expense):

	For the Year Ended
	December 31, 2019	December 31, 2018	Change
Other income (expense)
Interest income, net	$437,653	$144,696	$292,957
Gain (loss) on debt settlement	16,503	(49,983)	66,486
Gain (loss) on foreign exchange	50,172	(48,306)	98,478
Total other income	$504,328	$46,407	$457,921

Liquidity and Capital Resources
Our cash balance at December 31, 2019 was $31.0 million, which represents an increase of $6.4 million from the $24.6 million cash balance at December 31, 2018. Our working capital was $33.6 million as of December 31, 2019.

During the year ended December 31, 2019, we received net cash proceeds of approximately $2.7 million from the exercise of stock options and warrants.

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

The following table sets forth the primary sources and uses of cash for each of the periods:

	Year ended
	December 31, 2019	December 31, 2018
Net cash provided by (used in)
Operating activities	$4,063,890	$(522,972)
Investing activities	(302,475)	—
Financing activities	2,605,420	17,020,707
Net increase in cash and cash equivalents	$6,366,835	$16,497,735

Cash (used in) provided by operating activities

During the year ended December 31, 2019, net cash provided by operating activities was $4.1 million, which was due to net income of $11.6 million, depreciation and operating lease amortization expense of $0.2 million, stock based compensation and common stock issuance expense of $3.2 million, offset by net changes in assets and liabilities of $10.9 million.

During the year ended December 31, 2018, net cash used in operating activities was $0.5 million, which was due to net loss of $21.2 million mostly offset by the non-cash expenses of $5.8 million for stock compensation expense, $0.8 million related to stock issued for services, and net cash changes in assets and liabilities of $14.1 million.

Cash used in by investing activities

During the year ended December 31, 2019 net cash used in investing activities was $0.3 million from leasehold improvements and related office furniture and equipment purchases.

Cash (used in) provided by financing activities

During the year ended December 31, 2019, net cash provided by financing activities was $2.6 million from the net proceeds received from stock option and warrant exercises.

During the year ended December 31, 2018, net cash provided by financing activities was $17.0 million primarily from net proceeds received from sale of Common Stock.

Plan of Operation
We initiated a Phase 2 clinical trial to evaluate OPNT001, nasal naloxone, as a potential treatment for BN in 2017. The Phase 2 randomized, double-blind, placebo-controlled study evaluated the safety and tolerability of OPNT001, as well as its impact on various clinical outcomes, including changes in eating behavior. The primary endpoint of the study is a reduction in binge eating days. The study included a total of 86 patients across 19 clinical sites in the United Kingdom. Patient enrollment was completed on September 4, 2018. On November 2, 2018, we announced the last patient, last visit and we therefore expect to report top-line data from this trial in the first quarter of 2019. On February 21, 2019, we announced that our Phase 2 clinical trial did not meet the primary endpoint of reducing the number of binging days from baseline to week eight. Key secondary endpoints were also not met. Based on these results, we will not devote additional resources to the development of OPNT001.

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

On January 27, 2020, the Company received a letter from the FDA formalizing the "clinical hold", which was discussed during a telephone conversation on January 16, 2020, on the clinical study for the Company's product candidate

OPNT003 (intranasal nalmefene) as a potent long-acting opioid antagonist for the treatment of opioid overdose. The FDA has requested additional information be provided to evaluate the sensitization and irritation endpoints of the final finished device.

We have full commercial rights to OPNT003 and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded approximately $5.6 million funded through the period ended March 31, 2021, with the balance of $1.8 million expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. In 2017, NIH leadership called for the development of a stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.

In January 2020, we signed a Letter of Intent with the National Center for Advancing Translational Sciences ("NCATS") to collaborate on the development of OPNT004. NCATS is one of 27 divisions and centers of the NIH. NCATS will provide development resources around certain pre-clinical activities and studies to support our planned filing of an Investigational New Drug application for OPNT004. This collaboration will be carried out under a Cooperative Research and Development Agreement with us and the NIH.

On September 27, 2018, we completed a registered public offering with Cantor Fitzgerald as underwriter and sold 811,764 shares our Common stock at a price of $17.00 per share. The Company received approximately $13.0 million of net proceeds from the offering after deducting underwriting discounts and offering expenses.

During the year ended December 31, 2019, we earned $37.6 million in royalties and milestones under the Adapt Agreement. In addition, during the year ended December 31, 2019, we received $2.7 million from the exercise of stock options and warrants.

On November 14, 2019, we entered into a Open Market Sale AgreementSM (the "Sales Agreement") with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies LLC, shares of our Common Stock. During the year ended December 31, 2019, we did not sell any shares under the Sales Agreement.

After considering the proceeds received during the year ended December 31, 2019, we believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

On September 9, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014, “Potomac Agreement No. 3”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until September 30, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than September 30, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount. The buyback right has expired as of December 31, 2019.

On October 31, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until November 28, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and on or prior to November 28, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount. The buyback right has expired as of December 31, 2019.

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

Binge Eating Disorder (BED)
From December 17, 2013 to July 20, 2015, we entered into three agreements with Potomac for total funding in the amount of $1.0 million for use by us for any purpose. In exchange for this funding, we agreed to provide Potomac with a 2% interest in the BED Treatment Product and pay Potomac 2% of the BED Net Profit in perpetuity. During June 2019, we determined to not continue development efforts on the BED Treatment Product.

Other Activities

In September 2015, we received a $1.6 million commitment from the Foundation which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, any other activities connected to our opioid antagonist treatments for addictions and related disorders that materially rely on certain studies funded by the Foundation’s investment, excluding the Opioid Overdose Reversal Treatment Product (the “Certain Studies Products”), certain operating expenses, and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 2.13% interest in any pre-tax revenue received by us that was derived from the sale of the Certain Studies Products less any and all expenses incurred by and payments made by us in connection with the Certain Studies Products (the “Certain Studies Products Net Revenue”). Additionally, we may buyback, in whole or in part, the 2.13% interest from Valour within 2.5 years or after 2.5 years of the initial investment at a price of two times or 3.5 times, respectively, the relevant investment amount represented by the interests to be bought back. If an aforementioned treatment is not introduced to the market by September 22, 2018, Valour will have a 60-day option to exchange its 2.13% interest for shares of our Common Stock at an exchange rate of one-tenth of a share for every dollar of its investment. In October 2015, December 2015 and May 2016, we made capital calls of $618 thousand, $716 thousand, and $267 thousand from the Foundation in exchange for 0.824%, 0.954% and 0.355333% interests in the aforementioned treatments, respectively. During September 2018, Valour elected to exchange its interest for stock and accordingly we issued 160,000 shares of our Common Stock to Valour.

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

Royalty Payable

We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the Net Profit generated from NARCAN® net sales by Adapt in perpetuity. The following table sets forth the royalty payable to our Net Profit Partners at December 31, 2019:

(in thousands)	Net Profit %	December 31, 2019

Potomac	10.2%	$698
LYL	5.0%	341
Welmers	1.5%	103
Foundation	6.0%	410
Pendergast	1.0%	68
Royalty payable	23.7%	$1,620

On February 28, 2018, we were notified that Adapt, a subsidiary of Emergent BioSolutions ("EBS"), had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt invoked its right under Section 5.5 of that certain License Agreement, dated as of December 15, 2014 (the "Initial License Agreement"), by and between us and Adapt, as amended (the "License Agreement"), to offset 50% of the payments paid to such Third Party from the amounts payable by Adapt to us under the License Agreement, and SWK under the SWK Purchase Agreement. On March 1, 2018, we received net milestone payments of $6.1 million, which was net of a License Fee payment made by us under Section 5.5 of the License Agreement of $5.6 million. In accordance with the License Agreement, Adapt may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without our consent.

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

As of December 31, 2019, the maximum amount payable of $8.1 million has been paid by us, as net sales of NARCAN® exceeded $200 million during the 2019 calendar year. No further license fees are payable.

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

On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN® sales reported by Adapt.There are no performance obligations by us and we are paid accordingly by the royalty report provided by Adapt on a quarterly basis. There is no disaggregation of revenue given that the licensing revenue is based on one agreement, and the nature and timing of revenue is predicated on the sales of NARCAN® reported to us by Adapt each quarter. In regards to treatment revenue, we received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of our stock. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. (See Note 8 to the Consolidated Financial Statements - Deferred Revenue).
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

Licensing Agreement

Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt. During the year ended December 31, 2019 and 2018 we recognized net royalty and milestone revenue of $37,592,401 and $13,262,321, respectively related to this agreement.

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations in 2019 and 2018.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the consolidated financial statements and in this, Report, filed on Form 10-K for the year ended December 31, 2019 (See Note 3 - Summary of Significant Accounting Policies).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.
Opiant Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Opiant Pharmaceuticals, Inc.
Santa Monica, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Opiant Pharmaceuticals, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 4, 2020

Opiant Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$30,980,473	$24,613,638
Accounts receivable	7,218,367	4,489,317
Prepaid expenses and other current assets	1,055,816	267,623
Total current assets	39,254,656	29,370,578

Other assets
Property and equipment, net	243,039	—
Right of use assets - operating leases	768,441	—
Patents and patent applications, net	14,373	15,746
Total assets	$40,280,509	$29,386,324

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	1,316,773	1,132,960
License fees payable	—	5,400,000
Accrued salaries and wages	1,237,661	1,083,644
Royalty payable	1,620,182	998,305
Deferred revenue	918,272	1,212,149
Operating leases - current	516,931	—
Total current liabilities	5,609,819	9,827,058

Long-term liabilities
Operating leases - long term	254,664	—
License fees payable, net of current portion	—	2,700,000
Total liabilities	5,864,483	12,527,058

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized;
4,186,438 and 3,845,361 shares issued and outstanding at December 31, 2019 and 2018, respectively.	4,187	3,846
Additional paid-in capital	97,239,455	91,276,086
Accumulated deficit	(62,827,616)	(74,420,666)
Total stockholders' equity	34,416,026	16,859,266
Total liabilities and stockholders' equity	$40,280,509	$29,386,324
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2019	2018
Revenues
Royalty and licensing revenue	$37,592,401	$13,262,321
Treatment investment revenue	643,955	250,549
Grant and contract revenue	2,283,444	469,307
Total Revenue	40,519,800	13,982,177

Operating expenses
General and administrative	12,197,111	11,477,701
Research and development	9,079,351	8,478,817
Sales and marketing	611,571	—
Royalty expenses	7,720,280	1,491,099
License fees	—	13,725,000
Total operating expenses	29,608,313	35,172,617

Income (loss) from operations	10,911,487	(21,190,440)

Other income (expense)
Interest income, net	437,653	144,696
Gain (loss) on debt settlement	16,503	(49,983)
Gain (loss) on foreign exchange	50,172	(48,306)
Total other income	504,328	46,407

Income (loss) before income taxes	11,415,815	(21,144,033)

Income tax (expense) benefit	177,235	(51,283)

Net income (loss)	$11,593,050	$(21,195,316)

Income (loss) per share of common stock:
Basic	$2.88	$(7.10)
Diluted	$2.17	$(7.10)
Weighted average common stock outstanding
Basic	4,018,464	2,985,335
Diluted	5,342,378	2,985,335
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2017	2,535,766	$2,536	$66,223,066	$(53,225,350)	$13,000,252

Exercise of stock options	50,497	50	(50)	—	—

Exercise of warrants	3,400	3	33,997	—	34,000

Stock issued for services	44,664	45	882,187	—	882,232

Stock issued to net profit partner	160,000	160	1,599,840	—	1,600,000

Stock based compensation	—	—	5,760,432	—	5,760,432

Issuance of common stock for cash, net of issuance costs	1,051,034	1,052	16,776,614	—	16,777,666

Net Loss	—	—	—	(21,195,316)	(21,195,316)

Balance at December 31, 2018	3,845,361	$3,846	$91,276,086	$(74,420,666)	$16,859,266

Exercise of stock options	318,289	318	2,565,102	—	2,565,420

Exercise of warrants	11,000	11	109,989	—	110,000

Stock issued for services	11,788	12	160,894	—	160,906

Stock based compensation	—	—	3,197,384	—	3,197,384

Offering Fees	—	—	(70,000)	—	(70,000)

Net income	—	—	—	11,593,050	11,593,050

Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$34,416,026

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Cash flows provided by (used in) operating activities
Net income (loss)	$11,593,050	$(21,195,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,809	2,556
Operating leases amortization	176,980
Issuance of common stock for services	—	732,249
Stock based compensation from issuance of options	3,197,384	5,760,432
(Gain) loss on settlement of debt	(16,503)	49,983
Changes in assets and liabilities:
Accounts receivable	(2,729,050)	7,207,359
Prepaid expenses and other current assets	(788,194)	465,705
Accounts payable and accrued liabilities	361,223	(1,924,032)
License fees payable	(8,100,000)	8,100,000
Accrued salaries and wages	154,017	370,155
Decrease in operating lease liabilities	(173,826)	—
Royalty payable	621,877	(409,707)
Deferred revenue	(293,877)	317,644
Net cash provided by (used in) operating activities	4,063,890	(522,972)
Cash flows used in investing activities
Purchase of property and equipment	(302,475)	—
Net cash used in investing activities	(302,475)	—
Cash flows provided by financing activities
Proceeds from exercise of options and warrants	2,675,420	34,000
Payment of financing costs	(70,000)	(166,419)
Proceeds from sale of common stock	—	17,153,126
Net cash provided by financing activities	2,605,420	17,020,707
Net increase in cash and cash equivalents	6,366,835	16,497,735
Cash and cash equivalents, beginning of year	24,613,638	8,115,903
Cash and cash equivalents, end of year	$30,980,473	$24,613,638

Supplemental disclosure
Taxes paid during the year	$800	$174,000

Non-Cash Investing and Financing Transactions

Cashless exercise of options	$19	$50
Issuance of common stock to net profit partner	$—	$1,600,000
Issuance of common stock as settlement of liability	$160,906	$100,000
Right of use assets obtained in exchange for new lease obligations	$948,575	$—
Offset of deferred financing costs against APIC	$—	$209,042

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019 and 2018

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

Note 2.    Liquidity and Financial Condition

The Company had net income of $11.6 million for the year ended December 31, 2019 and has an accumulated deficit of $62.8 million at December 31, 2019. The Company has $33.6 million of working capital at December 31, 2019. The Company has financed its operations from sale of common stock, and through non-equity cash investments by a number of investors, in exchange for an interest in any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product ("OORT") (see Note 8 – Deferred Revenue).

During the year ended December 31, 2019, the Company received net cash proceeds of approximately $2.7 million from the exercise of stock options and warrants.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $31.0 million, and $24.6 million at December 31, 2019 and December 31, 2018 . The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC") and as of December 31, 2019 maintains the majority of its cash balances in money market funds not insured by the FDIC. The Company also transfers certain daily available cash balances to an overnight account which earns interest and the amounts are not insured by the FDIC. Balances in the United Kingdom are insured up to £85,000 by the Financial Services Compensation Scheme (United Kingdom Equivalent). Although the Company’s cash balances exceeded these insured amounts, the Company has not experienced any losses on its cash and cash equivalents for the periods presented.
Accounts Receivable
The Company routinely assesses the recoverability of receivables to determine collectability by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. The Company determines its allowance for doubtful accounts by considering such factors as the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole.

The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the years ended December 31, 2019 and 2018. At December 31, 2019 and 2018 the Company's accounts receivable were primarily concentrated with one party, Adapt.

Long-Lived Assets
The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to7 years). The Company’s capitalizes all asset purchases greater than $2,500 having a useful life greater than one year. The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight-line method over their estimated useful lives (20 years). The Company recorded depreciation and amortization of $60,809 and $2,556 for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, potentially dilutive common stock equivalents are 3,335,060 which consist of options and warrants. The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, as of December 31, 2019 and 2018:

	Year Ended	Year Ended
Numerator:	December 31, 2019	December 31, 2018
Net Income (loss)	$11,593,050	$(21,195,316)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	4,018,464	2,985,335
Effect of dilutive securities:
Stock options and warrants	1,323,914	—
Denominator for diluted income (loss) per share	5,342,378	2,985,335

Income (loss) per share - Basic	$2.88	$(7.10)
Income (loss) per share - Diluted	$2.17	$(7.10)

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

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to non-employees with the guidance applicable to grants to employees. Under this new standard, equity-classified share-based payment awards issued to non-employees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. Further, compensation cost for awards with performance conditions will be recognized when it is probable the conditions will be achieved, rather than upon actual achievement of the conditions. The Company adopted this standard January 1, 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

The Company had stock-based compensation of $3.2 million and $5.8 million for the years ended December 31, 2019 and 2018, respectively.
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
At December 31, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.
Related Parties
The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balances as of December 31, 2019 and 2018 were zero. The Company uses office space free of charge from related parties (see Note 4 - Related Party Transactions).

Revenue Recognition
The Company generates a large majority of revenue from the agreement with Adapt. During the year ended December 31, 2019, the Company recognized 93% of revenue from its agreement with Adapt.
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
On January 1, 2018, the Company adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and the Company determined the new guidance does not change the Company's policy of revenue recognition. The Company's primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt. There are no performance obligations by the Company and the Company recognizes revenue according to the royalty report provided by Adapt on quarterly basis.

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
The Company also receives payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt. During the years ended December 31, 2019 and 2018, the Company recognized royalty and milestone revenue of $37.6 million and $13.3 million, respectively.
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

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842). The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019 using the modified retrospective method. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy; an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the Consolidated Statements of Operations.

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

In August 2018, the FASB issued ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (ASU No. 2018-15). The new standard describes the accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that does not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will adopt this ASU effective January 1, 2020 using the prospective method and does not expect a material impact on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 4.    Related Party Transactions
The Company uses office space provided by Dr. Phil Skolnick, the Company’s Chief Scientific Officer, free of charge.
Note 5.     Accounts Receivable

As of December 31, 2019 the Company had accounts receivable of $7.2 million which relates to royalty revenue from sales of NARCAN®. At December 31, 2019 the Company's accounts receivable were primarily concentrated with one party, Adapt.

Note 6.     Prepaid Expenses and Other Current Assets

As of December 31, 2019, the Company had approximately $1.1 million recorded as prepaid expenses and other current assets. Of this amount approximately $0.7 million was for prepaid directors and officers insurance and the remaining $0.4 million was for other prepaid insurance, rent, software services, and other general prepaid items.

As of December 31, 2018, the Company had approximately $268 thousand recorded as prepaid expenses and other current assets. Of this amount approximately $74 thousand was for research and development supplies related to product development work being performed by Renaissance Lakewood, LLC, and the remaining $194 thousand was for prepaid expenses such as rent, insurance, and software licenses.

Note 7.     Leases

On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Consolidated Balance Sheets.

The Company entered into two operating leases during the year ended December 31, 2019 with terms greater than 12 months. In accordance with the guidance of Topic 842, the two leases which are classified as operating leases are included in the Company's Consolidated Balance Sheet as of December 31, 2019. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.

Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 9% and the weighted average remaining lease term is 1.5 years at December 31, 2019. The ROU assets and corresponding operating lease liability recognized at lease inception was$949 thousand.

The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of December 31, 2019.

Balance Sheet descriptions
Assets:	(in thousands)
Right of use assets - operating leases	$768
Liabilities:
Operating leases - current	$517
Operating leases - long term	255
Total lease liabilities	$772

The following table summarizes the components of operating lease cost for the year ended December 31, 2019.

Lease costs (in thousands)
Operating expenses - lease costs	$177

As of December 31, 2019, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)
2020	$542
2021	287
Total lease payments	829
Less imputed interest	(57)
Present value of operating lease liabilities	$772

Note 8.    Deferred Revenue
On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5%interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5%of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock of the Company. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the years ended December 31, 2019 and 2018 the Company recognized approximately $115.9 thousand $58 thousand, respectively of revenue relating to the agreement.

On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0%I nvestor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock of the Company. On November 15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the years ended December 31, 2019 and 2018 the Company recognized approximately $313.7 thousand $156.9 thousand, respectively of revenue relating to the agreement.

On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the years ended December 31, 2019 and 2018, the Company recognized revenue of approximately $214.3 thousand and $35.7 thousand, respectively related to this agreement.

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

On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The Company has been awarded approximately $5.6 million through the period ending March 31, 2021, with the remaining $1.8 million balance expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognizes revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the years ended December 31, 2019 and 2018, the Company received cash of $2.4 million and $1.0 million, respectively and recognized revenue of $2.0 million and $432 thousand, respectively related to this grant.

On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the year ended December 31, 2019, the Company recognized revenue of $234 thousand related to this contract.

The following is a summary of the Company’s deferred revenue activity for the year ended December 31, 2019 and 2018:

(in thousands)	NIH Grant	BED	Total
Balance as of December 31, 2017	$—	$895	$2,495
Cash Received NIH	1,000	—	1,000
Converted to Equity	—	—	(1,600)
Recognized as revenue	(432)	(251)	(683)
Balance as of December 31, 2018	$568	$644	$1,212
Cash Received NIH	2,400	—	2,400
Recognized as revenue	(2,050)	(644)	(2,694)
Balance as of December 31, 2019	$918	$—	$918

As of December 31, 2019, the Company had recorded approximately $0.9 million of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. Current and long-term deferred revenue are detailed in the following table:

Deferred Revenue (in thousands)	NIH Grant	BED	Total
Current portion	$918	$—	$918
Long-term portion	—	—	—
Total	$918	$—	$918

Note 9.     License Fee Payable

On February 28, 2018, the Company was notified that Adapt, a Subsidiary of Emergent BioSolutions ("EBS"), had entered into a license agreement with a Third Party (as defined in the License Agreement) with regard to one or more patents pursuant to which Adapt invoked its right under Section 5.5 of the License Agreement, dated as of December 15, 2014, by and between the Company and Adapt, as amended (the "License Agreement"), to offset 50% of certain payments paid to such Third Party from the amounts payable by Adapt to the Company under the License Agreement and SWK under the SWK Purchase Agreement. On March 1, 2018, the Company received net milestone payments of $6.1 million, which was net of 50% of a license fee payment Adapt made to the Third Party. Adapt reduced such milestone payment by $6.25 million pursuant to Section 5.5 of the License Agreement. The portion of the milestone payment that the Company would have otherwise received was reduced by $5.6 million.

As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019 (see Note 17, Subsequent Events), Adapt has made has made and will in the future make payments to the Third Party Licensee and will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement by a maximum of $9.0 million in relation to such payments. Under the SWK Purchase Agreement, the Company retains 90% of the royalties payable under the License Agreement, with SWK entitled to 10%. The maximum amount payable by the Company is therefore $8.1 million (90% of $9 million), of which the Company has recorded $5.4 million as a current liability and $2.7 million as a long-term liability at December 31, 2018. As provided in Amendment No. 2, Adapt will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement during the year ended December 31, 2019 by a maximum of $1.8 million each quarter. As provided in the License Agreement, if Net NARCAN® Sales (as defined in the License Agreement) exceed $200 million in any calendar year, the Company and SWK will be due a milestone of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to the Company and SWK, Adapt may deduct $2.7 million from the $13.5 million (90% of $15.0 million) milestone payable to the Company.

As of December 31, 2019, the Company has paid the amount payable of $8.1 million as net sales of NARCAN® exceeded $200 million during the nine months ended September 30, 2019. Accordingly, as of December 31, 2019 no further payments are due related to the License Fee Payable.

Note 10. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. The following table sets forth the royalty payable to certain investors as of December 31, 2019 and 2018:

(in thousands)	Net Profit %	December 31, 2019	December 31, 2018

Potomac	10.2%	$698	$422
LYL	5.0%	341	206
Welmers	1.5%	103	62
Foundation	6.0%	410	248
Pendergast	1.0%	68	60
Royalty payable	23.7%	$1,620	$998

In connection with these agreements and a senior advisor agreement, the Company also granted net profit interests in DAVINCI (as defined in the related agreements) (the "DAVINCI interest"). The Company has buy back rights to the DAVINCI interest which it exercised during the year ended December 31, 2019 for a total consideration of approximately $1.25 million which was all paid during 2019.

Note 11. Commitments and Contingencies
Commitments

The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

a.
The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of Narcan into perpetuity.

During the year ended December 31, 2019, the Company incurred approximately, $995,370 in aggregate fees related to Torreya. As of December 31, 2019 the Company has an accrued liability of $243,560 owed to Torreya.

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
As of September 30, 2019 the Company was required to issue an additional 11,788 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares as a milestone payment when net NARCAN® Sales exceed $200.0 million, which occurred during the nine months ended September 30, 2019. The shares were issued December 9, 2019, and the Company recorded non-cash research and development expense of $177,409, and a $16,503 gain on settlement of liability recorded to other expense.

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

d.
On May 7, 2019, the Company entered into a Sub-Sublease with PERL Mortgage, Inc. to sublease office space located at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401, and this is the Company's headquarters. The lease commenced on July 1, 2019 and expires August 31, 2021. Prior, the Company had a Sublease with Standish Management, LLC to sublease office space on a month-to-month basis, located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401, which was the Company's headquarters. The Company provided notice to terminate the lease with Standish Management, LLC effective July 31, 2019.

On July 11, 2019, the Company entered into an Office Service Agreement with Regus to lease office space at One Kingdom Street, London, England, W2 6BD. The lease commenced on August 1, 2019 and ends May 31, 2021 with monthly rent of 20,000 GBP. Prior, the Company had an Office Service Agreement to lease office space at 83 Baker Street, London, England, W1U 6AG. Effective May 31, 2018 either party was able to terminate the Office Service Agreement by providing three months advance written notice of termination. The Company provided notice to terminate the lease effective July 31, 2019.
During the years ended December 31, 2019 and 2018 Company incurred approximately $523 thousand and $321 thousand, respectively of rent expense.

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
Under the License Agreement, the Company will be required to pay Aegis $250,000 upon the successful filing of an NDA.
For the years ended December 31, 2019 and 2018, the Company recorded $0 and $350 thousand, respectively in expense associated with the License Agreement.

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

The Company and Emergent BioSolutions Inc., through its Adapt Pharma subsidiaries (collectively, “Plaintiffs”), filed complaints, in 2016 against Teva Pharmaceuticals Industries Ltd. (“Teva”) and in 2018 against Perrigo UK FINCO Limited Partnership (“Perrigo”), relating to Teva’s and Perrigo’s respective abbreviated new drug applications (each, an “ANDA”) seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray.

On February 12, 2020, Plaintiffs and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a non-exclusive license under the Company's patents licensed to Adapt to make, have made and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.

Closing arguments in the Teva trial were held on February 26, 2020. Plaintiffs also filed a complaint related to Teva’s ANDA seeking to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2mg/spray and that matter is still pending.

Note 12. Stockholder's Equity
Common Stock
During the year ended December 31, 2019
Common Stock

During the year ended December 31, 2019 the Company issued 299,167 shares of Common Stock as a result of employee stock option exercises presented in the tables below, and received net cash proceeds of approximately $2.7 million.

During the year ended December 31, 2019, the Company issued 19,122 shares of its Common Stock in relation to the cashless exercise of stock options that were granted outside of the Company's 2017 Long-Term Incentive Stock Plan (the "2017 Plan"). A total of 80,000 stock options were exercised with exercise prices between $10.00 and $15.00 per share.

During the year ended December 31, 2019, the Company issued 11,000 shares of its Common Stock as a result of the exercise of stock purchase warrants with an exercise price of $10.00 per share for total proceeds of $110,000.

During the year ended December 31, 2019 the Company issued 11,788 shares of its Common stock with an aggregate value of $160.9 thousand for services provided to the Company.
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

During the year ended December 31, 2018 under the Sales Agreement with Cantor, the Company sold 239,270 shares of Common Stock for gross proceeds of $4.31 million and received net proceeds of $4.18 million after deducting sales commissions.

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

Stock Options
On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Plan was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than ten years. As of December 31, 2019, the Company had 136,295 shares available for future issuance under the 2017 Plan.
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
Stock option activity for the Pre-2017 Non-Qualified Stock Options for the years ended December 31, 2019 and 2018, is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,980,500	$7.33	7.06	$46,606,210
Exercised	(95,000)	$8.24
Forfeited	—	$—
Outstanding at December 31, 2018	2,885,500	$7.30	6.04	$20,633,100
Exercised	(379,167)	$9.03
Forfeited	(5,833)	$10.00
Outstanding at December 31, 2019	2,500,500	$7.03	5.05	$18,426,235
Exercisable at December 31, 2019	2,454,390	$6.98	5.10	$18,212,329

A summary of the status of the Company's vested and non-vested Pre-2017 Non-Qualified Stock Options as of December 31, 2019 and 2018, are presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at December 31, 2018	150,552	$7.92
Non-vested at December 31, 2018	138,350	$7.84

Vested at December 31, 2019	86,407	$7.84
Non-vested at December 31, 2019	46,110	$7.71

During the years ended December 31, 2019 and 2018, the Company recognized approximately $0.2 million and $0.9 million of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. As of December 31, 2019, there was $1,235 of unrecognized compensation costs related to non-vested stock options.
The 2017 Plan

The assumptions used in the valuation of options granted under the 2017 Plan during the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Market value of stock on measurement date	$11.26 to $15.65	$14.31 to $24.84
Risk-free interest rate	1.67 % to 2.57%	2.47 % to 3.05%
Dividend yield	—%	—%
Volatility factor	104% to 139%	121% to 324%
Term (years)	5.5 to 6.25	5.5 to 10.0

Stock option activity for options granted under the 2017 Plan during the years ended December 31, 2019 and 2018 is presented in the table below:

	Number of Shares Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	174,000	$34.78	9.71	$14,430
Granted	196,550	$23.26
Expired	—
Forfeited	(27,000)	$24.84
Balance at December 31, 2018	343,550	$28.97	8.95	840
Granted	193,700	$13.82
Expired	—
Forfeited	(45,300)	$17.90
Balance at December 31, 2019	491,950	$24.08	8.43	$81,888

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of December 31, 2019 and 2018 are presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	288,047	$27.62
Vested at December 31, 2018	55,503	$34.66

Non-vested at December 31, 2019	299,590	$20.35
Vested at December 31, 2019	192,360	$27.67

During the year ended December 31, 2019 and 2018, the Company recognized approximately $3.0 million and $4.9 million of non-cash expense related to vested options granted during these periods. As of December 31, 2019, there was approximately $2.4 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Units

Restricted stock activity during the year ended December 31, 2019 is presented in the following table.

	Number of Shares	Grant Date Fair Value Per Share
Restricted stock units outstanding and non-vested	27,000	$14.51

During the year ended December 31, 2019, the Company recognized approximately $68.0 thousand of non-cash expense related to restricted stock.

Warrants
Warrant activity for the years ended December 31, 2019 and 2018 is presented in the table below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	357,010	$9.78	5.57	$4,708,020
Exercised	(3,400)	$10.00
Outstanding at December 31, 2018	353,610	$9.78	4.60	$1,651,165
Exercised	(11,000)	$10.00
Outstanding at December 31, 2019	342,610	$9.77	3.71	$1,585,084

Note 13. Sale of Royalties

On December 13, 2016, the Company entered into the SWK Purchase Agreement with SWK pursuant to which the Company sold, and SWK purchased, the Company’s right to receive, commencing on October 1, 2016, certain Royalties (as defined in the SWK Purchase Agreement) arising from the sale by Adapt, pursuant to the Adapt Agreement of NARCAN®.

As of December 31, 2017, all amounts due SWK under the SWK Purchase Agreement have been paid. SWK retains a 10% interest for all royalties and milestones that the Company received in the years ended December 31, 2019 and 2018, and will receive in future years.

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

As of December 31, 2018, the buyback provisions under the Potomac Amendment for the Potomac Agreement No. 1 and Potomac Agreement No. 2 have expired.

Pursuant to the Potomac Amendment, from the Potomac Effective Date until September 30, 2019, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 3) (the “Potomac Interest No. 3 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 3) from Potomac upon written notice to Potomac (the “Potomac Interest No. 3 Buyback Notice”), at the price of $500,000 per 0.98% of Interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event the Potomac Interest No. 3 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount within ten business days of providing the Potomac Interest No. 3 Buyback Notice; provided, further, that in the event the Potomac Interest No. 3 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 3 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount within ten business days of providing the Potomac Interest No. 3 Buyback Notice. As of December 31, 2019 the buyback rights have expired.

Pursuant to the Potomac Amendment, from the Potomac Effective Date until November 28, 2019, the five year anniversary of the date of the Investment (as defined in Potomac Agreement No. 4) (the “Potomac Interest No. 4 Buyback Expiration Date”), the Company shall have the right to buyback all or any portion of the Interest (as defined in Potomac Agreement No. 4) from Potomac upon written notice to Potomac (the “Potomac Interest No. 4 Buyback Notice”), at the price of $500,000 per 0.98% of Interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event the Potomac Interest No. 4 Buyback Notice is provided within 3.25 years of the date of the Investment, the Company shall pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount within ten business days of providing the Potomac Interest No. 4 Buyback Notice; provided, further, that in the event the Potomac Interest No. 4 Buyback Notice is provided after 3.25 years of the date of the Investment and on or prior to the Potomac Interest No. 4 Buyback Expiration Date, the Company shall pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount within ten business days of providing the Potomac Interest No. 4 Buyback Notice. As of December 31, 2019 the buyback rights have expired.

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

Note 15. Income Taxes
The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2019, the Company had federal net operating loss carry forwards, which are available to offset future taxable income, of 21,737,936. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant NOLs. All of the Company's income tax years remained open for examination by taxing authorities. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	December 31, 2019	December 31, 2018
Net loss before taxes at statutory rate	$2,852,268	$(6,015,352)
Permanent items	717,020	1,471,275
Temporary items	(2,169,777)	2,444,934
Income tax expense at statutory rate	1,399,511	(2,099,143)
Valuation allowance	(1,576,746)	2,150,426
Income tax expense per books	$(177,235)	$51,283

Net deferred tax assets consist of the following components as of:

	December 31, 2019	December 31, 2018
Net operating loss carryover at statutory rate	$3,960,658	$5,753,943
Stock-based compensation expense	3,056,099	4,939,759
Fixed asset depreciation	(24,681)	—
Intangibles amortization	(997)	(1,148)
Other	103,604	2,046,961
Total	$7,094,683	$12,739,515

Valuation allowance	$(7,094,683)	$(12,739,515)
Net deferred tax asset	$—	$—

The Company had no uncertain tax positions at December 31, 2019 and December 31, 2018.
On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the "Act") was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%. In connection with the Company’s initial analysis of the impact of the Tax Act, no discrete net tax benefit or expense in the period ended December 31, 2017 is recorded. This is primarily due to the change in valuation allowance offsets a net benefit or expense for the corporate rate reduction. Open federal tax years are July 31, 2015, July 31, 2016, July 31, 2017, December 31, 2017, and December 21, 2018. Open state tax years are July 31, 2014, July 31, 2015, July 31, 2016, July 31, 2017, December 31, 2017 and December 31, 2018.

Note 16.     Subsequent Events
On January 7, 2020, the Company granted options to employees to purchase 78,800 shares of the Company’s Common Stock at an exercise price of $13.60 per share, which represents the per share closing price of the Company’s Common Stock on the dates of grant. These options were issued under the 2017 Plan and have a ten year term. The options vest as follows: 1/48th of the option shares vest every month on the anniversary of the grant date.

On January 7, 2020, the Company also issued restricted common shares to certain employees for 26,600 shares of the Company’s Common Stock. The price of the Company's common stock on the date of issuance was $13.60 per share. The restricted stock options (RSU) were issued under the 2017 Plan. The RSU's vest 25% each year for the next four years on the anniversary of the grant date.

From January 1 through March 2, 2020, the Company issued a total of 52,157 shares of Common Stock in connection with stock option and stock warrant exercises. As a result of the stock option and warrant exercises, the Company received aggregate proceeds of $490,000.

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
Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.

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

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

101
The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the years ended December 31, 2019 and 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

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

Opiant Pharmaceuticals, Inc.

Date:	March 4, 2020	By:	/s/ Dr. Roger Crystal
Dr. Roger Crystal
Chief Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2020.

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