Form 10-Q
period 2020-03-31
OPIANT PHARMACEUTICALS, INC.
filed 2020-05-12
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
As of May 11, 2020, the registrant had 4,258,105 shares of common stock outstanding.
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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets
Cash and cash equivalents	$32,197,521	$30,980,473
Accounts receivable	4,205,306	7,218,367
Prepaid and other current assets	1,023,222	1,055,816
Total current assets	37,426,049	39,254,656

Other assets
Property and equipment - net	199,067	243,039
Right of use assets - operating leases	627,563	768,441
Patents and patent applications - net of accumulated amortization	14,030	14,373

Total assets	$38,266,709	$40,280,509

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,450,478	$1,316,773
Accrued salaries and wages	599,295	1,237,661
Royalty payable	934,004	1,620,182
Deferred revenue	842,419	918,272
Operating leases - current	499,901	516,931
Total current liabilities	4,326,097	5,609,819

Long-term liabilities
Operating leases - long term	131,020	254,664
Total long-term liabilities	131,020	254,664

Total liabilities	$4,457,117	$5,864,483

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,258,105 and 4,186,438 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,259	4,187
Additional paid-in capital	98,611,083	97,239,455
Accumulated other comprehensive loss	(293,491)	—
Accumulated deficit	(64,512,259)	(62,827,616)
Total stockholders' equity	33,809,592	34,416,026

Total liabilities and stockholders' equity	$38,266,709	$40,280,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Royalty and licensing revenue	$4,198,500	$3,746,250
Treatment investment revenue	—	80,495
Grant and contract revenue	84,086	1,608,699
Total revenue	4,282,586	5,435,444

Operating expenses:
General and administrative	2,573,311	3,382,070
Research and development	1,420,985	3,567,263
Sales and marketing	1,076,527	—
Royalty Expense	934,005	313,668
Total operating expenses	6,004,828	7,263,001

Loss from operations	(1,722,242)	(1,827,557)

Other income (expense):
Interest income, net	76,599	121,695
Loss on foreign exchange	—	(30,158)
Total other income (expense)	76,599	91,537

Loss before provision for income taxes	(1,645,643)	(1,736,020)

Income tax expense	(39,000)	—
Net loss	(1,684,643)	(1,736,020)

Other comprehensive loss:
Foreign currency translation adjustment	(293,491)	—
Comprehensive loss	$(1,978,134)	$(1,736,020)

Net loss per share of common stock:
Basic and Diluted	$(0.40)	$(0.44)
Weighted average shares outstanding used to compute net loss per share:
Basic and Diluted	4,224,555	3,909,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$—	$34,416,026
Exercise of stock options	12,157	12	89,988	—	—	90,000
Exercise of warrants	59,510	60	595,041	—	—	595,101
Stock based compensation	—	—	686,599	—	—	686,599
Net loss	—	—	—	(1,684,643)	—	(1,684,643)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(293,491)	(293,491)
Balance at March 31, 2020	4,258,105	$4,259	$98,611,083	$(64,512,259)	$(293,491)	$33,809,592

Balance at December 31, 2018	3,845,361	$3,846	$91,276,086	$(74,420,666)	$—	$16,859,266
Exercise of stock options	80,000	80	601,170			601,250
Stock based compensation	—	—	1,065,852	—	—	1,065,852
Net loss	—	—	—	(1,736,020)	—	(1,736,020)
Balance at March 31, 2019	3,925,361	$3,926	$92,943,108	$(76,156,686)	$—	$16,790,348

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net loss	$(1,684,643)	$(1,736,020)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	37,254	343
Non-cash lease expense	117,895	—
Stock based compensation from issuance of options	686,599	1,065,852
Change in assets and liabilities:
Accounts receivable	3,013,061	2,533,489
Prepaid and other current assets	24,489	(253,766)
Accounts payable and accrued liabilities	144,786	348,986
Accrued salaries and wages	(630,306)	(465,876)
Lease liabilities	(117,122)	—
Royalty payable	(686,178)	(684,487)
Deferred revenue	(75,853)	(455,055)
License fees	—	(1,800,000)
Net cash provided by (used in) operating activities	829,982	(1,446,534)

Cash flows from investing activities
Proceeds from sale of property and equipment	6,596	—
Net cash provided by in investing activities	6,596	—

Cash flows provided by financing activities
Proceeds from stock option and warrant exercises	685,101	601,250
Net cash provided by financing activities	685,101	601,250

Effect of foreign currency translation on cash	(304,631)	—

Net increase (decrease) in cash and cash equivalents	1,217,048	(845,284)
Cash and cash equivalents, beginning of period	30,980,473	24,613,638
Cash and cash equivalents, end of period	$32,197,521	$23,768,354

Non-Cash Transactions
Cashless exercise of options	$2	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Company
Opiant is a specialty pharmaceutical company developing medicines for addiction and drug overdose. The Company developed NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), a treatment to reverse opioid overdose. This product was conceived and developed by the Company, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. It was initially marketed by Adapt. In October 2018, Emergent BioSolutions, Inc. ("EBS") completed its acquisition of Adapt.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2020, results of its operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited, a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2020.
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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $32.2 million and $31.0 million at March 31, 2020 and December 31, 2019, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal

Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the three months ended March 31, 2020, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019 excludes 3.1 million and 3.6 million shares, underlying stock options and warrants, respectively, because the effects would be anti-dilutive due to the Company's net loss. Accordingly, basic and diluted loss per share is the same.

Foreign Currency Translation

The functional currency of our wholly-owned subsidiary, Opiant UK is the British Pounds, its local currency. Consequently, its assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of Opiant Pharmaceuticals UK Limited (“Opiant UK”), into U.S. dollars, the reporting currency, are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Note 3. Prepaid Expenses and Other Current Assets
As of March 31, 2020, the Company had approximately $1.0 million recorded as prepaid expenses and other current assets. The Company's prepaid amounts are primarily for insurance, advance research and development payments, prepaid rent, and other amounts paid that relate to future periods of service. Other current assets are primarily items such as security deposits and other receivables.
Note 4.     Accounts Receivable

As of March 31, 2020 and December 31, 2019, the Company had accounts receivable of $4.2 million and $7.2 million respectively, which relates to royalty revenue from the sales of NARCAN®.

Note 5. Leases
On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
The Company entered into two operating leases during 2019 with terms greater than 12 months. In accordance with the guidance of Topic 842, the two leases which are classed as operating leases are included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2020. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.

Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 9% and the weighted average remaining lease term is 1.3 years. The ROU asset and corresponding operating lease liability recognized at lease inception in 2019 was $0.9 million.
The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of March 31, 2020.

Balance Sheet descriptions	March 31, 2020
Assets:	(in thousands)
Right of use assets - operating leases	$628
Liabilities:
Operating leases - current	$500
Operating leases - long term	131
Total lease liabilities:	$631

The following table summarizes the components of operating lease cost for the three months ended March 31, 2020.

Lease costs, (in thousands)	Three months ended March 31, 2020
Operating expenses lease costs	$141

As of March 31, 2020, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows for the subsequent years ended December 31:

(in thousands)	March 31, 2020
2020 (nine months remaining)	392
2021	278
Total lease payments	670
Less imputed interest	(39)
Present value of operating lease liabilities	$631
Note 6. Revenue
The Company's primary source of revenue is from royalty and milestone payments received from NARCAN® net sales by Adapt. During the three months ended March 31, 2020 and March 31, 2019 the Company recorded revenue of $4.2 million and $3.7 million, respectively, related to its agreement with Adapt.

On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the three months ended March 31, 2020 the Company recognized revenue of $8,223 related to this contract.

Deferred revenue

On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, (NIDA). The grant provides the Company with additional resources for the ongoing development of OPNT003 (intranasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The Company has been awarded approximately $5.6 million through the period ending March 31, 2021, with the remaining $1.8 million balance expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $75.8 thousand and $1.6 million related to this grant.
As of March 31, 2020 the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
The following is a summary of the Company’s deferred revenue activity as of March 31, 2020:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2019	$918	$918
Additions to deferred revenue	—	—
Recognized as revenue	(76)	(76)
Balance as of March 31, 2020	$842	$842

Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from NARCAN® sales by Adapt into perpetuity. As of March 31, 2020 and December 31, 2019, the Company recorded a royalty payable of $0.9 million and $1.6 million, respectively.

Note 8. Stockholders' Equity

Common Stock

During the three months ended March 31, 2020, the Company issued 71,667 shares of Common Stock as a result of employee stock option exercises and warrant exercises, and received net cash proceeds of $0.7 million.

Stock Options

On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Long-Term Incentive Plan ("2017 Plan") was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) non-qualified stock options (“NSOs”), and restricted stock units ("RSUs") to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than ten years.

As provided in the 2017 Plan, on January 1, 2020 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2019, which represents an increase of 167,457 options. As of March 31, 2020, the Company has 223,181 shares available for future issuance under the 2017 Plan.

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2019, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,500,500 shares of the Company's Common Stock. During the three months ended March 31, 2020, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the three months ended March 31, 2020 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	2,500,500	$7.03	5.05	$18,426
Exercised	(20,000)	9.50
Forfeited	(15,000)	10.00
Outstanding at March 31, 2020	2,465,500	$6.99	4.85	$6,416

A summary of the status of the Company’s vested and non-vested Pre-2017 Non-Qualified Stock Options as of March 31, 2020 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at March 31, 2020	2,430,502	$6.95
Non-vested at March 31, 2020	34,998	$10.00

During the three months ended March 31, 2020 and 2019, the Company recognized approximately $1 thousand and $50 thousand respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of March 31, 2020, there is no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

During the three months ended March 31, 2020, the Company granted options to a number of employees and non-employees to purchase 100,100 shares of the Company’s Common Stock at exercise prices from $12.15 to $13.60 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. Options to existing employees vest as follows: 1/48th of the option shares vest every month through the fourth anniversary of the grant date. Options issued to new employees vest as follows: 1/4th of the option shares vest on the one year anniversary of the grant date, and then 1/48th of the option shares vest on such date every month thereafter through the fourth anniversary of the grant date. Options issued to non-employees vest 100% upon the one year anniversary from the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the fair value on the date of grant to be $1.1 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the three months ended March 31, 2020 are as follows:

For the Three Months Ended March 31, 2020
Market value of stock on measurement date	$12.15 to $13.60
Risk-free interest rate	1.14% to 1.68%
Dividend yield	—
Volatility factor	94.1% to 101.21%
Term	5.5 to 10 Years

Stock option activity for options granted under the 2017 Plan during the three months ended March 31, 2020 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Balance at December 31, 2019	491,950	$24.08	8.43	$82
Annual additional options authorized	—	—
Granted	100,100	$13.17
Exercised	—	—
Forfeited	(32,129)	$16.64
Balance at March 31, 2020	559,921	$22.61	8.40	$—

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of March 31, 2020 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested	341,132	$27.15
Non-vested at March 31, 2020	218,789	$17.92

During the three months ended March 31, 2020 and 2019, the Company recognized approximately $0.7 million and $1.0 million of non-cash expense related to options granted under the 2017 Plan. As of March 31, 2020, there was approximately $2.4 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Activity

The following summarizes the restricted stock activity under the Company's 2017 Plan during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Issue Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2019	27,000	$14.51
Restricted stock granted	26,100	$13.60
Restricted stock forfeited	(13,500)	$14.51
Restricted stock outstanding and unvested at March 31, 2020	39,600	$13.91

Twenty-five percent (25%) of the restricted stock units will vest on the one (1) year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the three months ended March 31, 2020, the Company recognized approximately $38,000 of non-cash expense related to restricted stock units. As of March 31, 2020, there was $0.4 million of total unrecognized compensation cost related to restricted stock units.

Warrants

During the three months ended March 31, 2020, the Company did not issue any warrants.

Warrant activity for the three months ended March 31, 2020 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	342,610	$9.77	3.71	$1,585
Exercised	(59,510)	$10.00
Forfeited	(4,300)	$10.00
Outstanding at March 31, 2020	278,800	$9.72	4.26	$61
Exercisable at March 31, 2020	278,800	$9.72	4.26	$61

Note 9. Commitments

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

During the three months ended March 31, 2020 and 2019, the Company recorded $129 thousand and $66 thousand, respectively of expense related to Torreya.
Exclusive License and Collaboration Agreement
On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the three months ended March 31, 2020 and 2019.
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

Under the License Agreement, the Company will be required to pay Aegis $250 thousand upon the successful NDA filing.
For the three months ended March 31, 2020, and 2019 the Company recorded zero and $225 thousand of expense associated with the License Agreement.
Contingencies
The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss will be incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. If any legal matter, were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s would reflect any potential claim in the consolidated financial statements for that reporting period.
The Company and Emergent BioSolutions Inc., through its Adapt Pharma subsidiaries (collectively, “Plaintiffs”), filed complaints, in 2016 against Teva Pharmaceuticals Industries Ltd. (“Teva”), and in 2018 against Perrigo UK FINCO Limited Partnership (“Perrigo”), relating to Teva’s and Perrigo’s respective abbreviated new drug applications (each, an “ANDA”) seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray.
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

Note 10. Subsequent Events

On May 8, 2020, the Company received a letter from the FDA lifting the clinical hold, imposed by the FDA in January of 2020, on the pharmacokinetic study for the Company's lead product candidate, OPNT003, Nasal Nalmefene.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto in this Report, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-K. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
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
Plan of Operation
During the fiscal year ending December 31, 2020, we plan to continue to focus on developing medicines in our product pipeline for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). Our lead development product is OPNT003 - Intranasal Nalmefene for OOR, which is further described below.
OPNT003 - Nasal Nalmefene for OOR

Development Program for OPNT003
                We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit a NDA for the drug and intranasal delivery device combination in early 2021. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support the OPNT003 NDA application
                On January 27, 2020, the Company received a letter from the FDA formalizing the "clinical hold" for the OPNT003 pharmacokinetic study which was discussed during a telephone conversation with the FDA on January 16, 2020. The FDA has requested additional information be provided to evaluate the sensitization and irritation endpoints of the final finished device.

On May 8, 2020, the Company received a letter from the FDA lifting the clinical hold, imposed by the FDA in January of 2020, on the pharmacokinetic study for the Company's lead product candidate, OPNT003, Nasal Nalmefene.
See (Note 10, Subsequent Events).
Market and Commercial potential for OPNT003

                There is a large and growing addressable market for opioid overdose reversal agents driven by sales into community based and first responder institutions, as well as directly to patients via pharmacies. The current institutional market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement, local law enforcement, and other community groups. The co-prescribing of opioid overdose reversal agents alongside prescription opioids has also driven growth. It is estimated that only five percent of patients at higher risk of an opioid overdose have a naloxone prescription. Currently there are only nine states that have some form of mandatory co-prescription legislation in place, however several states are considering co-prescribing legislation in the near future.
We believe that U.S. sales of opioid reversal agents could exceed $1.0 billion by 2022, with approximately fifty percent from institutional sales and fifty percent from retail sales, which includes primarily pharmacy sales and co-prescribing.
                We have full commercial rights to OPNT003, and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003.We have been awarded approximately $5.6 million funded through the period ended March 31, 2021, with the balance of $1.8 million expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. In 2017, NIH leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.
                As we continue to advance OPNT003 towards market approval, we anticipate that our sales and marketing expenses will increase in several areas to support the development of a commercial platform that would allow us to commercialize OPNT003, as well as future pipeline products. The development of this commercial infrastructure includes increasing commercial personnel, pre-launch sales and marketing planning activities, supply chain and distribution. As we build this infrastructure, we are continuing to evaluate the ideal go-to-market strategy that will allow us to maximize the full commercial potential of OPNT003 and shareholder value.
Impact of COVID-19 on our Business
The spread of the SARS-CoV-2 virus since the fourth quarter of 2019 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic.
                Due to stay at home orders both in the United States and United Kingdom, we have instituted a work-from-home plan for our employees. We have ensured that all employees have essential resources to work from home.
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of March 31, 2020, we have cash and cash equivalents of $32.2 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
                We have not experienced a significant operational impact on OPNT003 or OPNT004 programs as a result of the COVID-19 pandemic, although we cannot rule out future delays. For example, we recently executed the cooperative research and development agreement (“CRADA”) with the National Institute of Health’s National Center for Advancing Translational Sciences (“NCATS”) and will collaborate to formulate OPNT004 for human studies.
                However, we recently decided to pause the start of recruitment for our OPNT002 planned Phase 2 study. Our decision follows the COVID-19 related state of emergency declarations in the United Kingdom and across Europe where our study was to take place. We have adequate cash allocated to fund the cost of our Phase 2 study in OPNT002 and will continue to monitor the situation closely.

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Revenues:
Royalty and licensing revenue	$4,199	$3,746	$453
Treatment investment revenue	—	80	(80)
Grant and contract revenue	84	1,609	(1,525)
Total revenue	4,283	5,435	(1,152)
Operating expenses:
General and administrative	2,573	3,382	(809)
Research and development	1,421	3,567	(2,146)
Sales and marketing	1,077	—	1,077
Royalty Expense	934	314	620
Total operating expenses	6,005	7,263	(1,878)

Loss from operations	(1,722)	(1,828)	106
Other income (expense):
Interest income, net	76	122	(46)
Loss on foreign exchange	—	(30)	(30)
Total other income (expense)	76	92	(76)
Loss before provision for income taxes	(1,646)	(1,736)	(90)
Income tax expense	(39)	—	39
Net loss	$(1,685)	$(1,736)	$(51)

Comparison of Three Months ended March 31, 2020 to the Three Months ended March 31, 2019
Revenues
We recognized $4.3 million and $5.4 million of revenue during the three months ended March 31, 2020 and 2019, respectively.  For the three months ended March 31, 2020, we recognized approximately $4.2 million of revenue from the license agreement between us and Adapt, $0.1 million from grant and contract revenue. For the three months ended March 31, 2019, we recognized $3.7 million of revenue from the license agreement between us and Adapt, $1.6 million from grant and contract revenue, and $80 thousand from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $2.6 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.8 million was due to a $0.6 million decrease in legal, accounting, investor relations and professional fees, and a $0.2 million decrease in stock based compensation expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Research and Development Expenses
Our research and development expenses were $1.4 million and $3.6 million during the three months ended March 31, 2020 and 2019, respectively. The decrease of $2.1 million resulted from a decrease in third party clinical trial and development expense of $2.1 million, and a decrease of $0.2 million in stock based compensation expense, partially offset by an increase in personnel and related expenses of $0.2 million.
Sales and Marketing Expenses

During the three months ended March 31, 2020, we recorded sales and marketing expenses of $1.1 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. We did not have sales and marketing expenses during the three months ended March 31, 2019.

Royalty Expenses
Royalty expenses were $0.9 million for the three months ended March 31, 2020 compared to $0.3 million for the three months ended March 31, 2019. The increase resulted from reduced operating expenses allocable to our Net Profit Partners in determining their net income for the three months ended March 31, 2020 compared to the same period prior year, along with slightly higher royalty revenue recognized

Other Income (expense)
During the three months ended March 31, 2020, other income was $76 thousand compared to $92 thousand for the three months ended March 31, 2019 which was attributable to a reduction in the amount of interest income earned on invested cash balances.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$830	$(1,447)
Net cash provided by in investing activities	7	—
Net cash provided by financing activities	$685	$601

As of March 31, 2020 we have cash and cash equivalents of $32.2 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.
Net cash provided by (used in) operating activities
During the three months ended March 31, 2020, net cash provided by operating activities was $0.8 million, which was primarily due to the net change in operating assets and liabilities of $1.7 million, stock based compensation expense of $0.7 million, and non-cash lease expense of $0.1 million, mostly offset by the net loss of $1.7 million.
During the three months ended March 31, 2019, net cash used in operating activities was $1.5 million, which was primarily due to the net loss of $1.7 million and a $0.8 million change in other assets and liabilities, partially offset by approximately $1.0 million associated with stock based compensation expense.
Net cash provided by investing activities
During the three months ended March 31, 2020, net cash provided by investing activities was $7 thousand for proceeds received from the sale of office furniture.
Net cash provided by financing activities
During the three months March 31, 2020, net cash provided by financing activities was approximately $0.7 million primarily attributable to proceeds received from stock option and warrant exercises.

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

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update (‘ASU”), 2014-09,Revenue from Contracts with Customers (Topic 606).This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606,Revenue from Contracts with Customers and determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN® sales reported by Adapt. There are no performance obligations by us and we are paid accordingly by the royalty report provided by Adapt on a quarterly basis. There is no disaggregation of revenue given that the licensing revenue is based on one agreement, and the nature and timing of revenue is predicated on the sales of NARCAN® reported to us by Adapt each quarter. In regards to treatment revenue, we received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of our stock. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. (See Note 6 to the Condensed Consolidated Financial Statements - Revenue).

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
Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three months ended March 31, 2020 and 2019.
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

On May 30, 2013, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014 (“Potomac Agreement No. 2”)) for additional funding from Potomac in the amount of $150 thousand for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product, in exchange for an additional 1.5% interest in the OORTP Net Profit in perpetuity.

On September 9, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 15, 2014, “Potomac Agreement No. 3”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORT Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until September 30, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 3 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 3 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and no later than September 30, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 3 Buyback Amount. The buyback right expired as of December 31, 2019.

On October 31, 2014, we entered into a new agreement with Potomac (as clarified by that certain letter agreement dated October 31, 2014 (“Potomac Agreement No. 4”) for additional funding from Potomac in the amount of $500 thousand for use by us for any purpose, in exchange for an additional 0.98% interest in the OORTP Net Profit in perpetuity. On April 12, 2017, we entered into an amendment with Potomac whereby Potomac granted us the right, during the period from April 12, 2017 until November 28, 2019, to buyback all or any portion of the interest at the price of $500 thousand for the full 0.98% interest (the “Potomac Interest No. 4 Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Potomac 1.8 times the Potomac Interest No. 4 Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the investment and on or prior to November 28, 2019, we will pay Potomac 3.15 times the Potomac Interest No. 4 Buyback Amount. The buyback right expired as of December 31, 2019.

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
Binge Eating Disorder (BED)
From December 17, 2013 to July 20, 2015, we entered into three agreements with Potomac for total funding in the amount of $1.0 million for use by us for any purpose. In exchange for this funding, we agreed to provide Potomac with a 2% interest in the BED Treatment Product and pay Potomac 2% of the BED Net Profit in perpetuity. During June 2019, we determined not to continue development efforts on the BED Treatment Product.
Other Activities
On March 13, 2017, we entered into a third amendment (the “Third Miles Amendment”) to the Senior Advisor Agreement with Brad Miles, dated January 22, 2013 (the “Initial Miles Agreement”), as previously amended on February 24, 2015 (the “First Miles Amendment”) and March 19, 2015 (the “Second Miles Amendment” and, together with the Initial Miles Agreement, the First Miles Amendment and the Third Miles Amendment, the “Miles Agreement”). As provided by the Third Miles Amendment, and in consideration for Mr. Miles’ continued service to us as an advisor through December 31, 2017, we: (i) paid Mr. Miles $107.8 thousand in cash and issued Mr. Miles 1,875 shares of Common Stock; (ii) granted to Mr. Miles the right to receive, subject to adjustment under the Third Miles Amendment, 1.25% of the Net Profit (as defined by the Third Miles Amendment) generated from the Product (as defined by the Third Miles Amendment) from the Effective Date (as defined by the Third Miles Amendment) (which amounts shall be paid quarterly per the terms of the Third Amendment), and, in the event of a Divestiture (as defined by the Third Miles Amendment), 1.25% of the net proceeds of such sale, subject to adjustments and, in the event of sale of the Company, the Fair Market Value (as defined by the Third Miles Amendment) of the Product; (iii) piad Mr. Miles $17 thousand per calendar quarter during 2017; and (iv) granted to Mr. Miles a warrant to purchase 45,000 shares of our Common Stock (the “Miles Warrant”). The Miles Warrant, which is fully vested on the date of grant, has an exercise price of $10.00, an expiration date of three years from the date of grant and may be exercised solely by payment of cash. Additionally, pursuant to the Third Amendment, from the Effective Date until the fourth anniversary of the Effective Date, Miles granted us the right to buyback the 1.25% interest or any portion thereof at a price of $187.5 thousand for the full 1.25% interest (the “Miles Buyback Amount”); provided, however, that, in the event we exercise this right within 2.5 years after the Effective Date, we will pay Mr. Miles two times the Miles Buyback Amount; provided, further, that, in the event we exercise such right after 2.5 years after the Effective Date and prior to the four year anniversary of the Effective Date, we will pay Mr. Miles 3.5 times the Miles Buyback Amount. During September, 2019, we notified Mr. Miles of our intent to exercise our right to buy back the entire 1.25% interest in the Product at the Buyback amount of $375 thousand. The payment was made in September, 2019.

On June 1, 2017 (the “Welmers Effective Date”), we entered into an amendment to the Welmers Agreement with Welmers to provide for our right to buyback the 1.5% OORTP Net Profit interest from Welmers. As provided under the Welmers Amendment, from June 1, 2017 until May 27, 2019, Welmers granted us the right to buyback all or any portion of the interest at the price of $300 thousand for the full 1.5% interest (the “Welmers Interest Buyback Amount”); provided, that in the event we exercise this right within 3.25 years of the date of the investment, we will pay Welmers 1.8 times the Welmers Interest Buyback Amount; provided, further, that in the event we exercise this right after 3.25 years of the date of the Investment and on or prior to May 27, 2019, we will pay Welmers 3.15 times the Welmers Interest Buyback Amount. In consideration for Welmers entering into the Welmers Amendment, we paid Welmers $30 thousand. Furthermore, we granted Welmers the right to receive 0.375% of the Net Profit (as defined in the Welmers Agreement) generated from DAVINCI (as defined in the Welmers Amendment) (the “DAVINCI Interest”). In the event that we are sold, Welmers will receive 0.375% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Welmers Effective Date until June 1, 2021, Welmers granted us the right to buyback all or any portion of the DAVINCI Interest at the price of $56.25 thousand for the full 0.375% DAVINCI Interest (the “Welmers DAVINCI Interest Buyback Amount”); provided, that in the event we exercise this right within 2.5 years of the Welmers Effective Date, we will pay Welmers two times the Welmers DAVINCI Interest Buyback Amount; provided, further, that, in the event we exercise this right after 2.5 years of the Welmers Effective Date and on or prior to June 1, 2021, we will pay Welmers 3.5 times the Welmers DAVINCI Interest Buyback Amount. During September, 2019, we notified Welmers of our intent to exercise our right to buy back the entire 0.375% DAVINCI Interest at the Buyback amount of $112.5 thousand. The payment was made in October, 2019.
Royalty Payable
We entered into various agreements and subsequently received funding from certain investors for use by us for any purpose. In exchange for this funding, we agreed to provide certain investors with interest in the OORTP Net Profit generated from net NARCAN® sales by Adapt.
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
As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019, EBS made certain payments in October of 2018 to the Third Party Licensee (as defined in Amendment No. 2) and will be allowed to reduce the royalties and milestones that we would be due under the License Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90%of the royalties payable under the License Agreement, with SWK entitled to10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million), of which we recorded $6.3 million as a current liability at March 31, 2019.
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

As of December 31, 2019, the maximum amount payable by us of $8.1 million was paid, and accordingly there are no further License Fee payments.

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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health epidemics, pandemics or outbreaks, including the recent novel coronavirus pandemic (COVID-19), could adversely affect our business.

In December 2019, the novel coronavirus (“COVID-19”) was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States The COVID-19 outbreak is significantly affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

COVID-19 or other public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, may adversely impact our business as well as our ability to raise capital. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our business partners, clinical trial sites, distributors and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, if our primary development program for
OPNT003, nasal nalmefene, for the treatment of Opioid Overdose, or OPNT004, for treatment of Acute Cannabinoid
Overdoes, were to be delayed, it may have a material adverse effect on our business, results of operations, and financial condition.

The pandemic’s impact on the medical community and the global economy could have an adverse impact on our distributor’s sales upon which we derive royalties and milestones, which could lead to a decrease in our revenues, net income and assets.

Several measures are currently being implemented by the United States and other governments to address the current
COVID-19 pandemic and its economic impacts. At this time, it is impossible to predict the success of these measures and whether or not they will have unforeseen negative consequences for our business. In addition, our results of operations, financial position and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flow. For example, the State of California issued Executive Order N-33-20 on March 4, 2020 (the “Executive Order”), which proclaimed a State of
Emergency to exist in California as a result of the threat of COVID-19. The Executive Order mandated that all our employees work from home and not come into our corporate offices in Santa Monica, California. We currently do not know when and how such regulations may be eased.

The foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.

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

OPIANT PHARMACEUTICALS, INC.

May 12, 2020	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

May 12, 2020	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)