Form 10-Q
period 2020-06-30
OPIANT PHARMACEUTICALS, INC.
filed 2020-08-06
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-38193

OPIANT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware				46-4744124
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

233 Wilshire Blvd.	Suite 280,	Santa Monica,	CA	90401
(Address of principal executive offices)				(Zip Code)

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

As of August 5, 2020, the registrant had 4,258,105 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets
Cash and cash equivalents	$30,502,390	$30,980,473
Accounts receivable	6,286,285	7,218,367
Prepaid and other current assets	1,892,856	1,055,816
Total current assets	38,681,531	39,254,656

Other assets
Property and equipment - net of accumulated depreciation	233,448	243,039
Right of use assets - operating leases	508,120	768,441
Patents and patent applications - net of accumulated amortization	13,687	14,373
Total assets	$39,436,786	$40,280,509

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,419,770	$1,316,773
Accrued salaries and wages	987,772	1,237,661
Royalty payable	1,403,832	1,620,182
Deferred revenue	817,472	918,272
Operating leases - current	476,904	516,931
Total current liabilities	5,105,750	5,609,819

Long-term liabilities
Operating leases - long term	34,778	254,664
Total long-term liabilities	34,778	254,664

Total liabilities	$5,140,528	$5,864,483

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,258,105 and 4,186,438 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4,259	4,187
Additional paid-in capital	99,331,183	97,239,455
Accumulated other comprehensive loss	(310,720)	—
Accumulated deficit	(64,728,464)	(62,827,616)
Total stockholders' equity	34,296,258	34,416,026

Total liabilities and stockholders' equity	$39,436,786	$40,280,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Royalty and licensing revenue	$6,257,688	$6,128,601	$10,456,188	$9,874,851
Treatment investment revenue	—	563,461	—	643,956
Grant and contract revenue	54,843	81,803	138,929	1,690,602
Total revenue	6,312,531	6,773,865	10,595,117	12,209,409

Operating expenses
General and administrative	2,836,162	2,796,539	5,409,473	6,178,609
Research and development	558,311	1,633,386	1,979,296	5,200,649
Sales and marketing	1,746,917	—	2,823,444	—
Royalty expense	1,402,749	934,407	2,336,754	1,248,075
Total operating expenses	6,544,139	5,364,332	12,548,967	12,627,333

Income (loss) from operations	(231,608)	1,409,533	(1,953,850)	(417,924)

Other income (expense)
Interest income	11,494	122,674	88,093	244,269
Gain (loss) on foreign exchange	3,909	(10,839)	3,909	(40,997)
Total other income	15,403	111,835	92,002	203,272

Income (loss) before income taxes	(216,205)	1,521,368	(1,861,848)	(214,652)

Income tax (expense) benefit	—	56,805	(39,000)	56,805

Net income (loss)	$(216,205)	$1,578,173	$(1,900,848)	$(157,847)

Other comprehensive loss:
Foreign currency translation adjustment	(17,229)	—	(310,720)	—
Total other comprehensive loss	(17,229)	—	(310,720)	—
Comprehensive income (loss)	$(233,434)	$1,578,173	$(2,211,568)	$(157,847)

Net income (loss) per share of common stock:
Basic	$(0.05)	$0.39	$(0.45)	$(0.04)
Diluted	$(0.05)	$0.31	$(0.45)	$(0.04)
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	4,258,105	3,995,669	4,241,423	3,952,773
Diluted	4,258,105	5,128,575	4,241,423	3,952,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$—	$34,416,026
Exercise of stock options	12,157	12	89,988	—	—	90,000
Exercise of warrants	59,510	60	595,041	—	—	595,101
Stock based compensation	—	—	686,599	—	—	686,599
Net loss	—	—	—	(1,684,643)	—	(1,684,643)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(293,491)	(293,491)
Balance at March 31, 2020	4,258,105	4,259	98,611,083	(64,512,259)	(293,491)	33,809,592
Stock based compensation	—	—	720,100	—	—	720,100
Net loss	—	—	—	(216,205)	—	(216,205)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2020	4,258,105	$4,259	$99,331,183	$(64,728,464)	$(310,720)	$34,296,258

Balance at December 31, 2018	3,845,361	$3,846	$91,276,086	$(74,420,666)	$—	$16,859,266
Exercise of stock options	80,000	80	601,170	—	—	601,250
Stock based compensation	—	—	1,065,852	—	—	1,065,852
Net loss	—	—	—	(1,736,020)	—	(1,736,020)
Balance at March 31, 2019	3,925,361	3,926	92,943,108	(76,156,686)	—	16,790,348
Exercise of stock options	100,139	100	833,790	—	—	833,890
Stock based compensation	—	—	860,654	—	—	860,654
Net income	—	—	—	1,578,173	—	1,578,173
Balance at June 30, 2019	4,025,500	$4,026	$94,637,552	$(74,578,513)	$—	$20,063,065

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net loss	$(1,900,848)	$(157,847)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	60,413	4,593
Non-cash lease expense	265,098	—
Stock based compensation	1,406,699	1,926,506
Change in assets and liabilities:
Accounts receivable	932,080	144,123
Prepaid and other current assets	(874,943)	(225,000)
Accounts payable and accrued expenses	113,643	(59,089)
Accrued salaries and wages	(237,513)	(204,669)
Lease liabilities	(264,121)	—
Royalty payable	(216,350)	(63,444)
Deferred revenue	(100,800)	162,265
License fees	—	(3,600,000)
Net cash used in operating activities	(816,642)	(2,072,562)

Cash flows from investing activities
Purchase of property and equipment	(50,887)	(59,041)
Net cash used in investing activities	(50,887)	(59,041)

Cash flows provided by financing activities
Proceeds from stock option and warrant exercises	685,101	1,435,140
Net cash provided by financing activities	685,101	1,435,140

Effect of foreign currency translation on cash	(295,655)	—

Net decrease in cash and cash equivalents	(478,083)	(696,463)
Cash and cash equivalents, beginning of period	30,980,473	24,613,638
Cash and cash equivalents, end of period	$30,502,390	$23,917,175

Non-Cash Transactions
Cashless exercise of options	$2	$—
Supplemental Disclosures
Income taxes paid	$39,000	$—

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2020 and December 31, 2019, results of operations for the three and six months ended June 30, 2020 and 2019, and statement of cash flows for the six months ended June 30, 2020 and 2019. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $30.5 million and $31.0 million at June 30, 2020 and December

31, 2019, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the six months ended June 30, 2020, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2020	2019	2020	2019
Net income (loss) (in thousands)	$(216)	$1,578	$(1,901)	$(158)

Denominator:

Denominator for basic income (loss)
per share - weighted-average shares	4,258,105	3,995,669	4,241,423	3,952,773
Effect of dilutive securities:
Equity incentive plans	—	1,132,906	—	—
Denominator for diluted income (loss) per share	4,258,105	5,128,575	4,241,423	3,952,773

Income (loss) per share - Basic	$(0.05)	$0.39	$(0.45)	$(0.04)
Income (loss) per share - Diluted	$(0.05)	$0.31	$(0.45)	$(0.04)

The Company excluded the following securities from the calculation of diluted net income (loss) per share as the effect would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	3,115,650	477,150	3,115,650	3,157,650
Warrants to purchase common stock	278,800	—	278,800	353,610
Unvested restricted stock	39,600	—	63,100	—
Total	3,434,050	477,150	3,457,550	3,511,260

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
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, ("FASB"), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 3. Prepaid Expenses and Other Current Assets
As of June 30, 2020, the Company had prepaid expenses and other current assets of approximately $1.9 million. The Company's prepaid expenses are primarily for insurance, advance research and development payments, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
Note 4.     Accounts Receivable

As of June 30, 2020 and December 31, 2019, the Company had accounts receivable of $6.3 million and $7.2 million respectively, which relates to royalty revenue from the sales of NARCAN®.
Note 5. Leases
On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
The Company entered into two operating leases during 2019 with terms greater than 12 months. In accordance with the guidance of Topic 842, the two leases which are classified as operating leases are included in the Company's Condensed Consolidated Balance Sheets. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. The ROU is recognized as lease expense on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 9% and the weighted average remaining lease term is 1.04 years. The ROU asset and corresponding operating lease liability recognized at lease inception in 2019 was $0.95 million.
The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of June 30, 2020.

Balance Sheet descriptions	June 30, 2020
Assets:	(in thousands)
Right of use assets - operating leases	$508
Liabilities:
Operating leases - current	$477
Operating leases - long term	35
Total lease liabilities:	$512

The following table summarizes the components of operating lease cost for the three and six months ended June 30, 2020.

Lease costs, (in thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating expenses lease costs	$131	$265

As of June 30, 2020, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows for the subsequent years ended December 31:

(in thousands)	June 30, 2020
2020 (six months remaining)	260
2021	278
Total lease payments	538
Less imputed interest	(26)
Present value of operating lease liabilities	$512

Note 6. Revenue
The Company's primary source of revenue is from royalty and milestone payments received from NARCAN® net sales by Adapt. During the three and six months ended June 30, 2020 the Company recorded revenue of $6.3 million and $10.4 million, respectively, related to its agreement with Adapt.

On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the six months ended June 30, 2020 the Company recognized revenue of $38 thousand related to this contract.

Deferred revenue
On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, (NIDA). The grant provides the Company with additional resources for the ongoing development of OPNT003. The Company has been awarded approximately $5.6 million through the period ending March 31, 2021, with the remaining $1.8 million balance expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the six months ended June 30, 2020, the Company recognized revenue of $101 thousand related to this grant.
As of June 30, 2020 the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
The following is a summary of the Company’s deferred revenue activity as of June 30, 2020:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2019	$918	$918
Additions to deferred revenue	—	—
Recognized as revenue	(101)	(101)
Balance as of June 30, 2020	$817	$817

Note 7. Royalty Payable

The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from NARCAN® sales by Adapt into perpetuity. As of June 30, 2020 and December 31, 2019, the Company recorded a royalty payable of $1.4 million and $1.6 million, respectively.

Note 8. Stockholders' Equity

Common Stock

During the six months ended June 30, 2020, the Company issued 71,667 shares of Common Stock as a result of stock option and warrant exercises, and received net cash proceeds of approximately $0.7 million.

Stock Options

On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Long-Term Incentive Plan ("2017 Plan") was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than 10 years. The 2017 Plan also allows the Company to issue restricted stock.

As provided in the 2017 Plan, on January 1, 2020 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2019, which represents an increase of 167,457 shares. As of June 30, 2020, the Company had 107,452 shares available for future issuance under the 2017 Plan.

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

Pre-2017 Non-Qualified Stock Options

As of December 31, 2019, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,500,500 shares of the Company's Common Stock. During the six months ended June 30, 2020, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

Stock option activity for the Pre-2017 Non-Qualified Stock Options for the six months ended June 30, 2020 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,500,500	$7.03	5.05	$18,426
Exercised	(20,000)	9.50
Forfeited	(15,000)	10.00
Outstanding at June 30, 2020	2,465,500	$6.99	4.60	$5,110

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of June 30, 2020 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at June 30, 2020	2,430,502	$6.95
Non-vested at June 30, 2020	34,998	$10.00

During the six months ended June 30, 2020 and 2019, the Company recognized approximately $1 thousand and $115 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of June 30, 2020, there was no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

During the six months ended June 30, 2020, the Company granted options to a number of employees and non-employees to purchase 191,500 shares of the Company’s Common Stock at exercise prices from $8.79 to $13.60 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. Option grants to existing employees vest as follows: 1/48th of the option shares vest each month through the fourth anniversary of the grant date. Option grants to new employees vest as follows: 25% of the option shares vest on the one year anniversary of the grant date, and then 1/48th of the option shares vest on such date each month thereafter through the fourth anniversary of the grant date. Options issued to non-employees vest 100% upon the one year anniversary from the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value of the option grants to be $1.8 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the six months ended June 30, 2020 were as follows:

For the Six Months Ended June 30, 2020
Market value of stock on measurement date	$8.79 to $13.60
Risk-free interest rate	0.33% to 1.68%
Dividend yield	—
Volatility factor	91.07% to 101.21%
Term	5.50 to 6.25 Years

Stock option activity for options granted under the 2017 Plan during the six months ended June 30, 2020 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	491,950	$24.08	8.43	$82
Granted	191,500	$12.12
Exercised	—	—
Forfeited	(33,300)	$15.75
Balance at June 30, 2020	650,150	$20.98	8.40	$3

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of June 30, 2020 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested at June 30, 2020	390,129	25.98
Non-vested at June 30, 2020	260,021	$15.51

During the six months ended June 30, 2020 and 2019, the Company recognized approximately $1.3 million and $1.9 million of non-cash expense related to options granted under the 2017 Plan. As of June 30, 2020, there was approximately $2.5 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Activity

The following summarizes the restricted stock activity under the Company's 2017 Plan during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2019	27,000	$14.51
Restricted stock granted	49,600	$12.00
Restricted stock forfeited	(13,500)	$14.51
Restricted stock outstanding and unvested at June 30, 2020	63,100	$12.54

Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the six months ended June 30, 2020, the Company recognized approximately $123 thousand of non-cash expense related to restricted stock units. As of June 30, 2020, there was $0.6 million of total unrecognized compensation cost related to restricted stock units.

Warrants

During the six months ended June 30, 2020, the Company did not issue any warrants.

Warrant activity for the six months ended June 30, 2020 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	342,610	$9.77	3.71	$1,585
Exercised	(59,510)	$10.00
Forfeited	(4,300)	$10.00
Outstanding at June 30, 2020	278,800	$9.72	4.01	$40
Exercisable at June 30, 2020	278,800	$9.72	4.01	$40

Note 9. Commitments and Contingencies

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

During the six months ended June 30, 2020 and 2019, the Company recorded $353 thousand and $212 thousand, respectively of expense related to Torreya, and has recorded a liability of $211 thousand related to Torreya as of June 30, 2020.
Exclusive License and Collaboration Agreement

On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the six months ended June 30, 2020 and 2019.
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

For the six months ended June 30, 2020, and 2019 the Company recorded zero and $225 thousand, respectively of expense associated with the License Agreement.

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

Closing arguments in the Teva trial were held on February 26, 2020. Plaintiffs also filed a complaint related to Teva’s ANDA seeking to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2mg/spray.

On June 5, 2020, the U.S. District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. The Company's commercial partner Emergent BioSolutions, intends to appeal the decision to the Court of Appeals for the Federal Circuit.

Note 10. Subsequent Events

    On July 22, 2020, the Company signed an agreement with Summit BioSciences, Inc. for services to be performed for product and method development, validation, GMP manufacturing and stability of an opioid antagonist nasal spray product. Total costs for this program are estimated to be up to approximately $6.5 million.

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
OPNT003 - Nasal Nalmefene for OOR

Development Program for OPNT003
              In 2017, NIH leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year. We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit an NDA for the drug and intranasal delivery device combination in 2021. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support the OPNT003 NDA application
                On January 27, 2020, the Company received a letter from the FDA formalizing the "clinical hold" for the OPNT003 pharmacokinetic study which was discussed during a telephone conversation with the FDA on January 16, 2020. The FDA has requested additional information be provided to evaluate the sensitization and irritation endpoints of the final finished device.

On May 8, 2020, the Company received a letter from the FDA lifting the clinical hold, imposed by the FDA in January of 2020, on the pharmacokinetic study for OPNT003.

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
                We have full commercial rights to OPNT003, and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003.We have been awarded approximately $5.6 million funded through the period ending March 31, 2021, with the balance of $1.8 million expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions.
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
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of June 30, 2020, we have cash and cash equivalents of $30.5 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
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
                However, we decided in April 2020 to pause the start of recruitment for our OPNT002 planned Phase 2 study. Our decision follows the COVID-19 related state of emergency declarations in the United Kingdom and across Europe where our study was to take place. We have adequate cash allocated to fund the cost of our Phase 2 study in OPNT002 and will continue to monitor the situation closely.

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Revenues
Royalty and licensing revenue	$6,258	$6,129	$129	$10,456	$9,875	$581
Treatment investment revenue	—	563	(563)	—	644	(644)
Grant and contract revenue	55	82	(27)	139	1,691	(1,552)
Total revenue	6,313	6,774	(461)	10,595	12,210	(1,615)
Operating expenses
General and administrative	2,836	2,797	39	5,410	6,179	(769)
Research and development	558	1,633	(1,075)	1,979	5,201	(3,222)
Sales and marketing	1,747	—	1,747	2,823	—	2,823
Royalty expense	1,403	934	469	2,337	1,248	1,089
Total operating expenses	6,544	5,364	1,180	12,549	12,628	(79)

Income (loss) from operations	(232)	1,410	(1,642)	(1,954)	(418)	1,536
Other income (expense)
Interest income	11	122	(111)	88	244	(156)
Gain (loss) on foreign exchange	4	(11)	15	4	(41)	45
Total other income	15	111	(96)	92	203	(111)
Income (loss) before income taxes	(216)	1,521	1,737	(1,862)	(215)	(1,647)
Income tax (expense) benefit	—	57	57	(39)	57	96
Net income (loss)	$(216)	$1,578	$1,794	$(1,901)	$(158)	$(1,743)

Comparison of Three Months ended June 30, 2020 to the Three Months ended June 30, 2019
Revenues
We recognized $6.3 million and $6.8 million of revenue during the three months ended June 30, 2020 and 2019, respectively.  For the three months ended June 30, 2020 we recognized approximately $6.3 million of revenue from the license agreement between us and Adapt, and $55 thousand from grant and contract revenue. For the three months ended June 30, 2019, we recognized $6.1 million of revenue from the license agreement between us and Adapt, $82 thousand from grant and contract revenue, and $563 thousand of revenue from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $2.8 million for each of the three months ended June 30, 2020 and 2019, respectively. Stock based compensation expense decreased by approximately $200 thousand offset by an increase in personnel and related expense of approximately $200 thousand for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Research and Development Expenses
Our research and development expenses were $0.6 million and $1.6 million during the three months ended June 30, 2020 and 2019, respectively. External development expense decreased by $1.2 million of which approximately $0.8 million was attributable to a U.K. refundable R&D tax credit for the twelve months ended December 31, 2019, which we received in July of

2020. The $1.2 million decrease in external spend was partially offset by an increase of $0.2 million in personnel and related expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Sales and Marketing Expenses

During the three months ended June 30, 2020, we recorded sales and marketing expenses of $1.7 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. For the three months ended June 30, 2020 personnel and related expense including stock based compensation was $0.5 million, and $1.2 million was related to third party expenses for various pre-commercial activities including market research and assessments, and strategic planning. We did not have sales and marketing expenses during the three months ended June 30, 2019.

Royalty Expenses

Our royalty expenses were $1.4 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively. The increase of $0.5 million is primarily attributable to the reduction in license fee expense used to determine the net profit partner income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Other Income (expense)
During the three months ended June 30, 2020, other income was $15 thousand compared to other income of $111 thousand for the three months ended June 30, 2019, which primarily resulted from a decreased rate of return on our invested cash balances.

Comparison of Six Months ended June 30, 2020 to the Six Months ended June 30, 2019
Revenues
We recognized $10.6 million and $12.2 million of revenue during the six months ended June 30, 2020 and 2019, respectively.  For the six months ended June 30, 2020 we recognized approximately $10.5 million of revenue from the license agreement between us and Adapt, and approximately $140 thousand from grant and contract revenue. For the six months ended June 30, 2019, we recognized $9.9 million of revenue from the license agreement between us and Adapt, $1.7 million from grant and contract revenue, and $644 thousand from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $5.4 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.8 million was primarily due to a $0.6 million decrease in legal and professional fees, and a $0.2 million decrease in personnel and related expense including stock based compensation expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Research and Development Expenses
Our research and development expenses were $2.0 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $3.2 million resulted from a decrease in third party clinical trial and development expense of $4.1 million, net of approximately $0.8 million attributable to an R&D tax credit. Personnel and related expense increased by $0.1 million during the six months ended June 30, 2020.

Sales and Marketing Expenses

During the six months ended June 30, 2020, we recorded sales and marketing expenses of $2.8 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. For the six months ended June 30, 2020 personnel and related expense including stock based compensation was $0.8 million, and $2.0 million was related to third party expenses for various pre-commercial activities including market research and assessments, and strategic panning. We did not have sales and marketing expenses during the six months ended June 30, 2019.

Royalty Expenses

Our royalty expenses were $2.3 million and $1.2 million during the six months ended June 30, 2020 and 2019, respectively. The increase of 1.1 million is primarily attributable to the reduction in license fee expense used to determine net profit partner income for the six months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other Income (expense)
During the six months ended June 30, 2020, other income was $92 thousand compared to other income of $203 thousand for the six months ended June 30, 2019 which primarily resulted from a decreased rate of return on our invested cash balances.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(817)	$(2,073)
Net cash used in investing activities	$(51)	$(59)
Net cash provided by financing activities	$685	$1,435
Net cash used in operating activities
During the six months ended June 30, 2020, net cash used in operating activities was $0.8 million, which was primarily due to a net loss of $1.9 million and a $0.6 million change in other assets and liabilities, partially offset by approximately $1.4 million of stock based compensation expense, and approximately $0.3 million of operating lease amortization.

During the six months ended June 30, 2019, net cash used in operating activities was $2.1 million, which was primarily due to a net loss of $0.2 million and a $3.8 million change in other assets and liabilities, partially offset by approximately $1.9 million of stock based compensation expense.
Net cash used in investing activities
During the six months ended June 30, 2020, we purchased approximately $51 thousand in office furniture and equipment and made certain leasehold improvements.
During the six months ended June 30, 2019, we purchased approximately $59 thousand in office furniture and equipment and made certain leasehold improvements.
Net cash provided by financing activities
During the six months ended June 30, 2020, net cash provided by financing activities was approximately $0.7 million which was attributable to proceeds received from stock option and warrant exercises.

During the six months ended June 30, 2019, net cash provided by financing activities was approximately $1.4 million which was primarily attributable to proceeds received from stock option exercises.

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

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update ("ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and we determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from Adapt. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN sales reported by Adapt. There are no performance obligations by us and we recognize revenue according to the royalty report provided to us by Adapt on a quarterly basis.

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

In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We evaluated our grant with NIH and contract with BARDA and determined they are non-exchange transactions and fall within the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, we recognize revenue from our grant and contract in the period during which the related costs are incurred, provided that the conditions under which the grant and contract were provided have been met and only perfunctory performance obligations are outstanding.

Licensing Agreement
Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by Adapt.
Effect of Inflation
Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three and six months ended June 30, 2020 and 2019.
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
A summary of the investor agreements is below, and categorized by investor:
Potomac Construction Limited (“Potomac”)
In 2013, 2014 and 2015, we entered into a number of agreements with Potomac for funding from Potomac for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product in the total amount of $2.25 million, in exchange for a 10.21% interest in the OORTP Net Profit in perpetuity (the "Potomac Agreement"). As of December 31, 2019, all buyback rights have expired, with the exception of the December 8, 2015 agreement, which expires in December of 2020.
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
Other Activities
On April 12, 2017, we entered into an amendment to the Potomac Agreements (the “Potomac Amendment”) and granted Potomac the right to receive 2.5525% of the Net Profit generated from OPNT003, nasal nalmefene. Pursuant the Potomac Amendment, for a period of four years, we could buy back the 2.5525% interest or any portion thereof at a price of $382,750 for the full 2.5525% interest; provided, that in the event we exercised this right within 2.5 years, we would pay Potomac two times the price of $382,750. In September 2019, we notified Potomac of our intent to exercise our right to buy back the entire 2.5525% interest at the buyback amount of $765,500. The payment was made in October 2019.

On March 13, 2017, we entered into a third amendment to the Senior Advisor Agreement with Brad Miles (the “Third Miles Amendment”) and granted Mr. Miles the right to receive 1.25% of the Net Profit generated from OPNT003, nasal nalmefene. Pursuant to the Third Miles Amendment, for a period of our years, we could buy back the 1.25% interest or any portion thereof at a price of $187.5 thousand for the full 1.25 interest; provided, that, in the event we exercised this right within 2.5 years, we would pay Mr. Miles two times the price of $187.5 thousand. In September 2019, we notified Mr. Miles of our intent to exercise our right to buy back the entire 1.25% interest at the buyback amount of $375 thousand. The payment was made in September 2019.

On June 1, 2017, we entered into an amendment to the Welmers Agreement with Welmers (the “Welmers Amendment”) and granted Welmers the right to receive 0.375% of the Net Profit generated from OPNT003, nasal nalmefene. Pursuant to the Welmers Amendment, until June 1, 2021 we could buy back all or any portion of the interest at the price of

$56.25 thousand for the full 0.375% interest, provided, that in the event we exercise this right within 2.5 years, we would pay Welmers two times the price of $56.25 thousand. In September 2019, we notified Welmers of our intent to exercise our right to buy back the entire 0.375% interest at the buyback amount of $112.5 thousand. The payment was made in October 2019.
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
As provided in Amendment No. 2 to the License Agreement, which the parties entered into on March 18, 2019, EBS made certain payments in October of 2018 to the Third Party Licensee (as defined in Amendment No. 2) and will be allowed to reduce the royalties and milestones that we would be due under the License Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90% of the royalties payable under the License Agreement, with SWK entitled to10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million), of which we recorded $4.5 million as a current liability at June 30, 2019.
As provided in Amendment No. 2, EBS was allowed to reduce the royalties and milestones due under the License Agreement during the year ended December 31, 2019 by a maximum of $2.0 million each quarter. As provided in the License Agreement, if net NARCAN® Sales (as defined in the License Agreement) were to exceed $200 million in any calendar year, we and SWK would be due a milestone payment of $15.0 million. During the year ended December 31, 2019, net NARCAN® Sales (as defined in the License Agreement) exceeded $200 million, and therefore we earned the $15.0 million milestone and it became payable to us and SWK, and EBS deducted $2.5 million from the $13.5 million (90% of $15.0 million) milestone payable to us.

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
Changes in Internal Controls over Financial Reporting
There were no significant changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.      Legal Proceedings.

On February 27, 2018,the Company and Adapt received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “February 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® 2 mg/spray Nasal Spray before the expiration of the ‘644 patent and the ‘226 patent. The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable.

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

On October 25, 2018, Emergent BioSolutions’ Adapt subsidiaries and Opiant (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the U.S. District Court for the District of New Jersey. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the Patents-In-Suit, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. Emergent BioSolutions Inc. continues to vigorously enforce the intellectual property portfolio related to NARCAN®Nasal Spray.

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

On or about February 19, 2019, Emergent BioSolutions’ Adapt subsidiaries and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office. Nalox-1’s Petitions assert that each of the foregoing patents are invalid as obvious in view of prior art. An initial response to the Petitions is due three months from the filing date of the petitions. Opiant continues to be confident in the intellectual property portfolio related to NARCAN®Nasal Spray.

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

Closing arguments in the Teva trial were held on February 26, 2020. Plaintiffs also filed a complaint related to Teva’s ANDA seeking to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2mg/spray.

On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product, and ruled in favor of Teva . The Company's commercial partner, Emergent BioSolutions, intends to appeal the decision to the Court of Appeals for the Federal Circuit.

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

Two separate companies, (i) Teva Pharmaceuticals Industries Ltd. and its wholly owned subsidiary Teva
Pharamceuticals USA, Inc. (collectively “Teva”), and (ii) Perrigo UK FINCO Limited Partnership, sent us and our partner
Emergent BioSolutions, Inc and its wholly owned subsidiary Adapt Pharma Operations Limited (collectively “EBS”) notices that they had filed ANDAs with the FDA seeking approval to market a generic version of NARCAN®, and we, along with EBS, filed patent lawsuits against each of these companies in the District Court for New Jersey.

On April 19, 2019, the FDA announced approval of Teva’s ANDA for a generic version of NARCAN®.

On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Opiant’s commercial partner EBS, intends to appeal the decision to the Court of Appeals for the Federal Circuit.

The timing of any potential commercial launch of a generic version of NARCAN® by Teva is still uncertain. However, after any introduction of a generic competitor, a significant percentage of the prescriptions written for NARCAN® may be filled with the generic version, which may result in a loss in sales of NARCAN®. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available.

We expect that the launch of a generic version of NARCAN®, or the approval and launch of other products that compete with NARCAN®, will have a material adverse effect on our licensing partner’s sales of NARCAN® and as a result will have a material adverse effect on the royalties that we would receive from such sales of NARCAN®, on our business, financial condition, results of operations and growth prospects.

Public health epidemics, pandemics or outbreaks, including the recent novel coronavirus pandemic (COVID-19), could adversely affect our business.

In December 2019, a novel coronavirus (“COVID-19”) was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States The COVID-19 outbreak is significantly affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

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

The COVID 19 pandemic’s impact on the medical community and the global economy could have an adverse impact on our distributor’s sales upon which we derive royalties and milestones, which could lead to a decrease in our revenues, net income and assets.

Several measures are currently being implemented by the United States and other governments to address the current
COVID-19 pandemic and its economic impacts, including the State of California and local government entities. At this time, it is impossible to predict the success of these measures and whether or not they will have unforeseen negative consequences for our business. In addition, our results of operations, financial position and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flow.

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

OPIANT PHARMACEUTICALS, INC.

August 6, 2020	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2020	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)