Form 10-Q
period 2020-09-30
OPIANT PHARMACEUTICALS, INC.
filed 2020-11-12
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of November 9, 2020, the registrant had 4,258,105 shares of common stock outstanding.

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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets
Cash and cash equivalents	$31,103,165	$30,980,473
Accounts receivable	8,613,358	7,218,367
Prepaid and other current assets	861,782	1,055,816
Total current assets	40,578,305	39,254,656

Other assets
Property and equipment - net of accumulated depreciation	202,319	243,039
Right of use assets - operating leases	396,809	768,441
Patents and patent applications - net of accumulated amortization	13,344	14,373
Other non-current assets	1,051,234	—
Total assets	$42,242,011	$40,280,509

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,553,416	$1,316,773
Accrued salaries and wages	1,435,189	1,237,661
Royalty payable	1,951,677	1,620,182
Deferred revenue	360,041	918,272
Operating leases - current	400,571	516,931
Total current liabilities	6,700,894	5,609,819

Long-term liabilities
Operating leases - long term	—	254,664
Total long-term liabilities	—	254,664

Total liabilities	6,700,894	5,864,483

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,258,105 and 4,186,438 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,259	4,187
Additional paid-in capital	99,654,992	97,239,455
Accumulated other comprehensive loss	(114,644)	—
Accumulated deficit	(64,003,490)	(62,827,616)
Total stockholders' equity	35,541,117	34,416,026

Total liabilities and stockholders' equity	$42,242,011	$40,280,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Royalty and licensing revenue	$8,600,811	$20,493,679	$19,056,999	$30,368,530
Treatment investment revenue	—	—	—	643,956
Grant and contract revenue	505,265	147,071	644,195	1,837,673
Total revenue	9,106,076	20,640,750	19,701,194	32,850,159

Operating expenses
General and administrative	2,729,098	3,211,022	8,138,571	9,389,630
Research and development	2,783,452	1,843,207	4,762,749	7,043,857
Sales and marketing	914,349	140,690	3,737,793	140,690
Royalty expense	1,951,947	4,850,807	4,288,701	6,098,882
Total operating expenses	8,378,846	10,045,726	20,927,814	22,673,059

Income (loss) from operations	727,230	10,595,024	(1,226,620)	10,177,100

Other income (expense)
Interest income	3,922	112,388	92,015	356,657
Loss on foreign exchange	(6,178)	(24,313)	(2,269)	(65,310)
Total other income (expense)	(2,256)	88,075	89,746	291,347

Income (loss) before income taxes	724,974	10,683,099	(1,136,874)	10,468,447

Income tax (expense) benefit	—	—	(39,000)	56,805

Net income (loss)	$724,974	$10,683,099	$(1,175,874)	$10,525,252

Other comprehensive loss:
Foreign currency translation adjustment	196,076	—	(114,644)	—
Total other comprehensive gain (loss)	196,076	—	(114,644)	—
Comprehensive income (loss)	$921,050	$10,683,099	$(1,290,518)	$10,525,252

Net income (loss) per share of common stock:
Basic	$0.17	$2.64	$(0.28)	$2.64
Diluted	$0.15	$1.97	$(0.28)	$1.98
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	4,258,105	4,048,635	4,247,045	3,985,112
Diluted	4,847,211	5,422,345	4,247,045	5,310,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$—	$34,416,026
Exercise of stock options	12,157	12	89,988	—	—	90,000
Exercise of warrants	59,510	60	595,041	—	—	595,101
Stock based compensation	—	—	686,599	—	—	686,599
Net loss	—	—	—	(1,684,643)	—	(1,684,643)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(293,491)	(293,491)
Balance at March 31, 2020	4,258,105	4,259	98,611,083	(64,512,259)	(293,491)	33,809,592
Stock based compensation	—	—	720,100	—	—	720,100
Net loss	—	—	—	(216,205)	—	(216,205)
Other comprehensive income - foreign currency translation adjustment	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2020	4,258,105	4,259	99,331,183	(64,728,464)	(310,720)	34,296,258
Stock based compensation	—	—	323,809	—	—	323,809
Net income	—	—	—	724,974	—	724,974
Other comprehensive gain - foreign currency translation adjustment	—	—	—	—	196,076	196,076
Balance at September 30, 2020	4,258,105	$4,259	$99,654,992	$(64,003,490)	$(114,644)	$35,541,117

Balance at December 31, 2018	3,845,361	$3,846	$91,276,086	$(74,420,666)	$—	$16,859,266
Exercise of stock options	80,000	80	601,170	—	—	601,250
Stock based compensation	—	—	1,065,852	—	—	1,065,852
Net loss	—	—	—	(1,736,020)	—	(1,736,020)
Balance at March 31, 2019	3,925,361	3,926	92,943,108	(76,156,686)	—	16,790,348
Exercise of stock options	100,139	100	833,790	—	—	833,890
Stock based compensation	—	—	860,654	—	—	860,654
Net income	—	—	—	1,578,173	—	1,578,173
Balance at June 30, 2019	4,025,500	4,026	94,637,552	(74,578,513)	—	20,063,065
Exercise of stock options	49,122	49	269,951	—	—	270,000
Stock based compensation	—	—	589,589	—	—	589,589
Net Income	—	—	—	10,683,099	—	10,683,099
Balance at September 30, 2019	4,074,622	$4,075	$95,497,092	$(63,895,414)	$—	$31,605,753

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net loss	$(1,175,874)	$10,525,252
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,059	29,921
Non-cash lease expense	364,542	100,000
Stock based compensation	1,730,508	2,516,095
Change in assets and liabilities:
Accounts receivable	(1,394,991)	(11,578,675)
Prepaid and other current assets	(857,828)	(672,194)
Accounts payable and accrued expenses	1,235,607	819,001
Accrued salaries and wages	200,991	45,759
Lease liabilities	(363,363)	(98,739)
Royalty payable	331,495	3,476,118
Deferred revenue	(558,231)	143,046
License fees	—	(8,100,000)
Net cash used in operating activities	(395,085)	(2,794,416)

Cash flows from investing activities
Purchase of property and equipment	(50,887)	(302,475)
Net cash used in investing activities	(50,887)	(302,475)

Cash flows provided by financing activities
Proceeds from stock option and warrant exercises	685,101	1,705,140
Net cash provided by financing activities	685,101	1,705,140

Effect of foreign currency translation on cash	(116,437)	—

Net increase (decrease) in cash and cash equivalents	122,692	(1,391,751)
Cash and cash equivalents, beginning of period	30,980,473	24,613,638
Cash and cash equivalents, end of period	$31,103,165	$23,221,887

Non-Cash Transactions
Right of use assets obtained in exchange for new lease obligations	$—	$948,575
Cashless exercise of options	$2	$—
Supplemental Disclosures
Income taxes paid	$39,000	$—

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
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2020 and December 31, 2019, results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $31.1 million and $31.0 million at September 30, 2020 and December 31, 2019, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the nine months ended September 30, 2020, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator:	2020	2019	2020	2019
Net income (loss)	$724,974	$10,683,099	$(1,175,874)	$10,525,252

Denominator:

Denominator for basic income (loss)
per share - weighted-average shares	4,258,105	4,048,635	4,247,045	3,985,112
Effect of dilutive securities:
Equity incentive plans	589,106	1,373,710	—	1,325,045
Denominator for diluted income (loss) per share	4,847,211	5,422,345	4,247,045	5,310,157

Income (loss) per share - Basic	$0.17	$2.64	$(0.28)	$2.64
Income (loss) per share - Diluted	$0.15	$1.97	$(0.28)	$1.98

    The Company excluded the following securities from the calculation of diluted net income (loss) per share as the effect would have been antidilutive for the nine months ended September 30, 2020 due to the Company's net loss and the securities exercise prices were greater than the Company's average stock price for the three months ended September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	729,692	409,025	3,077,692	476,438
Warrants to purchase common stock	240,000	—	278,800	—
Total	969,692	409,025	3,356,492	476,438

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

Note 3. Prepaid Expenses and Other Current Assets
    As of September 30, 2020, the Company had prepaid expenses and other current assets of approximately $0.9 million. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.

Note 4.     Accounts Receivable

    As of September 30, 2020 and December 31, 2019, the Company had accounts receivable of $8.6 million and $7.2 million respectively, which primarily relates to royalty revenue from sales of NARCAN®.

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
    Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. The ROU asset is recognized as lease expense on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 9% and the weighted average remaining lease term is 0.79 years. The ROU asset and corresponding operating lease liability recognized at lease inception in 2019 was $0.95 million.
    The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of September 30, 2020.

Balance Sheet descriptions	September 30, 2020
Assets:	(in thousands)
Right of use assets - operating leases	$397
Liabilities:
Operating leases - current	$401
Total lease liabilities:	$401

The following table summarizes the components of operating lease cost for the three and nine months ended September 30, 2020:

Lease costs, (in thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating expenses lease costs	$143	$365

    As of September 30, 2020, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows for the subsequent years ended December 31:

(in thousands)	September 30, 2020
2020 (three months remaining)	134
2021	283
Total lease payments	417
Less imputed interest	(16)
Present value of operating lease liabilities	$401
Note 6. Other Non-Current Assets

As of September 30, 2020, the Company had non-current prepaid expenses of approximately $1.1 million. The Company's non-current prepaid expenses are for advance research and development payments which will be issued for projects that have estimated completion dates of more than one year.
Note 7. Revenue
    The Company's primary source of revenue is from royalty and milestone payments received from NARCAN® net sales by EBS. During the three and nine months ended September 30, 2020 the Company recorded revenue of $8.6 million and $19.1 million, respectively, related to its agreement with EBS.

    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $3.0 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the nine months ended September 30, 2020 the Company recognized revenue of $86 thousand related to this contract.

Deferred revenue
    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, (NIDA). The grant provides the Company with additional resources for the ongoing development of OPNT003. The Company has been awarded approximately $5.6 million through the period ending March 31, 2021, with the remaining $1.8 million balance expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the nine months ended September 30, 2020, the Company recognized revenue of $558 thousand related to this grant.

    As of September 30, 2020, the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
    The following is a summary of the Company’s deferred revenue activity as of September 30, 2020:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2019	$918	$918
Additions to deferred revenue	—	—
Recognized as revenue	(558)	(558)
Balance as of September 30, 2020	$360	$360

Note 8. Royalty Payable

    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from NARCAN® sales by EBS into perpetuity. As of September 30, 2020 and December 31, 2019, the Company recorded a royalty payable of $2.0 million and $1.6 million, respectively.

Note 9. Stockholders' Equity

Common Stock

    During the nine months ended September 30, 2020, the Company issued 71,667 shares of Common Stock as a result of stock option and warrant exercises, and received net cash proceeds of approximately $0.7 million.

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

    As provided in the 2017 Plan, on January 1, 2020 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2019, which represents an increase of 167,457 shares. As of September 30, 2020, the Company had 160,910 shares available for future issuance under the 2017 Plan.

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

Pre-2017 Non-Qualified Stock Options

    As of December 31, 2019, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,500,500 shares of the Company's Common Stock. During the nine months ended September 30, 2020, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the nine months ended September 30, 2020 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	2,500,500	$7.03	5.05	$18,426
Exercised	(20,000)	9.50
Forfeited	(15,000)	10.00
Outstanding at September 30, 2020	2,465,500	$6.99	4.35	$1,683

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of September 30, 2020 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at September 30, 2020	2,430,502	$6.95
Non-vested at Non-vested at September 30, 2020	34,998	$10.00

During the nine months ended September 30, 2020 and 2019, the Company recognized approximately $1 thousand and $127 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of September 30, 2020, there was no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

    During the nine months ended September 30, 2020, the Company granted options to a number of employees and non-employees to purchase 191,500 shares of the Company’s Common Stock at exercise prices from $8.79 to $13.60 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. Option grants to existing employees vest as follows: 1/48th of the option shares vest each month through the fourth anniversary of the grant date. Option grants to new employees vest as follows: 25% of the option shares vest on the one year anniversary of the grant date, and then 1/48th of the option shares vest on such date each month thereafter through the fourth anniversary of the grant date. Options issued to non-employees vest 100% upon the one year anniversary from the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value of the option grants to be $1.8 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the nine months ended September 30, 2020 were as follows:

For the Nine Months Ended September 30, 2020
Market value of stock on measurement date	$8.79 to $13.60
Risk-free interest rate	0.33% to 1.68%
Dividend yield	—
Volatility factor	91.07% to 101.21%
Term	5.50 to 6.25 years

Stock option activity for options granted under the 2017 Plan during the nine months ended September 30, 2020 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	491,950	$24.08	8.43	$82
Granted	191,500	$12.12
Exercised	—	—
Forfeited	(71,258)	$15.05
Balance at September 30, 2020	612,192	$21.39	8.1	$—

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of September 30, 2020 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested at September 30, 2020	291,803	25.63
Non-vested at September 30, 2020	320,389	$15.22

During the nine months ended September 30, 2020 and 2019, the Company recognized approximately $1.6 million and $2.4 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of September 30, 2020, there was approximately $1.8 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Activity

    The following summarizes the restricted stock activity under the Company's 2017 Plan during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2019	27,000	$14.51
Restricted stock granted	49,600	$12.00
Restricted stock forfeited	(27,000)	$14.51
Restricted stock outstanding and unvested at September 30, 2020	49,600	$12.00

    Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the nine months ended September 30, 2020, the Company recognized approximately $126 thousand of non-cash expense related to restricted stock units. As of September 30, 2020, there was $0.4 million of total unrecognized compensation cost related to restricted stock units.

Warrants

During the nine months ended September 30, 2020, the Company did not issue any warrants.

Warrant activity for the nine months ended September 30, 2020 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	342,610	$9.77	3.71	$1,585
Exercised	(59,510)	$10.00
Forfeited	(4,300)	$10.00
Outstanding at September 30, 2020	278,800	$9.72	3.76	$—
Exercisable at September 30, 2020	278,800	$9.72	3.76	$—

Note 10. Commitments and Contingencies

Commitments
    The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:
Summit Agreement

On July 22, 2020, the Company the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $6.5 million of which a deposit of approximately $1.1 million was paid as of September 30, 2020 which is included in other non-current assets in the condensed consolidated balance sheet.

Torreya Agreement

    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.

During the nine months ended September 30, 2020 and 2019, the Company recorded $643 thousand and $752 thousand, respectively of expense related to Torreya, and has recorded a liability of $290 thousand related to Torreya as of September 30, 2020.
Exclusive License and Collaboration Agreement

    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the nine months ended September 30, 2020. During the nine months ended September 30, 2019 the Company recorded expenses of $177,394 for the final 11,787 shares of common stock it issued in November 2019, as the final milestone had been reached.
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

    For the nine months ended September 30, 2020, and 2019 the Company recorded zero and $225 thousand, respectively of expenses associated with the License Agreement.

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

Note 11. Subsequent Events

On October 26, 2020, the Company entered into a Master Services Agreement (“MSA”) with AptarGroup, Inc. (“Aptar”) to provide non-exclusive technology access and co-development services for the development and submission of an opioid antagonist for the treatment of opioid overdose using Aptar’s nasal Unidose device (the “UDS Device”). In addition to the cost of the UDS Devices, the Company expects to spend up to €3,750,000 over the course of the development program.

On September 7, 2018, the Company entered into a Development Agreement to develop a device capable of administrating nalmefene hrydrochloride and related Agreement for Reimbursement of Capital Expenditure and Service Fees (collectively, "Agreement") with Aesica Queenborough Limited ("Aesica"). On October 28, 2020, the Company notified Aesica that, effectively immediately, the Company was terminating the Agreement pursuant to Section 18.2(a) of the Agreement.

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

Market and Commercial potential for OPNT003
                There is a large and growing addressable market for opioid overdose reversal agents driven by sales into community based and first responder institutions, as well as directly to patients via pharmacies. The current institutional market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement, local law enforcement, and other community groups. The co-prescribing of opioid overdose reversal agents alongside prescription opioids has also driven growth. It is estimated that only five percent of patients at higher risk of an opioid overdose have a naloxone prescription. Currently there are only eleven states that have some form of mandatory co-prescription legislation in place, however several states are considering co-prescribing legislation in the near future.
We believe that U.S. sales of opioid reversal agents could exceed $1.0 billion by 2022.
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
                As we continue to advance OPNT003 towards market approval and should we self-commercialize the product, we anticipate that our sales and marketing expenses will increase in several areas to support the development of a commercial platform that would allow us to commercialize OPNT003, as well as future pipeline products. The development of this commercial infrastructure includes increasing commercial personnel, pre-launch sales and marketing planning activities, supply chain and distribution. As we build this infrastructure, we are continuing to evaluate the ideal go-to-market strategy that will allow us to maximize the full commercial potential of OPNT003 and shareholder value.
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
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of September 30, 2020, we have cash and cash equivalents of $31.1 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
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

Results of Operations

The following table sets forth the results of operations for the periods shown:

(in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Revenues
Royalty and licensing revenue	$8,601	$20,494	$(11,893)	$19,057	$30,369	$(11,312)
Treatment investment revenue	—	—	—	—	644	(644)
Grant and contract revenue	505	147	358	644	1,838	(1,194)
Total revenue	9,106	20,641	(11,535)	19,701	32,851	(13,150)
Operating expenses
General and administrative	2,729	3,210	(481)	8,138	9,389	(1,251)
Research and development	2,784	1,843	941	4,763	7,044	(2,281)
Sales and marketing	914	141	773	3,738	141	3,597
Royalty expense	1,952	4,851	(2,899)	4,289	6,099	(1,810)
Total operating expenses	8,379	10,045	(1,666)	20,928	22,673	(1,745)

Income (loss) from operations	727	10,596	(9,869)	(1,227)	10,178	(11,405)
Other income (expense)
Interest income	4	112	(108)	92	356	(264)
Loss on foreign exchange	(6)	(24)	18	(2)	(65)	63
Total other income (expense)	(2)	88	(90)	90	291	(201)
Income (loss) before income taxes	725	10,684	(9,959)	(1,137)	10,469	(11,606)
Income tax (expense) benefit	—	—	—	(39)	57	(96)
Net income (loss)	$725	$10,684	$(9,959)	$(1,176)	$10,526	$(11,702)

Comparison of Three Months ended September 30, 2020 to the Three Months ended September 30, 2019
Revenues
We recognized $9.1 million and $20.6 million of revenue during the three months ended September 30, 2020 and 2019, respectively.  For the three months ended September 30, 2020 we recognized approximately $8.6 million of revenue from the license agreement between us and EBS, and $505 thousand from grant and contract revenue. For the three months ended September 30, 2019, we recognized $20.5 million of revenue from the license agreement between us and EBS which included a milestone payment of $13.5 million, as sales of NARCAN® exceeded $200 million for 2019.
General and Administrative Expenses
Our general and administrative expenses were $2.7 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively. Legal and professional fees decreased by approximately $0.8 million, partially offset by an increase in personnel and related expense of $0.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Research and Development Expenses
Our research and development expenses were $2.8 million and $1.8 million during the three months ended September 30, 2020 and 2019, respectively. External development expense increased by $0.8 million and personnel and related expense increased by approximately $0.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Sales and Marketing Expenses

    During the three months ended September 30, 2020, we recorded sales and marketing expenses of $0.9 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expense during the three months ended September 30, 2019 was approximately $141 thousand.

Royalty Expenses

    Our royalty expenses were $2.0 million and $4.9 million during the three months ended September 30, 2020 and 2019, respectively. The decrease of $2.9 million is primarily attributable to the reduction in license fee expense used to determine the net profit partner income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Other Income (expense)
During the three months ended September 30, 2020, other income was $2 thousand compared to other income of $88 thousand for the three months ended September 30, 2019, which primarily resulted from a decreased rate of return on our invested cash balances.

Comparison of Nine Months ended September 30, 2020 to the Nine Months ended September 30, 2019
Revenues
We recognized $19.7 million and $32.9 million of revenue during the nine months ended September 30, 2020 and 2019, respectively.  For the nine months ended September 30, 2020 we recognized approximately $19.1 million of revenue from the license agreement between us and EBS, and approximately $0.6 million from grant and contract revenue. For the nine months ended September 30, 2019, we recognized $30.4 million of revenue from the license agreement between us and EBS, $1.8 million from grant and contract revenue, and $644 thousand from treatment investment revenue.
General and Administrative Expenses
Our general and administrative expenses were $8.1 million and $9.4 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $1.3 million was primarily due to a $1.5 million decrease in legal and professional fees, partially offset by a $0.2 million increase in personnel and related expense including stock based compensation for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Research and Development Expenses
Our research and development expenses were $4.8 million and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $2.2 million resulted from a decrease in third party clinical trial and development expense of $2.5 million, partially offset by an increase in personnel and related expense of $0.3 million.

Sales and Marketing Expenses

    During the nine months ended September 30, 2020, we recorded sales and marketing expenses of $3.7 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. For the nine months ended September 30, 2020 personnel and related expense including stock based compensation was $0.9 million, and $2.8 million was related to third party expenses for various pre-commercial activities including market research and assessments, and strategic planning. Sales and marketing expense during the nine months ended September 30, 2019 was approximately $141 thousand.

Royalty Expenses

    Our royalty expenses were $4.3 million and $6.1 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease of $1.8 million is primarily attributable to the reduction in license fee expense used to determine net profit partner income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Other Income (expense)
During the nine months ended September 30, 2020, other income was $90 thousand compared to other income of $291 thousand for the nine months ended September 30, 2019. The decrease is primarily related to decreased rates of return on our invested cash balances.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(395)	$(2,794)
Net cash used in investing activities	$(51)	$(302)
Net cash provided by financing activities	$685	$1,705
Net cash used in operating activities
    During the nine months ended September 30, 2020, net cash used in operating activities was $0.4 million, which was primarily due to a net loss of $1.2 million and a $1.4 million change in other assets and liabilities, mostly offset by approximately $1.7 million of stock based compensation expense, approximately $0.4 million of operating lease amortization, and $0.1 million in depreciation and amortization.

During the nine months ended September 30, 2019, net cash used in operating activities was $2.8 million, which was primarily due to increase in accounts receivable of $11.6 million, a decrease in license fees of $8.1 million, and an increase in prepaid and other assets of $0.7 million totaling $20.4 million, which was mostly offset by net income of $10.5 million, stock based compensation expense of $2.5 million and changes in other assets and liabilities of $4.5 million, totaling $17.5 million.

Net cash used in investing activities
    During the nine months ended September 30, 2020, we purchased approximately $51 thousand of office furniture and equipment and made certain leasehold improvements.
    During the nine months ended September 30, 2019, we purchased approximately $302 thousand of office furniture and equipment and made certain leasehold improvements.
Net cash provided by financing activities
    During the nine months ended September 30, 2020, net cash provided by financing activities was approximately $0.7 million, which was primarily attributable to proceeds received from stock option and warrant exercises.

    During the nine months ended September 30, 2019, net cash provided by financing activities was approximately $1.7 million, which was primarily attributable to proceeds received from stock option exercises.

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

Revenue Recognition

    In May 2014, the FASB issued an accounting standard update ("ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and we determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from EBS. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the license agreement between us and EBS. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN® sales reported by EBS. There are no performance obligations by us and we recognize revenue according to the royalty report provided to us by EBS on a quarterly basis.

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
Licensing Agreement
    Pursuant to the license agreement between us and EBS, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by EBS.
Effect of Inflation
    Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three and nine months ended September 30, 2020 and 2019.
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
Royalty Payable
    We entered into various agreements and subsequently received funding from certain investors for use by us for any purpose. In exchange for this funding, we agreed to provide certain investors with interest in the OORTP Net Profit generated from net NARCAN® sales by EBS.
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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Patent Trial and Appeal Board of the United States Patent and Trademark Office denied twelve of the petitions, but instituted review of three of the petitions. On August 21, 2020, the Patent Trial and Appeal Board of the United States Patent and Trademark Office issued final rulings in each of the three petitions, all in the Company's favor.

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

    On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product, and ruled in favor of Teva. The Company and the Company's commercial partner, Emergent BioSolutions, intends to appeal the decision to the Court of Appeals for the Federal Circuit.

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

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1	Master Services Agreement dated July 1, 2020 and Project Scope Agreement dated July 22, 2020 between the Company and Summit Biosciences, Inc.	8-K	001-38193	10.1	July 28, 2020

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Opiant Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPIANT PHARMACEUTICALS, INC.

November 12, 2020	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

November 12, 2020	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)