Form 10-K
period 2020-12-31
OPIANT PHARMACEUTICALS, INC.
filed 2021-03-04
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
As of June 30, 2020, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the shares of common stock on the NASDAQ Capital Market was approximately $38,450,688. As of March 1, 2021, the registrant had 4,291,632 shares of common stock issued and outstanding.

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

    We developed NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the U.S. Food and Drug Administration (“FDA”) in November 2015. Emergent BioSolutions, Inc. acquired Adapt in October of 2018 and Adapt became its wholly owned subsidiary (collectively with Adapt, "EBS")
    Our current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). We are also pursuing other treatment opportunities within the addiction and drug overdose field.

    We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.

Employees and Culture
Our Employees. We had 30 employees as of December 31, 2020, who were employed in the U.S. and U.K. Our highly qualified and experienced team includes research and development personnel, and professionals across product development, quality, marketing, regulatory, investor relations, finance and legal, and other important functions critical to our success.
We expect to add additional employees in 2021 with a focus on expanding our expertise primarily in clinical research and development, quality, and commercial sales and marketing.
Diversity and Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We create a positive work environment by maintaining a strong culture of diversity and inclusion, supported by our Code of Business Conduct and employment practices. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.
Employee Engagement and Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and employment packages that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

Training and Team Development. We provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics. Our training opportunities are designed to promote learning across all levels of our organization. Our training includes courses in leadership, project management and technical communications.
We conduct formal evaluations with each of our employees on a bi-annual basis, and managers provide ongoing feedback directly to employees through informal review sessions periodically throughout the year. Our formal evaluation process requires employees to track whether they met certain development goals that are set at the beginning of the review period.

Principal Products or Services and Markets
Opioid Overdose Reversal
    Naloxone is a medicine that can reverse opioid overdose and until November 2015, was only approved by the FDA as an injection. Administered as a nasal spray, naloxone can be used more widely to prevent opioid overdose deaths.

    There is a large and growing addressable market for opioid overdose reversal agents driven by sales into first responder institutions, and patients via pharmacies. The current institutional market includes first responders, including fire departments, emergency medical services, federal law and local law enforcement. The co-prescribing of opioid overdose reversal agents alongside prescription opioids, has also driven growth. It is estimated that only 5 percent of at risk patients have a naloxone prescription. Currently there are only eleven states that have some form of mandatory co-prescription legislation, and this is expected to increase.

    We believe that in 2022 the addressable market for opioid reversal agents could exceed $1.0 billion, with approximately fifty percent from institutional sales and fifty percent from retail sales, which includes primarily pharmacy sales and co-prescription.

    In December 2014, we entered into a license agreement with Adapt, which subsequently became a wholly owned subsidiary of EBS (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt/EBS in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. Pursuant to the Adapt Agreement, EBS has a global license to develop and commercialize our nasal naloxone Opioid Overdose Reversal Treatment Product. In February 2015, EBS received “Fast Track” designation by the FDA and in July 2015, EBS submitted a New Drug Application ("NDA") to the FDA for NARCAN®. In November 2015, NARCAN® was approved by the FDA for the emergency treatment of a known or suspected opioid overdose. In May 2016, EBS submitted a new drug submission ("NDS") for NARCAN® to Health Canada. In October 2016, Health Canada approved Adapt’s naloxone hydrochloride nasal spray to treat opioid overdose, to be marketed as NARCAN®. In exchange for licensing our treatment to EBS, we receive up to double-digit percentage royalties on net sales.

    In October 2016, one of our patents for NARCAN® became listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, patent number 9468747, which patent expires on March 16, 2035.

    On December 13, 2016, we entered into a Purchase and Sale Agreement (the “SWK Purchase Agreement”) with SWK Funding LLC (“SWK”) pursuant to which we sold, and SWK purchased, our right to receive, commencing on October 1, 2016, all Royalties (as defined in the SWK Purchase Agreement) arising from sales pursuant to the Adapt Agreement, of NARCAN® or any other product, subject to certain conditions and limitations. As of December 31, 2017, all amounts due SWK under the SWK Purchase Agreement have been paid. SWK retains a 10% interest for all royalties and milestones that the Company received in the years ended December 31, 2020 and 2019 and will receive in future years.

    In addition, on December 13, 2016, in connection with the SWK Purchase Agreement, we entered into Amendment No. 1 to the Adapt Agreement (the “Adapt Amendment”) which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the U.S and diligence efforts for commercialization of our nasal naloxone opioid overdose reversal treatment (“OORT”). Under the terms of the Adapt Amendment, EBS is required to use commercially reasonable efforts to commercialize OORT in the United States In the event that EBS wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense in such territory. Under the terms of the Adapt Agreement, we would receive an escalating double-digit percentage of all net revenue received by EBS from a commercial sublicensee in the European Union or the United Kingdom. Net revenue received by EBS from a commercial sublicensee in European Union or the United Kingdom would be included in determining sales-based milestones due to us.

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

In March 2019, we entered into Amendment No. 2 to the Adapt Agreement (“Amendment No. 2”) where certain modifications were made to the Adapt Agreement (See “Net Profit Interests” contained in Item 7 of this Annual Report - Management's Discussion and Analysis of Financial Condition and Results of Operations).

OPNT003 - Nasal Nalmefene for OOR

    In 2017, NIH leadership called for the development of a stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.

On February 12, 2018, we announced positive data from a Phase 1 clinical study of OPNT003 (nasal nalmefene) and provided an update at a meeting held on February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a potent long-acting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with the potential to submit an NDA for the drug and nasal delivery device combination in 2021. Nalmefene as an injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the safety and efficacy for a previously approved FDA product and to supplement this data with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

    Data generated in a Phase 1 study completed under a clinical trial agreement with the National Institute on Drug Abuse (“NIDA”) provided the basis for the FDA meeting. These preliminary data demonstrate that our nasal nalmefene formulation containing a proprietary absorption enhancer (Intravail®, which we licensed from Aegis Therapeutics LLC) resulted in rapid increases in plasma levels with an onset faster than an intramuscular injection and a comparatively long half-life (6.7-7.8 hours). Naloxone, the only FDA medication currently approved to treat opioid overdose, has a half-life of approximately 2 hours.

    On January 27, 2020, the Company received a letter from the FDA formalizing a "clinical hold", that was discussed during a telephone conversation on January 16, 2020, on the pharmacokinetic study for the Company's product candidate OPNT003 (nasal nalmefene) as a potent long-acting opioid antagonist for the treatment of opioid overdose. The FDA requested additional information be provided to evaluate the sensitization and irritation endpoints of the final finished device. On May 8, 2020, the Company received a letter from the FDA lifting the clinical hold.

In February of 2021, we dosed the first patient in the confirmatory pharmacokinetic study for OPNT003. The open label randomized, crossover study will enroll 68 healthy volunteers and determine the pharmacokinetic profile of nasal administered nalmefene compared to intramuscularly administered nalmefene. We anticipate full enrollment in April of 2021 with top-line data in June of 2021.

We also anticipate commencing patient dosing in mid-March of 2021 for a pharmacodynamic study for OPNT003. The protocol for this study has been filed with the FDA and we have received Institutional Review Board approval to initiate the study. We anticipate top-line data the start of the fourth quarter of 2021.
    We have full commercial rights to OPNT003 and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded approximately $5.6 million funded through the period ended March 31, 2021, with the balance of $1.8 million expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $8.1 million from the Biological Advance Research and Development Agency (“BARDA”) to fund the development of OPNT003 through to NDA submission. BARDA has awarded approximately $6.5 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions.

    Synthetic opioids, such as fentanyl, are now responsible for more overdose deaths than both heroin and prescription opioids, with over 37,334 fatalities linked to synthetic opioids in 2019. Fentanyl and derivatives, such as carfentanil, are particularly dangerous because of a long half-life of seven to ten hours that may require continuous monitoring of overdose victims and repeated dosing with naloxone to initially resuscitate a patient and to prevent relapse. A long-acting opioid overdose reversal drug may reduce this burden.

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

OPNT002 - Nasal Naltrexone for Alcohol Use Disorder ("AUD")

    We are developing OPNT002, nasal naltrexone for AUD. Alcohol triggers the release of naturally occurring endorphins, which then bind to the opioid receptors in the brain, leading to dopamine release in the brain's reward center.  Naltrexone is thought to reduce heavy drinking through the blockade of these opioid receptors, which results in dampening of alcohol-induced dopamine release and reward. Naltrexone is currently approved by the FDA for the treatment of AUD as a tablet and depot injection. However, in contrast to current naltrexone formulations OPNT002 will be taken nasally on an "as needed" basis, in anticipation of drinking or once drinking has started in order to reduce alcohol intake.  We anticipate that taking our product on an as-needed basis could improve patient compliance and enable a patient to regain control of their drinking, especially in situations where heavy drinking is otherwise habitual. Furthermore, we expect patients to have high rates of adherence, because they will not be required to abstain and potentially go through detoxification and withdrawal prior to initiating OPNT002 therapy, unlike the typical situation with existing medicines for AUD.

    We have generated encouraging Phase 1 clinical data demonstrating rapid nasal absorption of OPNT002, which supports its suitability for use on an as needed basis, as high levels of naltrexone can be delivered within minutes, which is likely to be very important during a period of craving.  The Company has also received feedback from the FDA on our proposed 505(b)(2) development plan, which accepts a harm reduction-based primary endpoint rather than a primary endpoint based on abstinence.

    In October of 2019, we completed a dose ranging study, confirming the suitability of our OPNT002 formulation of AUD.

During 2020, we had planned to begin patient enrollment for a double blind, placebo controlled Phase 2 study of OPNT002 in AUD. This study will enroll approximately 300 patients in Europe and the United Kingdom. However, due to the ongoing COVID-19 global health pandemic, we paused the initiation of recruitment for the Phase 2 study of OPNT002 for AUD.

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

OPNT004 - Drinabant Injection for Acute Cannabinoid Overdose ("ACO")

On December 26, 2018, we entered into an exclusive global licensing agreement with Sanofi for the development and commercialization of drinabant for the treatment of acute cannabinoid overdose ("ACO"). We intend to develop drinabant, a selective, high affinity cannabinoid CB-1 receptor antagonist, as an injectable for administration in an emergency department setting. In a proof of principle study that Sanofi completed with 36 patients, oral drinabant blocked both subjective and objective psychological effects of inhaled delta9-tetrahydrocannabinol ("THC"). Sanofi also generated extensive safety data in Phase 1 and 2 studies with more than 700 subject for up to 24 weeks.

    ACO is most frequently linked to the ingestion of “edibles” containing large quantities of THC and the abuse of synthetic cannabinoids (often referred to as “K2” and “Spice”) that are more potent and yet cheaper than cannabis.  Edibles, sold as brownies, cookies and candies, pose particular risks for children, who can consume these by accident.  Based on 2014 rates from the National Emergency Department sample and United States Census Bureau figures, we estimate that ACO resulted in more than one million emergency department visits in the United States in 2016.  With an increasing number of states legalizing cannabis for personal and recreational use, ACO rates are expected to rise.  Features of ACO produced by edibles and synthetic cannabinoids can include psychosis, panic and anxiety, feelings of paranoia, agitation, hallucinations, nausea, vomiting and cardiac arrhythmias. These symptoms often require emergency medical attention and can take hours to days to resolve. There are currently no FDA approved treatments for ACO.

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

    Current FDA approved treatments for opioid addiction are methadone-based and buprenorphine-based substitution therapies, and the use of naltrexone (an opioid antagonist), available as both a tablet and depot injection. Most substitution therapies, are opioid-based treatments, that for many patients are undesirable, as there is frequently diversion and misuse of these treatments amongst patients with OUD. Therefore, being able to provide a vaccine to patients that potentially provides specific immunity against heroin and its metabolites without the need for prior detoxification and enabling patients to remain opioid-free is an attractive solution.

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

    On December 3, 2018, Neuralis, Inc. completed its acquisition of Aegis. As a result of the acquisition, Neuralis succeeded to all obligations under the Aegis License Agreement.
    On September 10, 2018, we entered into a development and manufacturing agreement for OPNT003 (nasal nalmefene), a potent, long-acting opioid antagonist for the treatment of opioid overdose with Consort Medical plc ("Consort"), a leading contract development and manufacturing organization. Under this agreement, Aesica and Bespak, wholly-owned subsidiaries of Consort, will work with us to produce a pre-filled delivery nasal spray with nalmefene. As part of the agreement, Aesica will supply Opiant with clinical samples and registration batches for the purposes of performing clinical studies and obtaining regulatory approvals. Further, upon approval by the FDA, Aesica and Bespak will manufacture and supply the commercial device for us. On October 28, 2020, the Company notified Aesica that, effective immediately, we were terminating the Agreement pursuant to Section 18.2(a) of the Agreement.

On July 22, 2020, we entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. We will pay Summit estimated costs and fees up to approximately $7.2 million.

On October 26, 2020, we entered into a Master Services Agreement (“MSA”) with AptarGroup, Inc. (“Aptar”) to provide non-exclusive technology access and co-development services for the development and submission of an opioid antagonist for the treatment of opioid overdose using Aptar’s nasal Unidose device (the “UDS Device”). In addition to the cost of the UDS Devices, we expect to spend up to approximately $5.2 million over the course of the development program.

Competition
    The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of substance use, addictive and overdose. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent. Some of these companies are larger and better-funded than us and there are no assurances that we can effectively compete with these competitors. Potential competitors include Emergent BioSolutions Inc., Adial Pharmaceuticals , Adamis Pharmaceuticals Corp., Harm Reduction Therapeutics, Hikma Pharmaceuticals, Amphastar, Indivior PLC, Alkermes PLC, H. Lundbeck A/S, Teva, Shire PLC, Orexo AB, BioDelivery Services International, Inc., Braeburn Pharmaceuticals, Inc., and BioCorRx, Inc.
    With respect to NARCAN®, we face competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® with their naloxone injection. Kaléo competes with NARCAN® with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. On April 19, 2019, the FDA announced approval of Teva’s ANDA for a generic version of NARCAN®. On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva giving it the opportunity to launch a generic version of NARCAN®. Our commercial partner EBS, has appealed the decision to the Court of Appeals for the Federal Circuit. Although NARCAN® was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition. For example, Hikma Pharmaceuticals, Inc., Orexo AB and Harm Reduction Therapeutics have development programs for novel naloxone nasal spray formulations intended for use in opioid overdose reversal.

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

Research and Development

    During the years ended December 31, 2020 and December 31, 2019, we incurred research and development expenses of $9.2 million and $9.1 million, respectively.

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

    The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. In the United States, the FDA regulates drugs under the FFDCA and the FDA's implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;
•submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•approval by an independent internal review board ("IRB"), at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical studies according to Good Clinical Practice
("GCP") regulations, to establish the safety and efficacy of the proposed drug for its intended use;
•preparation and submission to the FDA of an NDA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice ("cGMP") to assure that the facilities, methods, and controls are adequate to preserve the drug's identity, strength, quality, and purity; and
•FDA review and approval of the NDA.

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

    Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

•Phase 2. Involves clinical studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

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
    Potential implications include required revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Employees
    As of March 1, 2021, we had 30 full-time employees and one part-time employee. In addition, we have a number of outside consultants that are not on our payroll.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, the following:

•we may fail to obtain or maintain regulatory approvals for our product candidates in our markets or may face adverse                         regulatory or legal actions relating to our product candidates even if regulatory approval is obtained:
•we are dependent upon the results of clinical studies relating to our product candidates and the products of our competitors. If data from a clinical trial is unfavorable, we would be reluctant to advance the specific product for the indication for which it was being developed;
•having inadequate financial or other resources to complete the development of our product candidates;
•the inability to manufacture our product candidates in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;
•experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;
•the inability to establish adequate sales, marketing and distribution channels;
•healthcare professionals and patients may not accept our treatments;
•we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;
•technological breakthroughs in reversing opioid overdoses and treating patients with AUD, OUD, and ACO may reduce the demand for our products;
•changes in the market for reversing opioid overdoses and treating patients with AUD, OUD and ACO, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;
•third-party payors may not agree to reimburse patients for any or all of the purchase price of our products, which may adversely affect patients’ willingness to purchase our products;
•uncertainty as to market demand may result in inefficient pricing of our products; and
•we may face third party claims of intellectual property infringement.

Risks Related to our Business, Financial Condition and Capital Requirements

We have historically generated limited revenue to date and expect to incur significant operating losses for the foreseeable future.

    As of December 31, 2020, we have an accumulated deficit of $64.7 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential challenges include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses for the foreseeable future and we also expect to experience negative cash flow for the foreseeable future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our securities. If we are unsuccessful in addressing these risks, then we will most likely fail.

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

    Two separate companies, (i) Teva Pharmaceuticals Industries Ltd. and its wholly owned subsidiary Teva
Pharamceuticals USA, Inc. (collectively “Teva”), and (ii) Perrigo UK FINCO Limited Partnership, sent us and our partner
EBS notices that they had filed ANDAs with the FDA seeking approval to market a generic version of NARCAN®, and we, along with EBS, filed patent lawsuits against each of these companies in the District Court for New Jersey.

    On April 19, 2019, the FDA announced approval of Teva’s ANDA for a generic version of NARCAN®.

    On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Our commercial partner EBS, has appealed the decision to the Court of Appeals for the Federal Circuit.

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

    Our current pipeline includes medicines in development for OOR, AUD, OUD, ACO and additional treatment applications. Our products have generated no revenues. Our ability to generate significant revenues and achieve profitability depends on our ability to successfully complete the development of our product candidates, obtain regulatory approvals, successfully launch our products and generate significant revenues. On December 15, 2014, we entered into the Adapt Agreement, as subsequently amended by the Adapt Amendment, that provides EBS with a global license to develop and commercialize our intranasal naloxone Opioid Overdose Reversal Treatment Product, now known as NARCAN®. The loss for any reason of EBS as a key partner could have a significant and adverse impact on our business. If we are unable to retain EBS as a partner on commercially acceptable terms, we may not be able to commercialize NARCAN® as planned and we may experience delays in or suspension of the marketing of NARCAN®.

    The future success of our business cannot be determined at this time, and we do not anticipate generating significant revenues from product sales for the foreseeable future. Notwithstanding the foregoing, we expect to generate revenues from NARCAN®, for which we are dependent on many factors, including the performance of our licensing partner EBS and competition in the market. In addition, we have no experience in commercializing on our own and face a number of challenges with respect to commercialization efforts, including, among other challenges:

•we may fail to obtain or maintain regulatory approvals for our products in our markets or may face adverse regulatory or legal actions relating to our products even if regulatory approval is obtained;
•we our dependent upon the results of clinical studies relating to our products and the products of our competitors. If data from a clinical trial is unfavorable, we would be reluctant to advance the specific product for the indication for which it was being developed;
•having inadequate financial or other resources to complete the development of our product candidates;
•the inability to manufacture our products in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;
•experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;
•the inability to establish adequate sales, marketing and distribution channels;
•healthcare professionals and patients may not accept our treatments;
•we may not be aware of possible complications from the continued use of our products since we have limited clinical experience with respect to the actual use of our products;
•technological breakthroughs in reversing opioid overdoses and treating patients with AUD, OUD and ACO may reduce the demand for our products;
•changes in the market for reversing opioid overdoses and treating patients with AUD, OUD and ACO, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;
•third-party payors may not agree to reimburse patients for any or all of the purchase price of our products, which may adversely affect patients’ willingness to purchase our products;
•uncertainty as to market demand may result in inefficient pricing of our products; and
•we may face third party claims of intellectual property infringement.

    If we are unable to meet any one or more of these challenges successfully, our ability to effectively commercialize our product candidates could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

    On December 10, 2020, we entered into a Note Purchase and Security Agreement with Pontifax Medison Finance (Israel) L.P., Pontifax Medison Finance (Cayman) L.P. and Kreos Capital VI (Expert Fund) LP (each a “Lender” and collectively, the “Lenders”), with an aggregate principal amount of $50 million. However, there can be no assurance that we may have to raise additional capital through debt or equity financing and whether we would be able to raise sufficient additional capital if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our product candidates and other business opportunities and our ability to achieve our business objectives, our competitiveness and our operations and financial condition may be materially adversely affected. Our inability to fund our business could thus lead to the loss of your investment.

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

    If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish valuable rights to our products or to grant licenses on terms that are not favorable to us.

We depend on third parties in connection with our pre-clinical studies and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our product candidates.

We engage third parties to perform various aspects of our pre-clinical studies and clinical trials. For instance, On October 26, 2020, we entered into a Master Services Agreement with AptarGroup, Inc. (“Aptar”) to provide non-exclusive technology access and co-development services for the development and submission of an opioid antagonist for the treatment of opioid overdose using Aptar’s single shot nasal unidose systems device (the “UDS Device”). In addition, on July 22, 2020, we entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. We depend on these third parties to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical practices, and other regulatory requirements. Our reliance on these third parties for pre-clinical and clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, our pre-clinical studies and clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. For example, if Aptar and Summit were to cease to be able to supply devices to us, our OPNT003 program would be delayed until we obtained an alternative source, which could take a considerable length of time and cause us to spend considerable additional financial resources. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will likely increase, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Further, upon approval by the FDA, Summit will manufacture and supply the commercial device for us. Third parties’ abilities to adequately and timely manufacture and supply our product candidates is dependent on the operation of their facilities which may be impacted by, among other things:

•availability, performance, or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•capacity of our facility and those of contract manufacturer;
•the performance of information technology systems;
•compliance with regulatory requirements;
•inclement weather and natural disasters;
•changes in forecasts of future demand for product components;
•timing and actual number of production runs for product components;
•potential facility contamination by microorganisms or viruses;
•updating of manufacturing specifications; and
•product quality success rates and yields.

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

    Our business depends and will continue to depend in substantial part on the continued service of Dr. Roger Crystal, our Chief Executive Officer. The loss of the services of Dr. Crystal would significantly impede implementation and execution of our business strategy and may result in the failure to reach our goals.

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

    Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $5.2 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $1.7 million, in the event of a termination of employment in connection with a change of control of the Company. The accelerated vesting of options and restricted stock units could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Under our agreement with EBS, they have the right to license third-party intellectual property, which may result in a reduction of our potential royalty and milestone payments.

    Under the Adapt Agreement, EBS may seek to license certain intellectual property held by a third-party that EBS reasonably determines would be infringed upon through the performance of the Adapt Agreement or that EBS otherwise determines is necessary or desirable for EBS to perform its obligations under the Adapt Agreement. Pursuant to Amendment No.2 to the Adapt Agreement, EBS may enter into third-party licenses and deduct a material amount of any upfront payment, milestones or royalties paid to such third-party from any regulatory milestone payments, sales-based milestone payments, and royalty payments payable to us thereunder. Following entering into Amendment No.2, in most situations, in order to exercise the right to deduct any payments with respect thereto, EBS will need our consent that the licensing arrangement is acceptable.

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

We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as "Brexit"). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019. On December 24, 2020, the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. There are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit related matters may take several years to be clarified and resolved.  For example, because a significant proportion of the regulatory framework in the U.K. is currently derived from E.U. directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations, in particular our research and development efforts in the U.K., including clinical development efforts and the review and approval of our product candidates. Although the Trade and Cooperation Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. As a consequence, our ability to import certain biopharmaceutical compounds and materials required in our research and development process may be impaired significantly. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our capacity to continue to generate our product candidates or on our future business efforts to commercialize our products in the U.K. and E.U. Accordingly, it is possible that new terms of the Trade and Cooperation Agreement may adversely affect our operations and financial results. We are currently in the process of evaluating our own risks and uncertainties to ascertain what financial, trade, regulatory and legal implications the Trade and Cooperation Agreement could have on our operations in the U.K. and otherwise. Finally, uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy as a whole which could experience future disruptions. As a result, Brexit could cause financial and capital markets within and outside the U.K. or the EU to constrict, thereby negatively impacting our ability to finance our U. K. operations which could also have an adverse effect on our results of operations and financial condition.

Public health epidemics, pandemics or outbreaks, including the recent novel coronavirus pandemic (COVID-19), could adversely affect our business.

The COVID-19 pandemic is significantly affecting our employees, patients, communities and business operations, as well as the global economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

    COVID 19 or other public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, may adversely impact our business as well as our ability to raise capital. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

    The foregoing and other continued disruptions to our operations as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.

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

For more information about these litigation matters, see Part I, Item 3: Legal Proceedings. We maintain full confidence in our intellectual property portfolio related to NARCAN® and expect that our patents will continue to be vigorously defended from any infringement. However, there can be no assurances that we will be successful with respect to these litigation matters or any other litigation matters which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, results of operations and financial condition in the future.

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
    Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:
•others may be able to make formulations that are similar to our NARCAN® or other formulations but that are not covered by the claims of our patent rights;
•the patents of third parties may have an adverse effect on our business;

•we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we may own or that we exclusively license in the future may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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

For example, in January 2020, we were notified by the FDA that it was placing the PK study for OPNT003 on clinical hold and the FDA requested additional information in regards to the drug delivery device that we intend to use in this clinical trial. This caused us delays while we submitted the requested data to the FDA and then in May of 2020 the FDA lifted the clinical hold. In the future, if we are unable to satisfactorily address additional FDA’s requests or we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue, the commercial prospects for the applicable drug candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the drug candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

•the results of toxicology studies may not support the filing of an IND for our drug candidates;
•the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or "IRB", may disagree with the design or implementation of our clinical trials;
•we may not be able to provide acceptable evidence of our drug candidates’ safety and efficacy;
•the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval;
•the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;
•patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;
•the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If approved for marketing, the commercial success of our drug candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our drug candidates will depend on a number of factors, including:

•demonstration of clinical safety and efficacy;
•relative convenience, dosing burden and ease of administration;
•the prevalence and severity of any adverse effects;
•the willingness of physicians to prescribe our drug candidates, and the target patient population to try new therapies;
•efficacy of our drug candidates compared to competing products;
•the introduction of any new products that may in the future become available targeting indications for which our drug candidates may be approved;
•new procedures or therapies that may reduce the incidences of any of the indications in which our drug candidates may show utility;
•pricing and cost-effectiveness;
•the inclusion or omission of our drug candidates in applicable therapeutic and vaccine guidelines;
•the effectiveness of our own or any future collaborators’ sales and marketing strategies;
•limitations or warnings contained in approved labeling from regulatory authorities;
•our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
•the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•issuance of warning letters or untitled letters;
•clinical holds;
•injunctions or the imposition of civil or criminal penalties or monetary fines;
•suspension or withdrawal of regulatory approval;
•suspension of any ongoing clinical trials;

•refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
•product seizure or detention or refusal to permit the import or export of product.

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

While the FDA has confirmed a 505(b)(2) pathway for OPNT003, we also intend to seek data exclusivity or market exclusivity for our other drug candidates provided under the FDCA, and similar laws in other countries. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Even if our drug candidates are considered to be reference products eligible for three years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the FDCA could result in a shorter exclusivity period for our drug candidates, which would have a material adverse effect on our business.

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

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

•the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;
•subjects for clinical testing failing to enroll or remain in our trials at the rate we expect;
•a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of drug candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;
•subjects experiencing severe or unexpected drug-related adverse effects;
•reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;
•third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;
•inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;
•one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•deviations of the clinical sites from trial protocols or dropping out of a trial;
•adding new clinical trial sites;
•the inability of the CRO to execute any clinical trials for any reason; and
•government or regulatory delays or "clinical holds" requiring suspension or termination of a trial.

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

We are pursuing track approval under 505(b)(2) for OPNT003 and we believe there may be an opportunity to accelerate the development of certain of our other drug candidates through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review. However, we cannot be assured that any of our drug candidates will qualify for such programs.

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

    To date, no serious adverse events have been attributed to our products and product candidates. The results of our planned or any future clinical trials may show that our products and product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of our products:

•regulatory authorities may withdraw their approval of the products, which would force us to remove its products from the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians, pharmacies and others;
•we may be required to change instructions regarding the way the products are administered, conduct additional clinical trials or change the labeling of the products;
•we may be subject to limitations on how it may promote the products;
•sales of the products may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.

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

    Other risks associated with our collaborative and contractual arrangements with others include the following:

•we may not have day-to-day control over the activities of our contractors or collaborators;
•our collaborators may fail to defend or enforce patents they own on compounds or technologies that are incorporated into the products we develop with them;
•third parties may not fulfill their regulatory or other obligations; and
•we may not realize the contemplated or expected benefits from collaborative or other arrangements; and disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

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

    Both before and after regulatory approval to market a particular product candidate, including our product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with (“cGMP”) requirements and good clinical practice requirements for any clinical trials we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

•clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;
•our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;
•the FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;
•we rely on third parties, such as consultants, contract research organizations, medical institutions and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as cGMP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials;
•if the clinical development process is completed successfully, our ability to derive revenues from the sale of our product candidates will depend on us first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;
•there is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates
•we have not received regulatory approval in the United States for the commercial sale of any of our product candidates;
•even if one or more of our product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than our requests, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;
•undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities;
•later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable United Statesc and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;
•the FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates, and if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained; and
•we may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

    In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has been applied to pharmaceutical manufacturer marketing practices, educational programs, pricing policies and relationships with healthcare providers. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•Federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be present, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•Federal “sunshine” requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and
•State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require drug manufacturers to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

    On August 24, 2017, we received approval for up-listing to the Nasdaq Capital Market and our Common Stock began trading on the Nasdaq Capital Market on August 29, 2017. Our Common Stock closed as high as $50.50 and as low as $6.87 per share between August 29, 2017 and March 2, 2021. On March 1, 2021 the closing price of our Common Stock, as reported on the Nasdaq Capital Market was $13.12. Our Common Stock has experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:
•fluctuations in our operating results;
•announcements of product releases by us or our competitors;

•announcements of acquisitions and/or partnerships by us or our competitors; and
•general market conditions.

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

    Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares, and may also frustrate or prevent any attempt by stockholders to change our direction or management. For example, these provisions:

•prohibit stockholder action by written consent;
•establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•establish a staggered board of directors such that all members of the Board are not elected at one time;
•allow only the Board to fill any vacancy in the Board by reason of death, resignation or otherwise, or if the number of directors shall be increased; and
•require a vote of a majority of the shares of our outstanding stock entitled to vote at an election of directors to remove a director.

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
    On May 29, 2017, we entered into a Sublease (the “Sublease”) with Standish Management, LLC to sublease approximately 1,500 square feet of office space located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401. Per the terms of the Sublease, the term commenced on August 1, 2017 and as of September 1, 2018 is on a month-to-month basis. We provided notice to terminate the lease effective July 31, 2019.

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

Item 3.  Legal Proceedings.
    On September 15, 2016, the Company and Adapt, now a wholly owned subsidiary of EBS, received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “September 2016 Notice Letter”), that Teva USA had filed the Teva ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’253 patent. The ’253 patent is listed with respect to NARCAN® in the FDA’s Approved Drug Products with Therapeutic Equivalents Evaluations publication (commonly referred to as the “Orange Book”) and expires on March 16, 2035. Teva’s September 2016 Notice Letter asserts that its generic product will not infringe the ’253 patent and/or that the ’253 patent is invalid or unenforceable. On October 21, 2016, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’253 patent.

    On January 3, 2017, the Company and EBS received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “January 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’747 patent. The ’747 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s January 2017 Notice Letter asserts that its generic product will not infringe the ’747 patent or that the ’747 patent is invalid or unenforceable. On February 8, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’747 patent.

    On March 17, 2017, the Company and EBS received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “March 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’177 patent. The ’177 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s March 2017 Notice Letter asserts that its generic product will not infringe the ’177 patent and/or that the ’177 patent is invalid or unenforceable. On April 26, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’177 patent.

    On June 2, 2017, the Company and EBS received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “June 2017 Notice Letter”), that Teva USA is seeking regulatory approval to market a generic version of NARCAN® before the expiration of the ’965 patent. The ’965 patent is listed with respect to NARCAN® in the FDA’s Orange Book and expires on March 16, 2035. Teva’s June 2017 Notice Letter asserts that its generic product will not infringe the ’965 patent and/or that the ’965 patent is invalid or unenforceable. On July 12, 2017, the Plaintiffs filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva USA’s filing of the Teva ANDA with the FDA with respect to the ’965 patent.
    On February 27, 2018, the Company and EBS received notice from Teva, pursuant to 21 U.S.C. § 355(j)(2)(B)(ii) (the “February 2018 Notice Letter”), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® 2 mg/spray Nasal Spray before the expiration of the ‘644 patent and the ‘226 patent. The ‘644 and ‘226 patents are listed with respect to Adapt’s New Drug Application No. 208411 for NARCAN® 2 mg/spray Nasal Spray in the FDA’s Orange Book and each patent expires on March 16, 2035. The Company is the record owner of the ‘644 patent and the Company and Adapt are joint record owners of the ‘226 patent. Teva’s Notice Letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 patent or the ‘226 patent, or that the ‘644 patent and ‘226 patent are invalid or unenforceable.
    On September 14, 2018, the Company and EBS received notice from Perrigo UK FINCO Limited Partnership (“Perrigo”), pursuant to 21 U.S.C. ß 355(j)(2)(B)(ii) (the “Notice Letter”), that Perrigo had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray before the expiration of U.S. Patent Nos. 9,211,253 (the “‘253 Patent” ), 9,468,747 (the “‘747 Patent” ), 9,561,177 (the “‘177 Patent” ), 9,629,965 (the “‘965 Patent” ) and 9,775,838 (the “‘838 Patent” ). The ‘253, ‘747, ‘177, ‘965 and ‘838 patents are listed with respect to NARCAN® in the FDA's Orange Book and expires on March 16, 2035. Perrigo's Notice Letter asserts that its generic product will not infringe the ‘253, ‘747, ‘177, ‘965 and ‘838 patents or that the ‘253, ‘747, ‘177, ‘965 and ‘838 patents are invalid or unenforceable. Pursuant to an Exclusive License Agreement, entered into on December 14, 2014, as amended, the Company has exclusively licensed the ‘253, ‘747, ‘177, ‘965 and ‘838 patents to Adapt.
    On October 25, 2018, EBS and Opiant (collectively, the “Plaintiffs”) filed a complaint for patent infringement against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court. The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the Patents-In-Suit, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. EBS continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.
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
    On or about February 19, 2019, EBS and Opiant received notice from a company called Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review ("IPR") of U.S. Patent Nos. 9,211,253, 9,468,747, 9,561,177, 9,629,965, and 9,775,838 (IPR Nos. 2019-00685, 2019-00686, 2019-00687, 2019-00688, 2019-00689, 2019-00690, 2019-00691, 2019-00692, 2019-00693, 2019-00694, 2019-00695, 2019-00696, 2019-00697, 2019-00698, 2019-00699) with the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office. The PTAB instituted IPR's for three of these petitions, and denied institution on twelve of these petitions. In August of 2020, the PTAB found in our favor for the three cases that were instituted.
    On February 12, 2020, Plaintiffs and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a non-exclusive license under the Company's patents licensed to EBS to make, have made and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.
On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Our commercial partner EBS, has appealed the decision to the Court of Appeals for the Federal Circuit.

On June 11, 2020, the Company and EBS received from Teva Canada Limited a Notice of Allegation and Detailed Statement, stating that Teva had filed an Abbreviated New Drug Submission with the Canadian Minister of Health for the issuance of a Notice of Compliance for naloxone hydrochloride in the strength of 4 mg/0.1 ml for nasal administration. Teva’s Notice of Allegation and Detailed Statement asserted that its proposed generic product will not infringe Canadian Patent No. 2,942,611 and/or that Canadian Patent No. 2,942,611 is invalid or void. Canadian Patent No. 2,942,611 expires on March 16, 2035. On July 23, 2020, the Company and EBS filed a Statement of Claim in Case Number T-798-20 in Toronto, Ontario, which alleges that Teva’s product would infringe Canadian Patent No. 2,942,611.
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

    Our Common Stock trades on the Nasdaq Capital Market under the symbol “OPNT.”

Approximate Number of Equity Security Holders

    As of February 22, 2021, there were approximately 41 stockholders of record. Because shares of our Common Stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	611,760	$21.39	161,342

Equity compensation plans not approved by security holders	2,430,502	$6.95	—

Total	3,042,262		161,342

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

Year Ended 2020 - Common Stock

On December 10, 2020, we entered into a Note Purchase and Security Agreement with a syndicate of Pontifax Medison Finance and Kreos Capital providing for term loans to us in an aggregate principal amount of up to $50.0 million, of which we drew down $20.0 million on that date, and that the lenders may, at their respective options, elect to convert up to half of the then-outstanding principal amount and all accrued and unpaid interest thereon into shares of our Common Stock at a $19.64 per share, subject to certain customary adjustments. We intend to use the proceeds from this transaction to fund the potential future commercialization of OPNT003, working capital, and general corporate purposes.

Year Ended 2019 - Common Stock

    On December 9, 2019, we issued 11,788 shares of our Common Stock pursuant to a contractual obligation between us and a third party pharmaceutical company (see Note 12 - Commitments). We received no proceeds from the issuance of these shares.

Year Ended 2018 - Common Stock

    On April 19, 2018, we issued 37,866 shares of our Common Stock pursuant to the LOI dated November 19, 2015 (see Note 12 - Commitments). We received no proceeds from the issuance of these shares.

On September 5, 2018, we issued 160,000 shares of our Common Stock to the Valour Fund, LLC, as a result of Valour's exercise of its option to change its interest in certain product revenues for our Common Stock.

On December 18, 2018, we issued 6,498 shares of our Common Stock to Torreya Partners (Europe) LLP (“Torreya”). These shares were issued as payment in full for a $100 thousand accrued liability owed by us to Torreya pursuant to that certain Supplemental Engagement Letter with Torreya, dated September 8, 2017.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and December 31, 2019 and financial condition as of December 31, 2020 and December 31, 2019 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this report on Form 10-K (this "Report"), the “Risk Factors” contained in Item 1A of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, and the other information appearing elsewhere in, or incorporated by reference into this Report.

Overview
    We are a specialty pharmaceutical company developing medicines for addictions and drug overdose. We developed NARCAN® (naloxone hydrochloride) Nasal Spray ("NARCAN®"), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt, now a wholly owned Subsidiary of EBS, in December 2014 and approved by the FDA in November 2015.
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

    We developed NARCAN®, a treatment to reverse opioid overdoses, which was conceived, licensed, developed, approved by the FDA and commercialized in less than three years. We plan to replicate this relatively low cost, successful business strategy in the field of addiction and overdose.

    Our current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”) and Acute Cannabinoid Overdose (“ACO”). We are also pursuing other treatment opportunities within the addiction and drug overdose field.

Employees and Culture
Our Employees. We have 30 employees as of December 31, 2020, who were employed in the U.S. and U.K. Our highly qualified and experienced team includes research and development personnel, and professionals across product development, quality, marketing, regulatory, investor relations, finance and legal, and other important functions critical to our success.
We expect to add additional employees in 2021 with a focus on expanding our expertise primarily in clinical research and development, quality, and commercial sales and marketing.

Diversity & Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We create a positive work environment by maintaining a strong culture of diversity and inclusion, supported by our Code of Business Conduct and employment practices. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.
Employee Engagement, & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and employment packages that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.
Training and Team Development. We provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics. Our training opportunities are designed to promote learning across all levels of our organization. Our training includes courses in leadership, project management and technical communications.
We conduct formal evaluations with each of our employees on an bi-annual basis, and managers provide feedback directly to employees through informal review sessions periodically throughout the year. Our formal evaluation process requires employees to track whether they met certain development goals that are set at the beginning of the review period.

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
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of December 31, 2020, we have cash and cash equivalents of $48.3 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
                We have not experienced a significant operational impact on OPNT003 or OPNT004 programs as a result of the COVID-19 pandemic, although we cannot rule out future delays.
                However, we decided in April 2020 to pause the start of recruitment for our OPNT002 planned Phase 2 study. Our decision follows the COVID-19 related state of emergency declarations in Europe where our study was to take place. We have adequate cash allocated to fund the cost of our Phase 2 study in OPNT002 and will continue to monitor the situation closely.

Results of Operations
Comparison of the years ended December 31, 2020 and December 31, 2019.

	For the Year Ended		Increase (Decrease)
Revenues	December 31, 2020	December 31, 2019	Amount
Royalty and licensing revenue	$27,401,919	$37,592,401	$(10,190,482)
Treatment investment revenue	—	643,955	(643,955)
Grant and contract revenue	2,223,262	2,283,444	(60,182)
Total revenue	29,625,181	40,519,800	(10,894,619)
Operating expenses
General and administrative	11,742,540	12,197,111	(454,571)
Research and development	9,240,020	9,079,351	160,669
Sales and marketing	4,686,932	611,571	4,075,361
Royalty expenses	6,196,706	7,720,280	(1,523,574)
Total operating expenses	31,866,198	29,608,313	2,257,885
Income (loss) from operations	(2,241,017)	10,911,487	(13,152,504)
Other income (expense), net	(46,111)	504,328	(550,439)
Income (loss) before income taxes	(2,287,128)	11,415,815	(13,702,943)
Income tax benefit	425,679	177,235	248,444
Net income (loss)	$(1,861,449)	$11,593,050	$(13,454,499)

Net Revenue
     During the year ended December 31, 2020, we recorded net revenue of $29.6 million, which represents a decrease of approximately $10.9 million from the $40.5 million of net revenue recorded during the year ended December 31, 2019. The $10.9 million year-over-year decrease in net revenue was primarily due to a $10.2 million decrease in revenue related to NARCAN® sales and related milestone payments for the comparable periods. The remaining $0.7 million decrease is primarily related to the decrease in investment treatment revenue of $0.6 million for the comparable periods.
General and Administrative
     For the year ended December 31, 2020 general and administrative expenses totaled $11.7 million, which represents a decrease of approximately $0.5 million compared to $12.2 million of general and administrative expenses incurred during the year ended December 31, 2019. Estimated administrative expense associated with our Opioid Overdose Reversal program increased by $1.2 million, offset by a decrease in legal, investor relations and professional fees of $1.1 million, and a decrease in personnel and related expenses including stock based compensation of $0.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Research and Development
     During the year ended December 31, 2020 we recorded research and development expenses totaling $9.2 million, which represents an increase of $0.2 million as compared to the $9.0 million of research and development expenses incurred during the year ended December 31, 2019. The increase in research and development expenses is attributed to a $0.2 million increase for third party expenses associated with our research and development programs for the comparable periods.

Sales and Marketing
    During the year ended December 31, 2020 we recorded sales and marketing expenses $4.7 million compared to $0.6 million for the year ended December 31, 2019. Personnel and related expense including stock based compensation increased by $0.8 million and government affairs and initial pre-commercialization market research related to our nasal nalmafene product, which is under clinical development, increased by $3.3 million.
Royalty Expenses
Royalty expenses were approximately $6.2 million and $7.7 million for the years ended December 31, 2020 and 2019, respectively and are related to NARCAN® sales and related milestone payments we receive. Our net royalty revenue was lower in 2020 versus 2019, which was primarily attributable to the 2019 final milestone payment of $13.5 million which we received during 2019.
Other Income (Expense)
 The following table details our Other Income (Expense):

	For the Year Ended
	December 31, 2020	December 31, 2019	Change
Other income (expense)
Interest income, net	$93,877	$437,653	$(343,776)
Interest expense	(131,007)	—	$(131,007)
Gain on debt settlement	—	16,503	(16,503)
Gain (loss) on foreign exchange	(8,981)	50,172	(59,153)
Total other income (expense)	$(46,111)	$504,328	$(550,439)

Liquidity and Capital Resources
    Our cash balance at December 31, 2020 was $48.3 million, which represents an increase of $17.3 million from the $31.0 million cash balance at December 31, 2019. Our working capital was $52.7 million as of December 31, 2020.

    During the year ended December 31, 2020, we received net cash proceeds of approximately $18.7 million from our debt offering, and $0.7 million from the exercise of stock options and warrants.

The following table sets forth the primary sources and uses of cash for each of the periods:

	Year ended
	December 31, 2020	December 31, 2019
Net cash provided by (used in)
Operating activities	$(2,028,773)	$4,063,890
Investing activities	$(50,887)	$(302,475)
Financing activities	$19,369,159	$2,605,420

Cash provided by (used in) operating activities

    During the year ended December 31, 2020, net cash used in operating activities was $2.0 million, which was due to the net loss of $1.9 million plus net changes in other assets and liabilities of $3.0 million, partially offset by $2.3 million in stock based compensation, and $0.6 million of depreciation and operating lease amortization expense.

    During the year ended December 31, 2019, net cash provided by operating activities was $4.1 million, which was due to net income of $11.6 million, depreciation and operating lease amortization expense of $0.2 million, stock based compensation and Common Stock issuance expense of $3.2 million, offset by net changes in assets and liabilities of $10.9 million.

Cash used in by investing activities

During the year ended December 31, 2020 net cash used in investing activities was $50 thousand from leasehold improvements and related office furniture and equipment purchases.

During the year ended December 31, 2019 net cash used in investing activities was $0.3 million from leasehold improvements and related office furniture and equipment purchases.

Cash provided by financing activities

    During the year ended December 31, 2020, net cash provided by financing activities was $19.4 million. We received net proceeds of $18.7 million from our debt offering and $0.7 million from the exercise of stock options and warrants.

    During the year ended December 31, 2019, net cash provided by financing activities was $2.6 million from the net proceeds received from stock option and warrant exercises.

Debt Financing

On December 10, 2020 (the “Closing Date”), we entered into a Note Purchase and Security Agreement (the “Loan Agreement”) with a syndicate of Pontifax Medison Finance, a healthcare-dedicated venture and debt fund, and Kreos Capital VI (Expert Fund) LP(collectively, the “Lender”).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $50.0 million in three tranches as follows: (a) on the Closing Date, a loan in the aggregate principal amount of $20.0 million, (b) upon the submission of a New Drug Application with the U.S. Food and Drug Administration, a loan in the aggregate principal amount of $10.0 million, and (c) upon FDA approval of an opioid overdose product, a loan in the aggregate principal amount of $20.0 million (each a “Loan, and collectively, the “Loans”).

The outstanding principal of each term Loan bears an average interest rate of 8.75% per annum based on the date of issuance and a year consisting of 365 days. There is an interest-only period of 30 months, with interest on outstanding Loans payable on a quarterly basis based on the principal amount outstanding during the preceding quarter. After the interest-only period, principal of the outstanding Loans is payable in ten equal quarterly installments. All Loans have a maturity date of October 1, 2025.

Each Lender may, at its option, elect to convert up to half of the then-outstanding Loans and all accrued and unpaid interest thereon into shares our Common Stock. The “Conversion Price” shall be $19.64 subject to certain customary adjustments as specified in the Loan Agreement.

Our obligations are secured by a security interest, senior to any current and future debts and to any security interest, in all of Company’s right, title, and interest in, to and under all of our property and other assets, other than its NARCAN® Nasal Spray licensed intellectual property and other limited exceptions specified in the Loan Agreement.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company.

On December 10, 2020, we received the first tranche of $20 million.

Plan of Operation
    On February 12, 2018, we announced positive data from a Phase 1 clinical study of our product candidate OPNT003 (nasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long-lasting opioid antagonist for the treatment of opioid overdose.

Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with a potential to submit a NDA for the drug and nasal delivery device combination in 2020. Nalmefene as an injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.

    On January 27, 2020, the Company received a letter from the FDA formalizing a "clinical hold", that was discussed during a telephone conversation on January 16, 2020, on the pharmacokinetic study for OPNT003 (nasal nalmefene) as a potent long-acting opioid antagonist for the treatment of opioid overdose. The FDA requested additional information be provided to evaluate the sensitization and irritation endpoints of the final finished device. On May 8, 2020, the Company received a letter from the FDA lifting the clinical hold.

    We have full commercial rights to OPNT003 and we were awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse ("NIDA"). The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded approximately $5.6 million funded through the period ended March 31, 2021, with the balance of $1.8 million expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. We have also received a contract for approximately $8.1 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of OPNT003 through NDA submission. BARDA has awarded approximately $7.2 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. In 2017, NIH leadership called for the development of a stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.

    In January 2020, we signed a Letter of Intent with the National Center for Advancing Translational Sciences ("NCATS") to collaborate on the development of OPNT004. NCATS is one of 27 divisions and centers of the National Institutes of Health ("NIH"). NCATS will provide development resources around certain pre-clinical activities and studies to support our planned filing of an Investigational New Drug application for OPNT004. This collaboration will be carried out under a Cooperative Research and Development Agreement with us and the NIH.

    During the year ended December 31, 2020, we earned $27.4 million in royalties under the Adapt Agreement. In addition, during the year ended December 31, 2020, we received $0.7 million from the exercise of stock options and warrants.

    On November 14, 2019, we entered into an Open Market Sale AgreementSM (the "Sales Agreement") with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies LLC, shares of our Common Stock. During the year ended December 31, 2020, we did not sell any shares under the Sales Agreement. As a result of the expiration of the Registration Statement on Form S-3 on November 7, 2020, the Sales Agreement also expired in accordance with its terms.
    After considering the proceeds received during the year ended December 31, 2020, we believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

Valour Fund, LLC (“Valour”)

    On July 22, 2014, we received a $3.0 million commitment from a foundation (the “Foundation”) which later assigned its interest to Valour, from which we had the right to make capital calls from the Foundation for the research, development, marketing, commercialization and any other activities connected to the Opioid Overdose Reversal Treatment Product, certain operating expenses and any other purpose consistent with the goals of the Foundation. In exchange for funds invested by the Foundation, Valour currently owns a 6.0% interest in the OORT Net Profit in perpetuity. On July 28, 2014, we received an initial investment of $111.5 thousand from the Foundation in exchange for a 0.22294% interest. On August 13, 2014, September 8, 2014, November 13, 2014 and February 17, 2015, we made capital calls of $422.0 thousand, $444.5 thousand, $1.034 million, and $988.0 thousand, respectively, from the Foundation in exchange for 0.844687%, 0.888906%, 2.067228% and 1.976085% interests, respectively, in the OORT Net Profit. The Opioid Overdose Reversal Treatment Product was approved by the FDA on November 18, 2015.
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

Other Activities
During September, 2019, we notified Mr. Miles of our intent to exercise our right to buy back the entire 1.25% interest in OPNT003, nasal nalmefene at the buyback amount of $375,000. The payment was made in September, 2019.

    During September, 2019, we notified Welmers of our intent to exercise our right to buy back the entire 0.375% OPNT003, nasal nalmefene Interest at the buyback amount of $112,500. The payment was made in October, 2019.

Royalty Payable

    We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the Net Profit generated from NARCAN® net sales by EBS in perpetuity. The following table sets forth the royalty payable to our Net Profit Partners at December 31, 2020:

(in thousands)	Net Profit %	December 31, 2020

Potomac	10.2%	$822
LYL	5.0%	402
Welmers	1.5%	121
Foundation	6.0%	483
Pendergast	1.0%	80
Royalty payable	23.7%	$1,908

    On February 28, 2018, we were notified that EBS had entered into a license agreement with a Third Party (as defined in the Adapt Agreement) with regard to one or more patents pursuant to which EBS invoked its right under Section 5.5 of that certain Adapt Agreement to offset 50% of the payments paid to such Third Party (the "Third Party Licensee") from the amounts payable by EBS to us under the Adapt Agreement, and SWK under the SWK Purchase Agreement. On March 1, 2018, we received net milestone payments of $6.1 million, which was net of a License Fee payment made by us under Section 5.5 of the Adapt Agreement of $5.6 million. In accordance with the Adapt Agreement, EBS may enter into such a licensing arrangement and exercise its right to deduct any payments with respect thereto at any time without our consent.

As provided in an Amendment No. 2 to the Adapt Agreement ("Amendment No. 2"), which the parties entered into on March 18, 2019, EBS made certain payments in October of 2018 to the Third Party Licensee and will be allowed to reduce the royalties and milestones that we would be due under the Adapt Agreement by a maximum of $9.0 million. Under the SWK Purchase Agreement, we retain 90% of the royalties payable under the Adapt Agreement, with SWK entitled to 10%. The maximum amount payable by us is therefore $8.1 million (90% of $9 million), of which we have recorded $5.4 million as a current liability and $2.7 million as a long-term liability at December 31, 2018. As provided in Amendment No. 2, EBS will be allowed to reduce the royalties and milestones we would be due under the Adapt Agreement during the year ending December 31, 2019 by a maximum of $2.0 million each quarter. As provided in the Adapt Agreement, if net NARCAN® Sales (as defined in the Adapt Agreement) exceed $200 million in any calendar year, we and SWK will be due a milestone payment of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to us and SWK, EBS may deduct $2.5 million from the $13.5 million (90% of $15.0 million) milestone payable us.

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

We may, from time to time, record contingent liabilities and related expense where we have determined a future amount to be paid is probable and reasonably estimable. There is significant judgment involved in making these estimates, and actual results may often be different than our best estimates.

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

    Fair value estimates used in preparation of the consolidated financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Fair values were assumed to approximate carrying values for the short-term financial instruments since their carrying amounts approximate fair values or they are receivable or payable on demand. The carrying value of long-term debt approximates fair value since the related rate of interest approximates current market rates.

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

    On January 1, 2018, we adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and determined the new guidance does not change our policy of revenue recognition. Our primary source of revenue is through the recognition of royalty and milestone payments from EBS. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the Adapt Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN® sales reported by EBS.There are no performance obligations by us and we are paid accordingly by the royalty report provided by EBS on a quarterly basis. There is no disaggregation of revenue given that the licensing revenue is based on one agreement, and the nature and timing of revenue is predicated on the sales of NARCAN® reported to us by EBS each quarter. In regards to treatment revenue, we received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of our stock. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. (See Note 8 to the Consolidated Financial Statements - Revenue).
    In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. We evaluated our grant with NIDA and the contract with BARDA and determined that they fall within the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, we recognize revenue from our grants and contracts in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.

Licensing Agreement

    Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our nasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by EBS. During the years ended December 31, 2020 and 2019 we recognized net royalty and milestone revenue of $27,401,919 and $37,592,401, respectively related to this agreement.

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

Effect of Inflation

    Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations in 2020 and 2019.
Off-Balance Sheet Arrangements
    None.
Recent Accounting Pronouncements
    We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the consolidated financial statements and in this, Report, filed on Form 10-K for the year ended December 31, 2020 (See Note 3 - Summary of Significant Accounting Policies).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
    We are not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.
Opiant Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Opiant Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Opiant Pharmaceuticals, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity , and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 , and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2013.
Houston, Texas
March 4, 2021

Opiant Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$48,251,336	$30,980,473
Accounts receivable	8,910,975	7,218,367
Prepaid expenses and other current assets	1,936,842	1,055,816
Total current assets	59,099,153	39,254,656

Non-current assets
Property and equipment, net	171,190	243,039
Right of use assets - operating leases	278,455	768,441
Patents and patent applications, net	13,000	14,373
Other non-current assets	1,051,234	—
Total assets	$60,613,032	$40,280,509

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,966,479	$1,316,773
Accrued salaries and wages	908,516	1,237,661
Royalty payable	1,908,072	1,620,182
Deferred revenue	354,756	918,272
Operating leases - current	282,421	516,931
Total current liabilities	6,420,244	5,609,819

Long-term liabilities
Operating leases - long term	—	254,664
Convertible debt, net of unamortized discount	18,700,546	—
Total liabilities	25,120,790	5,864,483

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized;
4,258,105 and 4,186,438 shares issued and outstanding at December 31, 2020 and 2019, respectively.	4,259	4,187
Additional paid-in capital	100,203,979	97,239,455
Accumulated other comprehensive loss	(26,931)	—
Accumulated deficit	(64,689,065)	(62,827,616)
Total stockholders' equity	35,492,242	34,416,026
Total liabilities and stockholders' equity	$60,613,032	$40,280,509
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
Revenues
Royalty and licensing revenue	$27,401,919	$37,592,401
Treatment investment revenue	—	643,955
Grant and contract revenue	2,223,262	2,283,444
Total Revenue	29,625,181	40,519,800

Operating expenses
General and administrative	11,742,540	12,197,111
Research and development	9,240,020	9,079,351
Sales and marketing	4,686,932	611,571
Royalty expenses	6,196,706	7,720,280
Total operating expenses	31,866,198	29,608,313

Income (loss) from operations	(2,241,017)	10,911,487

Other income (expense)
Interest income, net	93,877	437,653
Interest expense	(131,007)	—
Gain on debt settlement	—	16,503
Gain (loss) on foreign exchange	(8,981)	50,172
Total other income (expense)	(46,111)	504,328

Income (loss) before income taxes	(2,287,128)	11,415,815

Income tax benefit	425,679	177,235

Net income (loss)	$(1,861,449)	$11,593,050

Other comprehensive income (loss)
Foreign Currency Translation Adjustments	(26,931)	—
Total comprehensive income (loss)	$(1,888,380)	$11,593,050

Income (loss) per share of common stock:
Basic	$(0.44)	$2.88
Diluted	$(0.44)	$2.17
Weighted average common stock outstanding
Basic	4,249,832	4,018,464
Diluted	4,249,832	5,342,378
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	3,845,361	$3,846	$91,276,086	—	$(74,420,666)	$16,859,266

Exercise of stock options	318,289	318	2,565,102	—	—	2,565,420

Exercise of warrants	11,000	11	109,989	—	—	110,000

Stock issued for services	11,788	12	160,894	—	—	160,906

Stock based compensation	—	—	3,197,384	—	—	3,197,384

Offering fees	—	—	(70,000)	—	—	(70,000)

Net income	—	—	—	—	11,593,050	11,593,050

Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$—	$(62,827,616)	$34,416,026

Exercise of stock options	12,157	12	89,988	—	—	90,000

Exercise of warrants	59,510	60	595,040	—	—	595,100

Stock based compensation	—	—	2,279,496	—	—	2,279,496

Foreign Currency Translation Adjustment	—	—	—	(26,931)	—	(26,931)

Net loss	—	—	—		(1,861,449)	(1,861,449)

Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(26,931)	$(64,689,065)	$35,492,242

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Cash flows provided by (used in) operating activities
Net income (loss)	$(1,861,449)	$11,593,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	123,680	60,809
Amortization of debt discount	16,487	—
Operating leases amortization	484,793	176,980
Stock based compensation expense	2,279,496	3,197,384
(Gain) loss on settlement of debt	—	(16,503)
Changes in assets and liabilities:
Accounts receivable	(1,692,607)	(2,729,050)
Prepaid expenses and other current assets	(1,918,109)	(788,194)
Accounts payable and accrued liabilities	1,636,326	361,223
License fees payable	—	(8,100,000)
Accrued salaries and wages	(338,352)	154,017
Decrease in operating lease liabilities	(483,412)	(173,826)
Royalty payable	287,890	621,877
Deferred revenue	(563,516)	(293,877)
Net cash provided by (used in) operating activities	(2,028,773)	4,063,890
Cash flows used in investing activities
Purchase of property and equipment	(50,887)	(302,475)
Net cash used in investing activities	(50,887)	(302,475)
Cash flows provided by financing activities

Proceeds from debt issuance	20,000,000	—
Debt issuance costs	(1,315,941)	—
Proceeds from exercise of options and warrants	685,100	2,675,420
Payment of financing costs	—	(70,000)
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	19,369,159	2,605,420

Effect of foreign currency translation on cash	(18,636)	—

Net increase in cash and cash equivalents	17,270,863	6,366,835

Cash and cash equivalents, beginning of year	30,980,473	24,613,638
Cash and cash equivalents, end of year	$48,251,336	30,980,473

Supplemental disclosure
Taxes paid during the year	$39,000	$800

Non-Cash Investing and Financing Transactions
Cashless exercise of options	$2	$19
Issuance of common stock as settlement of liability	$—	$160,906
Right of use assets obtained in exchange for new lease obligations		$948,575

The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019

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

Note 2.    Liquidity and Financial Condition

The Company had net loss of $1.9 million for the year ended December 31, 2020 and has an accumulated deficit of $64.7 million at 2020. The Company has $52.7 million of working capital at December 31, 2020. The Company has financed its operations from sale of Common Stock, and through non-equity cash investments by a number of investors, in exchange for an interest in any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product ("OORT").

    During the year ended December 31, 2020, the Company received net cash proceeds of approximately $18.7 million from a debt offering, and $0.7 million from the exercise of stock options and warrants.

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

Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $48.3 million, and $31.0 million at December 31, 2020 and December 31, 2019. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC") and as of December 31, 2020 maintains the majority of its cash balances in money market funds not insured by the FDIC. The Company also transfers certain daily available cash balances to an overnight account which earns interest and the amounts are not insured by the FDIC. Balances in the United Kingdom are insured up to £85,000 by the Financial Services Compensation Scheme (United Kingdom Equivalent). Although the Company’s cash balances exceeded these insured amounts, the Company has not experienced any losses on its cash and cash equivalents for the periods presented.
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

The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019 the Company's accounts receivable were primarily concentrated with one party, EBS.

Long-Lived Assets
The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to7 years). The Company capitalizes all asset purchases greater than $2,500 having a useful life greater than one year. The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight-line method over their estimated useful lives (20 years). The Company recorded depreciation and amortization of $123,680 and $60,809 for the years ended December 31, 2020 and 2019, respectively.

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

    For the year ended December 31, 2020, Common Stock equivalents consisting of 3,077,260 stock options and 278,800 warrants were excluded from the calculation of diluted income (loss) per share as their effect would be anti-dilutive due to the Company's net loss. The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, for the year ended December 31, 2020 and 2019:

	Year Ended	Year Ended
Numerator:	December 31, 2020	December 31, 2019
Net Income (loss)	$(1,861,449)	$11,593,050

Denominator:
Denominator for basic income (loss) per share - weighted average shares	4,249,832	4,018,464
Effect of dilutive securities:
Stock options and warrants	—	1,323,914
Denominator for diluted income (loss) per share	4,249,832	5,342,378

Income (loss) per share - Basic	$(0.44)	$2.88
Income (loss) per share - Diluted	$(0.44)	$2.17

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

The functional currency of the Company's wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited ("Opiant UK") is the British Pound, its local currency. Consequently, the assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of Opiant UK, into U.S. dollars, the reporting currency, are excluded from the determination of net loss and are recorded in accumulated other comprehensive income or loss, a separate component of equity. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

    The Company had stock-based compensation of $2.3 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively.
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
    The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying value of long-term debt approximates fair value since the related rate of interest approximates current market rates.
    At December 31, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.
Revenue Recognition
    The Company generates a large majority of revenue from the agreement with EBS. During the year ended December 31, 2020, the Company recognized 93% of revenue from its agreement with EBS.
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
    On January 1, 2018, the Company adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers using the modified retrospective method, and the Company determined the new guidance does not change the Company's policy of revenue recognition. The Company's primary source of revenue is through the recognition of royalty and milestone payments from EBS. Milestone revenue is recognized upon successful accomplishment of certain sales targets set forth in the EBS Agreement. Royalty revenue is determined based on the agreed upon royalty rate applied to NARCAN® sales reported by EBS. There are no performance obligations by the Company and the Company recognizes revenue according to the royalty report provided by EBS on a quarterly basis.
    In regards to treatment revenue, the Company received certain investments from investors in return for an interest in its existing treatments. Investors carry an option to exchange investment into shares of the Company. Revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Once the option has expired, the Company determined its performance obligations under the agreement which typically is to perform R&D services related to treatments and recognizes revenue over a period of time which is usually the expected research and development period. The treatment revenue is disaggregated by program treatments. (See Note 8 to the Consolidated Financial Statements - Revenue).

    In June 2018, the FASB issued guidance clarifying the revenue recognition and measurement issues for grants, contracts, and similar arrangements, ASU Topic 958. Government grants and contracts are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company has evaluated its grant with National Institutes of Health (“NIH”) and the contract with Biomedical Advanced Research and Development Authority (“BARDA”) and determined they are non-exchange transactions and fall within the scope of ASU 958, and revenue should be recognized in accordance with Topic 958 guidance. Accordingly, the Company recognizes revenue from its grant and contract in the period during which the related costs are incurred, provided that the conditions under which the grants and contracts were provided have been met and only perfunctory performance obligations are outstanding.

Licensing Agreement
    Pursuant to the Adapt Agreement, the Company provided a global license to develop and commercialize the Company’s intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®.

    On December 15, 2014, the Company entered into a License Agreement (the "Adapt Agreement") with Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. Emergent BioSolutions, Inc acquired Adapt in October 2018 and Adapt became its wholly owned subsidiary (collectively with Adapt, “EBS”). Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. In addition, on the SWK Closing Date, in connection with the SWK Purchase Agreement, as disclosed below, we entered into the EBS Amendment which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the United States and diligence efforts for commercialization of our Opioid Overdose Reversal Treatment Product. Under the terms of the EBS Amendment, EBS is required to use commercially reasonable efforts to commercialize the Opioid Overdose Reversal Treatment Product in the United States. In the event that EBS wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense.
    The Company also receives payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by EBS. During the years ended December 31, 2020 and 2019, the Company recognized royalty and milestone revenue of $27.4 million and $37.6 million, respectively.
Interest in Treatments
    With respect to investments in interests in treatments, if an agreement provides an option that allows the investor in the treatment to convert an interest in a treatment into shares of Common Stock, then revenue is deferred until such time that the option expires or milestones are achieved that eliminate the investor’s right to exercise the option. Upon expiration of the exercise option, the deliverables of the arrangement are reviewed and evaluated under ASC 606. In the event the investor chooses to convert interests into shares of Common Stock, that transaction will be accounted for similar to a sale of shares of Common Stock for cash.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning January 1,

2021, including interim periods. The Company does not plan to early adopt and is currently evaluating the impact of this new standard on its earnings per share calculation under the "if-converted" method related to its convertible debt.

Note 4.     Accounts Receivable

    As of December 31, 2020, the Company had accounts receivable of $8.3 million which relates to royalty revenue from sales of NARCAN®. At December 31, 2020 the Company's accounts receivable were from EBS and BARDA.

Note 5.     Prepaid Expenses and Other Current Assets

    As of December 31, 2020, the Company had approximately $1.9 million recorded as prepaid expenses and other current assets. Of this amount approximately $0.9 million was for prepaid directors and officers insurance and the remaining $1.0 million was for other prepaid insurance, rent, software services, other general prepaid items, and other current assets.

As of December 31, 2019, the Company had approximately $1.1 million recorded as prepaid expenses and other current assets. Of this amount approximately $0.7 million was for prepaid directors and officers insurance and the remaining $0.4 million was for other prepaid insurance, rent, software services, and other general prepaid items.

Note 6.     Leases

    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Consolidated Balance Sheets.

    The Company entered into two operating leases during the year ended December 31, 2019 with terms greater than 12 months. In accordance with the guidance of Topic 842, the two leases which are classified as operating leases are included in the Company's Consolidated Balance Sheet as of December 31, 2020 and 2019. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.

    Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The ROU assets and corresponding operating lease liability recognized at lease inception was $949 thousand.

The weighted average discount rate used was 9% and the weighted average remaining lease term is 0.55 years at December 31, 2020.

    The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of December 31, 2020.

Balance Sheet descriptions
Assets:	(in thousands)
Right of use assets - operating leases	$278
Liabilities:
Operating leases - current	$282
Operating leases - long term	—
Total lease liabilities	$282

    The following table summarizes the components of operating lease cost for the year ended December 31, 2020.

Lease costs (in thousands)
Operating expenses - lease costs	$574

    As of December 31, 2020, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)
2021	290
Total lease payments	290
Less imputed interest	(8)
Present value of operating lease liabilities	$282

Note 7.    Other Non-Current Assets

As of December 31, 2020, the Company had non-current prepaid expenses of approximately $1.1 million. The Company's non-current prepaid expenses are for advance research and development payments which will be used for projects that have estimated completion dates greater than one year.

Note 8.    Revenue
On September 19, 2018, the Company entered into a contract with BARDA, which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. On December 11, 2020, BARDA awarded an additional $3.5 million to advance the clinical development of OPNT003. The modification increases the total potential value of the contract to $8.1 million. BARDA has awarded approximately $6.5 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the year ended December 31, 2020, the Company recognized revenue of $0.7 million related to this contract.
Deferred revenue
    On December 17, 2013, the Company entered into an agreement with an investor, Potomac, and subsequently received additional funding totaling $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the Company’s BED treatment product (the “BED Treatment Product”) and pay the investor 0.5% of the BED Net Profit in perpetuity (the “2013 0.5% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by December 17, 2016, the investor would have a 60-day option to exchange its entire 0.5% Investor Interest for 31,250 shares of Common Stock. On February 17, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in February 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the years ended December 31, 2020 and 2019 the Company recognized approximately zero and $115.9 thousand, respectively of revenue relating to the agreement.

    On September 17, 2014, the Company entered into an agreement with an investor, Potomac, and subsequently received funding totaling $500 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 1.0% interest in the Company’s BED Treatment Product and pay the investor 1.0% of the BED Net Profit generated from the BED Treatment Product in perpetuity (the “1.0% Investor Interest”). “BED Net Profit” is defined as the pre-tax profit generated from the BED Treatment Product after the deduction of all expenses incurred by and payments made by the Company in connection with the BED Treatment Product, including but not limited to an allocation of Company overhead. In the event that the BED Treatment Product was not approved by the FDA by September 17, 2017, the investor would have a 60-day option to exchange its entire 1.0% Investor Interest for 62,500 shares of Common Stock. On November

15, 2017, the investor’s option to receive the shares of Common Stock terminated by its terms, which resulted in the Company beginning to recognize revenue in relation to this agreement in November 2017. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the years ended December 31, 2020 and 2019 the Company recognized approximately zero and $313.7 thousand, respectively of revenue relating to the agreement.

    On July 20, 2015, the Company entered into an agreement with an investor, Potomac, and subsequently received funding from an individual investor in the amount of $250 thousand for use by the Company for any purpose. In exchange for this funding, the Company agreed to provide the investor with a 0.5% interest in the BED Net Profit (the “2015 0.5% Investor Interest”) generated from the BED Treatment Product in perpetuity. The investor also has rights with respect to the 2015 0.5% Investor Interest if the BED Treatment Product is sold or the Company is sold. During June 2019 the Company determined it would not continue development efforts on the BED Treatment Product. During the years ended December 31, 2020 and 2019, the Company recognized revenue of approximately zero and $214.3 thousand, respectively related to this agreement.

    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003 (nasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose. The Company has been awarded approximately $5.6 million through the period ending March 31, 2021, with the remaining $1.8 million balance expected to be funded, subject to available funds and satisfactory progress on the development of OPNT003. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognizes revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the years ended December 31, 2020 and 2019, the Company received cash of $1.0 million and $2.4 million, respectively and recognized revenue of approximately $1.6 million and $2.0 million, respectively related to this grant.

The following is a summary of the Company’s deferred revenue activity for the years ended December 31, 2020 and 2019:

(in thousands)	NIH Grant	BED	Total
Balance as of December 31, 2018	$568	$644	$1,212
Cash Received from NIH	2,400	—	2,400
Recognized as revenue	(2,050)	(644)	(2,694)
Balance as of December 31, 2019	$918	$—	$918
Cash Received from NIH	1,000	—	1,000
Recognized as revenue	(1,563)	—	(1,563)
Balance as of December 31, 2020	$355	$—	$355

    As of December 31, 2020, the Company had recorded approximately $0.4 million of its deferred revenue as a current liability because the Company expects to recognize that amount as revenue during the next 12 months. Current and long-term deferred revenue are detailed in the following table:

Deferred Revenue (in thousands)	NIH Grant	BED	Total
Current portion	$355	$—	$355
Long-term portion	—	—	—
Total	$355	$—	$355

Note 9.     License Fee Payable

On February 28, 2018, the Company was notified that EBS had entered into a license agreement with a Third Party (as defined in the Adapt Agreement) with regard to one or more patents pursuant to which EBS invoked its right under Section 5.5 of the Adapt Agreement to offset 50% of certain payments paid to such Third Party from the amounts payable by EBS to the Company under the Adapt Agreement and SWK under the SWK Purchase Agreement. On March 1, 2018, the Company received net milestone payments of $6.1 million, which was net of 50% of a license fee payment EBS made to the Third Party.

EBS reduced such milestone payment by $6.25 million pursuant to Section 5.5 of the Adapt Agreement. The portion of the milestone payment that the Company would have otherwise received was reduced by $5.6 million.

As provided in Amendment No. 2 to the Adapt Agreement, which the parties entered into on March 18, 2019, EBS has made and will in the future make payments to the Third Party Licensee and will be allowed to reduce the royalties and milestones that the Company would be due under the License Agreement by a maximum of $9.0 million in relation to such payments. Under the SWK Purchase Agreement, the Company retains 90% of the royalties payable under the Adapt Agreement, with SWK entitled to 10%. The maximum amount payable by the Company is therefore $8.1 million (90% of $9 million), of which the Company has recorded $5.4 million as a current liability and $2.7 million as a long-term liability at December 31, 2018. As provided in Amendment No. 2, EBS will be allowed to reduce the royalties and milestones that the Company would be due under the Adapt Agreement during the year ended December 31, 2019 by a maximum of $1.8 million each quarter. As provided in the Adapt Agreement, if Net NARCAN® Sales (as defined in the Adapt Agreement) exceed $200 million in any calendar year, the Company and SWK will be due a milestone of $15.0 million. Under Amendment No. 2, if this $15.0 million milestone becomes payable to the Company and SWK, EBS may deduct $2.7 million from the $13.5 million (90% of $15.0 million) milestone payable to the Company.

As of December 31, 2019, the Company has paid the amount payable of $8.1 million as net sales of NARCAN® exceeded $200 million during the nine months ended September 30, 2019. Accordingly, as of December 31, 2019 no further payments are due related to the License Fee Payable.

Note 10. Royalty Payable

    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. The following table sets forth the royalty payable to certain investors as of December 31, 2020 and 2019:

(in thousands)	Net Profit %	December 31, 2020	December 31, 2019

Potomac	10.2%	$822	$698
LYL	5.0%	402	341
Welmers	1.5%	121	103
Foundation	6.0%	483	410
Pendergast	1.0%	80	68
Royalty payable	23.7%	$1,908	$1,620

Note 11. Long Term Debt

    On December 10, 2020 (the “Closing Date”), the Company, entered into a Note Purchase and Security Agreement (the “Loan Agreement”) with a syndicate of Pontifax Medison Finance, and Kreos Capital VI (Expert Fund) LP, (collectively, the “Lender”).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $50.0 million in three tranches as follows: (a) on the Closing Date, a loan in the aggregate principal amount of $20.0 million, (b) upon the submission of a New Drug Application with the U.S. Food and Drug Administration, a loan in the aggregate principal amount of $10.0 million, and (c) upon FDA approval of an opioid overdose product, a loan in the aggregate principal amount of $20.0 million (each a “Loan, and collectively, the “Loans”).

The outstanding principal of each term Loan bears an average interest rate of 8.75% per annum based on the date of issuance and a year consisting of 365 days. There is an interest-only period of 30 months, with interest on outstanding Loans payable on a quarterly basis based on the principal amount outstanding during the preceding quarter. After the interest-only period, principal of the outstanding Loans is payable in ten equal quarterly installments. All Loans have a maturity date of October 1, 2025.

Each Lender may, at its option, elect to convert up to half of the then-outstanding Loans and all accrued and unpaid interest thereon into shares of Common Stock. The “Conversion Price” shall be $19.64 subject to certain customary adjustments as specified in the Loan Agreement.

The Company’s obligations are secured by a security interest, senior to any current and future debts and to any security interest, in all of Company’s right, title, and interest in, to and under all of Company’s property and other assets, other than its NARCAN® Nasal Spray licensed intellectual property and other limited exceptions specified in the Loan Agreement.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company.

On December 10, 2020, The Company received the first tranche of $20 million. The Company recognized fees of approximately $1.3 million related to the debt offering which is amortized over the term of the debt. The Company amortized approximately $16 thousand of these fees to interest expense.

Note 12. Commitments and Contingencies
Commitments

    The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:

a.The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.

During the year ended December 31, 2020, the Company incurred approximately, $924,972 in aggregate fees related to Torreya. As of December 31, 2020, the Company has an accrued liability of $281,684 owed to Torreya.
b.On November 19, 2015, the Company issued 14,327 shares of unregistered Common Stock upon the execution of a binding letter of intent to agree to negotiate and enter into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. The shares issued in this transaction were valued using the stock price at issuance date and amounted to approximately $120.3 thousand. Pursuant to the LOI, the Company is obligated to issue up to an additional 92,634 shares of unregistered Common Stock upon the occurrence of various milestones.

As of September 30, 2019, the Company was required to issue an additional 11,788 shares of unregistered Common Stock pursuant to the LOI. The Company was obligated to issue these shares as a milestone payment when net NARCAN® Sales exceed $200.0 million, which occurred during the nine months ended September 30, 2019. The shares were issued December 9, 2019, and the Company recorded non-cash research and development expense of $177,409, and a $16,503 gain on settlement of liability recorded to other expense.
c.On May 7, 2019, the Company entered into a Sub-Sublease with PERL Mortgage, Inc. to sublease office space located at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401, and this is the Company's headquarters. The lease commenced on July 1, 2019 and expires August 31, 2021. Prior, the Company had a Sublease with Standish Management, LLC to sublease office space on a month-to-month basis, located at 201 Santa Monica Boulevard, Suite 500, Santa Monica, CA 90401, which was the Company's headquarters. The Company provided notice to terminate the lease with Standish Management, LLC effective July 31, 2019.
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
During the years ended December 31, 2020 and 2019 Company incurred approximately $578 thousand and $523 thousand, respectively of rent expense.
d.On June 22, 2017, the Company entered into a license agreement (the "License Agreement") and a related supply agreement (the “Supply Agreement”) with Aegis Therapeutics LLC ("Aegis") pursuant to which the Company was granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Aegis Product”), in each case of (a) and (b) for any and all purposes. The License Agreement restricts the Company's ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and the Company shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The License Agreement also restricts Aegis’s ability to compete with the Company worldwide with respect to the Exploitation (as defined in the License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without the Company's prior written consent. The effective date of the License Agreement and the Supply Agreement is January 1, 2017.
As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Aegis Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Aegis Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Aegis Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a product-by-product or country-by-country basis upon 30 days’ prior written notice to Aegis.
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
For the years ended December 31, 2020 and 2019, the Company recorded $0 of expense associated with the License Agreement.
e.On July 22, 2020, the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $7.2 million. The Company paid a deposit of approximately $1.1 million which is included in other non-current assets in the consolidated balance sheet at December 31, 2020.
f.On October 26, 2020, the Company entered into a Master Services Agreement (“MSA”) with AptarGroup, Inc. (“Aptar”) to provide non-exclusive technology access and co-development services for the development and submission of an opioid antagonist for the treatment of opioid overdose using Aptar’s nasal Unidose device (the “UDS Device”). In addition to the cost of the UDS Devices, the Company expects to spend up to approximately $5.2 million over the course of the development program.

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

The Company and EBS (collectively, “Plaintiffs”), filed complaints, in 2016 against Teva Pharmaceuticals Industries Ltd. (“Teva”) and in 2018 against Perrigo UK FINCO Limited Partnership (“Perrigo”), relating to Teva’s and Perrigo’s respective abbreviated new drug applications (each, an “ANDA”) seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray.

On February 12, 2020, Plaintiffs and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a non-exclusive license under the Company's patents licensed to EBS to make, have made and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.

Closing arguments in the Teva trial were held on February 26, 2020. On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Our commercial partner EBS, has appealed the decision to the Court of Appeals for the Federal Circuit.

On September 7, 2018, the Company entered into a Development Agreement to develop a device capable of administrating nalmefene hrydrochloride and related Agreement for Reimbursement of Capital Expenditure and Service Fees (collectively, "Agreement") with Aesica Queenborough Limited ("Aesica"). On October 28, 2020, the Company notified Aesica that, effectively immediately, the Company terminated the Agreement pursuant to Section 18.2(a) of the Agreement. As of December 31, 2020, the Company has recorded a liability and related expense of $1,200,000 related to the termination.

Note 13. Stockholder's Equity
Common Stock
During the year ended December 31, 2020
Common Stock

    During the year ended December 31, 2020 the Company issued 71,667 shares of Common Stock as a result of employee stock option and warrant exercises, and received net cash proceeds of approximately $0.7 million.
During the year ended December 31, 2019

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
Stock Options
    On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Plan was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than ten years. As of December 31, 2020, the Company had 161,342 shares available for future issuance under the 2017 Plan.
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

    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the years ended December 31, 2020 and 2019, is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,885,500	$7.30	6.04	$20,633,100
Exercised	(379,167)	$9.03
Forfeited	(5,833)	$10.00
Outstanding at December 31, 2019	2,500,500	$7.03	5.05	$18,426,325
Exercised	(20,000)	$9.50
Forfeited	(15,000)	$10.00
Outstanding at December 31, 2020	2,465,500	$6.99	4.09	$2,773,190
Exercisable at December 31, 2020	2,430,502	$6.95	4.15	$2,773,190

During the years ended December 31, 2020 and 2019, the Company recognized approximately $1,235 and $152 thousand of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods. As of December 31, 2020, there is $0 of unrecognized compensation costs related to non-vested stock options.
The 2017 Plan

    The assumptions used in the valuation of options granted under the 2017 Plan during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Market value of stock on measurement date	$8.79 to $13.60	$11.26 to $15.65
Risk-free interest rate	0.33% to 1.68%	1.67% to 2.57%
Dividend yield	—%	—%
Volatility factor	91% to 101%	104% to 139%
Term (years)	5.5 to 6.25	5.5 to 6.25

    Stock option activity for options granted under the 2017 Plan during the years ended December 31, 2020 and 2019 is presented in the table below:

	Number of Shares Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	343,550	$28.97	8.95	$840
Granted	193,700	$13.82
Expired	—
Forfeited	(45,300)	$17.9
Outstanding at December 31, 2019	491,950	$24.08	8.43	$81,888
Granted	191,500	$12.12
Expired	—
Forfeited	(71,690)	$15.05
Balance at December 31, 2020	611,760	$21.39	7.85	$—
Exercisable at December 31, 2020	323,055	$26.01	7.25	$—

During the year ended December 31, 2020 and 2019, the Company recognized approximately $2.1 million and $3.0 million of non-cash expense related to vested options granted during these periods. As of December 31, 2020, there was approximately $1.3 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Units

    Restricted stock activity during the year ended December 31, 2020 is presented in the following table.

	Number of Shares	Grant Date Fair Value Per Share
Restricted stock units outstanding December 31, 2019	27,000	$14.51
Restricted stock granted	49,600	$12.00
Restricted stock forfeited	(27,000)	$14.51
Restricted stock units outstanding December 31, 2020	49,600	$12.00

    Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the year ended December 31, 2020, the Company recognized approximately $0.2 million of non-cash expense related to restricted stock units. As of December 31, 2020, there was $0.3 million of total unrecognized compensation cost related to restricted stock units.

Warrants
    Warrant activity for the years ended December 31, 2020 and 2019 is presented in the table below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	353,610	$9.78	4.6	$1,651,165
Exercised	(11,000)	$10.00
Outstanding at December 31, 2019	342,610	$9.77	3.71	$1,585,084
Exercised	(59,510)	$10.00
Forfeited	(4,300)	$10.00
Outstanding at December 31, 2020	278,800	$9.72	3.51	$1,164
Exercisable at December 31, 2020	278,800	$9.72	3.51	$1,164

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

     Under all of the Potomac Agreements listed above, any buyback rights provided in the Potomac Agreements or the Potomac Amendment have expired as of December 31, 2020.

    The Company granted Potomac the right to receive 2.5525% of the Net Profit (as defined in the Potomac Agreements) generated from OPNT003 (as defined in the Potomac Amendment). In the event that the Company is sold, Potomac will receive 2.5525% of the net proceeds of such sale, after the deduction of all expenses and costs related to such sale. Additionally, from the Potomac Effective Date until the four year anniversary of the Potomac Effective Date (the “Potomac OPNT003 Interest Buyback Expiration Date”), the Company may buyback all or any portion of the OPNT003 Interest (as defined in the Potomac Amendment) upon written notice to Potomac (the “Potomac OPNT003 Interest Buyback Notice), at the price of $382,875 per 2.5525% of OPNT003 Interest (the “Potomac OPNT003 Interest Buyback Amount”); provided, that in the event the Potomac OPNT003 Interest Buyback Notice is provided within 2.5 years of the Potomac Effective Date, the Company shall pay Potomac two times the Potomac OPNT003 Interest Buyback Amount within ten business days of providing the Potomac OPNT003 Interest Buyback Notice; provided, further, that, in the event the Potomac OPNT003 Interest Buyback Notice is provided after 2.5 years of the Potomac Effective Date and on or prior to the Potomac OPNT003 Interest Buyback Expiration Date, the Company will pay Potomac 3.5 times the Potomac OPNT003 Interest Buyback Amount within ten business days of providing the Potomac OPNT003 Interest Buyback Notice. During September, 2019, we notified Potomac of our intent to exercise our right to buy back the entire 2.5525% OPNT003 Interest at the Buyback amount of $765,500. The payment was made in October 2019.

Note 15. Income Taxes
    The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, the Company’s deferred tax assets primarily relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2020, the Company had federal net operating loss carry forwards, which are available to offset future taxable income, of $7,740,730. The Company’s NOL carryforwards generated prior to January 1, 2018 of $2,504,711 can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2035. No provision was made for federal income taxes as the Company has NOLs. All of the Company's income tax years remained open for examination by taxing authorities. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	December 31, 2020	December 31, 2019
Net loss before taxes at statutory rate	$(352,562)	$2,852,268
Permanent items	479,115	717,020
Temporary items	312,649	(2,169,777)
Income tax expense at statutory rate	439,202	1,399,511
Valuation allowance	(864,881)	(1,576,746)
Income tax benefit per books	$(425,679)	$(177,235)

Net deferred tax assets consist of the following components as of:

	December 31, 2020	December 31, 2019
Net operating loss carryover at statutory rate	$3,881,105	$3,960,658
Stock-based compensation expense	2,923,099	3,056,099
Fixed asset depreciation	(38,863)	(24,681)
Intangibles amortization	(1,081)	(997)
Other	307,044	103,604
Total	$7,071,304	$7,094,683

Valuation allowance	$(7,071,304)	$(7,094,683)
Net deferred tax asset	$—	$—

The Company had no uncertain tax positions at December 31, 2020 and December 31, 2019.
    On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the "Act") was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%. In connection with the Company’s initial analysis of the impact of the Tax Act, no discrete net tax benefit or expense in the period ended December 31, 2017 is recorded. This is primarily due to the change in valuation allowance offsets a net benefit or expense for the corporate rate reduction. Open federal tax years are December 21, 2018 and December 31, 2019. Open state tax years are July 31, 2016 (California) December 31, 2017, December 31, 2018, and December 31, 2019.

Note 16.     Subsequent Events
    On January 4, 2021, the Company granted options to employees to purchase 15,300 shares of Common Stock at an exercise price of $11.60 per share, which represents the per share closing price of Common Stock on the dates of grant. These options were issued under the 2017 Plan and have a ten year term. The options vest as follows: 25% of the options vest starting March of 2021 through July of 2021 with 1/48th of the option shares vesting monthly thereafter.

On January 26, 2021, the Company granted options to employees to purchase 114,310 shares of Common Stock at an exercise price of $12.15 per share, which represents the per share closing price of the Company’s Common Stock on the date of grant. These options were issued under the 2017 Plan and have a ten year term. The options vest as follows: 1/48th of the option vest every month on the anniversary of the grant date.

    On January 26, 2021, the Company also issued restricted common shares to certain employees for 61,043 shares of Common Stock. The price of the Common Stock on the date of issuance was $12.15 per share. The restricted stock options

("RSU") were issued under the 2017 Plan. Of the 61,043 RSU's issued, 47,250 vest 25% each year for the next four years on the anniversary of the grant date, and 13,793 of the RSU's vest 100% on the one year anniversary of the issue date.

On February 10th and 11th, 2021, 20,000 options were exercised at a price of $6.00 per share. The Company received $120,000 of cash proceeds from the option exercises.

On February 11th, 2021, 7,000 options were exercised at a price of $10.00 per share. The Company received $70,000 of cash proceeds from the option exercises.

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
Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
    This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm as we are small reporting company and within the SEC rules not required to have an attestation report from our registered public accounting firm.
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 14.  Principal Accounting Fees and Services.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.

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

3(i).2	Nevada Articles of Merger, filed October 2, 2017 (incorporated herein by reference to Exhibit 3(i).2 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

3(i).3	Delaware Certificate of Merger, filed October 2, 2017 (incorporated herein by reference to Exhibit 3(i).3 to the Company’s Current Report on Form 8-K filed on October 6, 2017).

3(ii).1	Amended and Restated Bylaws of Opiant Pharmaceuticals, Inc., (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2019).

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

10.94†
Master Services Agreement dated July 1, 2020 and Project Scope Agreement dated July 22, 2020 between the Company and Summit Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 28, 2020).

10.95†
Master Services Agreement dated October 26, 2020 between the Company and AptarGroup, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 29, 2020).

10.96†
Registration Rights Agreement, dated December 10, 2020, by and among the Company and the parties named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 10, 2020).

10.97†
Note Purchase and Security Agreement, dated December 10, 2020, by and among the Company and the parties named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 10, 2020).

10.98†
Amendment of Solicitation/Modification dated December 14, 2020 to the Contract between the Company and Biomedical Advanced Research and Development Authority dated September 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

23.1*	Consent of MaloneBailey, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the years ended December 31, 2020 and 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019, (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

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

Opiant Pharmaceuticals, Inc.

Date:	March 4, 2021	By:	/s/ Dr. Roger Crystal
Dr. Roger Crystal
Chief Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2021.

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ David D. O'Toole	Chief Financial Officer
	David D. O'Toole	(Principal Financial and Accounting Officer)

By:	/s/ Craig Collard	Chairman of the Board of Directors
Craig Collard

By:	/s/ Thomas T. Thomas	Director
Thomas T. Thomas

By:	/s/ Dr. Gabrielle Silver	Director
Dr. Gabrielle Silver

By:	/s/ Ann MacDougall	Director
Ann MacDougall

By:	/s/ Richard J. Daly	Director
Richard J. Daly

By:	/s/ Dr. Michael Sinclair	Director
Dr. Michael Sinclair