Form 10-Q
period 2021-03-31
OPIANT PHARMACEUTICALS, INC.
filed 2021-05-11
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

As of May 3, 2021, the registrant had 4,330,594 shares of common stock outstanding.

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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$35,449,563	$48,251,336
Marketable Securities	12,598,400	—
Accounts receivable	5,609,021	8,910,975
Prepaid and other current assets	2,446,768	1,936,842
Total current assets	56,103,752	59,099,153

Other assets
Marketable Securities	2,500,675	—
Property and equipment - net	140,061	171,190
Right of use assets - operating leases	146,145	278,455
Patents and patent applications - net	12,657	13,000
Other non-current assets	—	1,051,234
Total assets	$58,903,290	$60,613,032

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$3,680,244	$2,966,479
Accrued salaries and wages	480,929	908,516
Royalty payable	979,489	1,908,072
Deferred revenue	859,315	354,756
Operating leases	148,623	282,421
Total current liabilities	6,148,600	6,420,244

Long-term liabilities
Convertible debt, net of unamortized discount	18,768,938	18,700,546
Total long-term liabilities	18,768,938	18,700,546

Total liabilities	24,917,538	25,120,790

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,330,594 and 4,258,105 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,331	4,259
Additional paid-in capital	101,529,146	100,203,979
Accumulated other comprehensive loss	(14,430)	(26,931)
Accumulated deficit	(67,533,295)	(64,689,065)
Total stockholders' equity	33,985,752	35,492,242

Total liabilities and stockholders' equity	$58,903,290	$60,613,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended March 31,
	2021	2020
Revenues
Royalty revenue	$4,333,500	$4,198,500
Grant and contract revenue	2,053,384	84,086
Total revenue	6,386,884	4,282,586

Operating expenses
General and administrative	2,646,329	2,573,311
Research and development	4,088,187	1,420,985
Sales and marketing	997,574	1,076,527
Royalty expense	979,466	934,005
Total operating expenses	8,711,556	6,004,828

Loss from operations	(2,324,672)	(1,722,242)

Other income (expense)
Interest income	3,199	76,599
Interest expense	(536,886)	—
Gain on foreign exchange	14,129	—
Total other income (expense)	(519,558)	76,599

Loss before income taxes	(2,844,230)	(1,645,643)

Income tax expense	—	39,000

Net loss	$(2,844,230)	$(1,684,643)

Other comprehensive loss:
Foreign currency translation adjustment	12,501	(293,491)
Comprehensive loss	$(2,831,729)	$(1,978,134)

Net loss per share of common stock:
Basic and diluted	$(0.66)	$(0.40)
Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	4,282,923	4,224,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(64,689,065)	$(26,931)	$35,492,242
Exercise of stock options	65,962	66	579,553	—	—	579,619
Restricted stock issued	6,527	6	(6)	—	—	—
Stock based compensation	—	—	745,620	—	—	745,620
Net loss	—	—	—	(2,844,230)	—	(2,844,230)
Foreign currency translation adjustment	—	—	—	—	12,501	12,501
Balance at March 31, 2021	4,330,594	$4,331	$101,529,146	$(67,533,295)	$(14,430)	$33,985,752

Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$—	$34,416,026
Exercise of stock options	12,157	12	89,988	—	—	90,000
Exercise of warrants	59,510	60	595,041	—	—	595,101
Stock based compensation	—	—	686,599	—	—	686,599
Net loss	—	—	—	(1,684,643)	—	(1,684,643)
Other comprehensive income - foreign currency translation adjustment	—	—	—	—	(293,491)	(293,491)
Balance at March 31, 2020	4,258,105	$4,259	$98,611,083	$(64,512,259)	(293,491)	$33,809,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net loss	$(2,844,230)	$(1,684,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,472	37,254
Amortization of debt discount	68,392	—
Non-cash lease expense	127,708	117,895
Stock based compensation	745,620	686,599
Change in assets and liabilities:
Accounts receivable	3,301,954	3,013,061
Prepaid and other current assets	553,802	24,489
Accounts payable and accrued expenses	613,873	144,786
Accrued salaries and wages	(332,875)	(630,306)
Lease liabilities	(129,196)	(117,122)
Royalty payable	(928,583)	(686,178)
Deferred revenue	504,559	(75,853)
Net cash provided by operating activities	1,712,496	829,982

Cash flows from investing activities
Purchase of marketable securities	(15,108,782)	—
Proceeds from sale of property and equipment	—	6,596
Net cash (used in) provided by investing activities	(15,108,782)	6,596

Cash flows provided by financing activities
Proceeds from stock option and warrant exercises	579,619	685,101
Net cash provided by financing activities	579,619	685,101

Effect of foreign currency translation on cash	14,894	(304,631)

Net increase (decrease) in cash and cash equivalents	(12,801,773)	1,217,048
Cash and cash equivalents, beginning of period	48,251,336	30,980,473
Cash and cash equivalents, end of period	$35,449,563	$32,197,521

Supplemental disclosure
Interest paid during the period	$114,521	$—

Supplemental disclosure of non-cash finance transactions
Issuance of restricted stock	$6	$—
Cashless exercise of options	$—	$2

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
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2021 and December 31, 2020, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited, a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.
    The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2021.
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
Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $35.4 million and $48.3 million at March 31, 2021 and December 31, 2020, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the three months ended March 31, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

    The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	For the Three Months Ended March 31,
	2021	2020
Options to purchase common stock	3,142,908	3,025,421
Warrants to purchase common stock	278,800	278,800
Total	3,421,708	3,304,221

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

Note 3.     Marketable Securities
The Company invests in debt securities and has the intent and ability to hold until maturity. Therefore, the Company's Securities are classified as held-to-maturity. The Company's debt securities are all U.S. Treasury securities. The investments in debt securities are carried at either amortized cost or fair value. As of March 31, 2021, the Company had a total of $15.1 million of total marketable securities all invested in U.S. Treasury's of which approximately $2.5 million was classified as a long term asset, as the maturity is greater than on year, and $12.6 million classified as a short term asset as the maturity is greater than three months, but less than one year. Any debt securities with original maturities of three months or less are classified as cash equivalents.

Note 4.     Accounts Receivable

    As of March 31, 2021 and December 31, 2020, the Company had accounts receivable of $5.6 million and $8.9 million respectively, which primarily relates to royalty revenue from sales of NARCAN®.

Note 5. Prepaid Expenses and Other Current Assets
    As of March 31, 2021, the Company had prepaid expenses and other current assets of approximately $2.4 million. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
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
    Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. The ROU asset is recognized as lease expense on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 9% as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 9% and the weighted average remaining lease term is 0.33 years. The ROU asset and corresponding operating lease liability recognized at lease inception in 2019 was $0.95 million.
    The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of March 31, 2021.

Balance Sheet descriptions	March 31, 2021
Assets:	(in thousands)
Right of use assets - operating leases	$146
Liabilities:
Operating leases - current	$149
Total lease liabilities:	$149

The following table summarizes the components of operating lease cost for the three months ended March 31, 2021:

Lease costs, (in thousands)	Three months ended March 31, 2021
Operating expenses lease costs	$148

    As of March 31, 2021, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	March 31, 2021

Total lease payments	151
Less imputed interest	(2)
Present value of operating lease liabilities	149
Note 7. Other Non-Current Assets

As of March 31, 2021 and December 31, 2020, the Company had non-current prepaid expenses of zero and approximately $1.1 million, respectively. The Company's non-current prepaid expenses are for advance research and development payments which will be issued for projects that have estimated completion dates of more than one year. As of March 31, 2021 all prepaid research and development expenses is classified as current as the services are expected to be provided prior to March 31, 2022.
Note 8. Revenue
    The Company's primary source of revenue is from royalty and milestone payments received from NARCAN® net sales by EBS. During the three months ended March 31, 2021 the Company recorded revenue of $4.3 million, related to its agreement with EBS.

    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $8.1 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $6.5 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the three months ended March 31, 2021 the Company recognized revenue of $1.4 million related to this contract.

Deferred revenue
    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003. The Company has been awarded the entire $7.4 million through the period ending March 31, 2022. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the three months ended March 31, 2021, the Company recognized revenue of $682 thousand related to this grant.
    As of March 31, 2021, the Company had recorded all of its deferred revenue as a current liability because the Company expects to recognize all such deferred revenue as revenue during the next 12 months.
    The following is a summary of the Company’s deferred revenue activity as of March 31, 2021:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2020	$355	$355
Additions to deferred revenue	1,187	1,187
Recognized as revenue	(683)	(683)
Balance as of March 31, 2021	$859	$859

Note 9. Royalty Payable

    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP Net Profit generated from NARCAN® sales by EBS into perpetuity. As of March 31, 2021 and December 31, 2020, the Company recorded a royalty payable of $1.0 million and $1.9 million, respectively.
Note 10. Long Term Debt
As of March 31, 2021 and December 31, 2020 the Company had long term debt of $18.8 million and $18.7 million, respectively. There have been no changes to the maturity or other conditions of the debt for the three months ended March 31, 2021.
Note 11. Stockholders' Equity

Common Stock

    During the three months ended March 31, 2021, the Company issued 65,962 shares of Common Stock as a result of stock option exercises, and received net cash proceeds of approximately $0.6 million.

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

    As provided in the 2017 Plan, on January 1, 2021 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2020, which represents an increase of 170,234 shares. As of March 31, 2021, the Company had 139,013 shares available for future issuance under the 2017 Plan.

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

Pre-2017 Non-Qualified Stock Options

    As of December 31, 2020, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,465,500 shares of the Company's Common Stock. During the three months ended March 31, 2021, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the three months ended March 31, 2021 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	2,465,500	$6.99	4.09	$2,773,190
Exercised	(65,962)	8.79
Forfeited	—	—
Outstanding at March 31, 2021	2,399,538	$6.94	3.93	$8,821,839

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of March 31, 2021 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at March 31, 2021	2,364,540	$6.90
Non-vested at Non-vested at March 31, 2021	34,998	$10.00

During the three months ended March 31, 2021 and 2020, the Company recognized zero and $1 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of March 31, 2020, there was no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

    During the three months ended March 31, 2021, the Company granted options to a number of employees and non-employees to purchase 134,610 shares of the Company’s Common Stock at exercise prices from $8.20 to $12.15 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. Option grants to existing employees vest as follows: 1/48th of the option shares vest each month through the fourth anniversary of the grant date. Option grants to new employees vest as follows: 25% of the option shares vest on the one year anniversary of the grant date, and then 1/48th of the option shares vest on such date each month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value of the option grants to be $1.2 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the three months ended March 31, 2021 were as follows:

For the Three Months Ended March 31, 2021
Market value of stock on measurement date	$8.2 to $12.15
Risk-free interest rate	0.5% to 1.11%
Dividend yield	—
Volatility factor	80.14% to 88.79%
Term	5.50 to 6.25 years

Stock option activity for options granted under the 2017 Plan during the three months ended March 31, 2021 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	611,760	$21.39	7.85	$—
Granted	134,610	$11.65
Exercised	—	—
Forfeited	(3,000)	$8.2
Balance at March 31, 2021	743,370	$19.68	7.99	$52,641

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of March 31, 2021 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested at March 31, 2021	370,219	24.32
Non-vested at March 31, 2021	373,151	$12.02

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.6 million and $0.7 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of March 31, 2021, there was approximately $1.9 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Activity

    The following summarizes the restricted stock activity under the Company's 2017 Plan during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2020	49,600	$12.00
Restricted stock granted	61,043	$12.15
Restricted stock vested	(6,527)	$13.60
Restricted stock outstanding and unvested at March 31, 2021	104,116	$11.99

    Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the three months ended March 31, 2021, the Company recognized approximately $182.5 thousand of non-cash expense related to restricted stock units. As of March 31, 2021, there was $0.9 million of total unrecognized compensation cost related to restricted stock units.

Warrants

During the three months ended March 31, 2021, the Company did not issue any warrants.

Warrant activity for the three months ended March 31, 2021 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	278,800	$9.72	3.51	$1,164
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2021	278,800	$9.72	3.26	$—
Exercisable at March 31, 2021	278,800	$9.72	3.26	$—

Note 12. Commitments and Contingencies

Commitments
    The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:
Aptar Agreement
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
Summit Agreement

On July 22, 2020, the Company the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $7.3 million of which a deposit of approximately $1.1 million was paid as of March 31, 2021, which is included in current assets in the condensed consolidated balance sheet.

Torreya Agreement

    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.

During the three months ended March 31, 2021 and 2020, the Company recorded $146 thousand and $129 thousand, respectively of expense related to Torreya.
Exclusive License and Collaboration Agreement

    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the three months ended March 31, 2021.
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

    For the three months ended March 31, 2021, and 2020 the Company did not have any expenses associated with the License Agreement.

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

    On June 5, 2020, the U.S. District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. The Company's commercial partner Emergent BioSolutions, has appealed the decision to the Court of Appeals for the Federal Circuit.

Note 13. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
    The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto in this Report, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-K. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
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
Plan of Operation
    During the fiscal year ending December 31, 2021, we plan to continue to focus on developing medicines in our product pipeline for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). Our lead development product is OPNT003 - Nasal Nalmefene for OOR, which is further described below.
OPNT003 - Nasal Nalmefene for OOR

Development Program for OPNT003
              In 2017, NIH leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year. We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit an NDA for the drug and intranasal delivery device combination in 2021. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support the OPNT003 NDA application.
In February 2021, first patients were dosed in a confirmatory pharmacokinetic (“PK”) study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. The open label, randomized, crossover study will enroll 68 healthy volunteers and determine the pharmacokinetic profile of intranasally administered nalmefene compared to intramuscularly administered nalmefene. Results from the study are anticipated in July 2021.
                In April 2021, first subjects were dosed in a head-to-head clinical PD study comparing the effectiveness of its investigational opioid antagonist OPNT003, nasal nalmefene, with nasal naloxone.

Market and Commercial potential for OPNT003
                There is a large and growing addressable market for opioid overdose reversal agents driven by sales into community based and first responder institutions, as well as directly to patients via pharmacies. The current addressable market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement, local law enforcement, and other community groups. The co-prescribing of opioid overdose reversal agents alongside prescription opioids has also driven growth. It is estimated that only five percent of patients at higher risk of an opioid overdose have a naloxone prescription. Currently there are only eleven states that have some form of mandatory co-prescription legislation in place, however several states are considering co-prescribing legislation in the near future.
                We have full commercial rights to OPNT003, and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. As of March 31, 2021, we have been awarded the entire $7.4 million. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. In December of 2020, BARDA provided an additional commitment of up to $3.5 million. The contract modification increases the total potential value of the BARDA contract to $8.1 million. BARDA has awarded approximately $7.2 million of the contract through December 20, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions.
                As we continue to advance OPNT003 towards market approval and should we self-commercialize the product, we anticipate that our sales and marketing expenses will increase in several areas to support the development of a commercial platform that would allow us to commercialize OPNT003, as well as future pipeline products. The development of this commercial infrastructure includes increasing commercial personnel, pre-launch sales and marketing planning activities, establishing the supply chain and distribution. As we build this infrastructure, we are continuing to evaluate the ideal go-to-market strategy that will allow us to maximize the full commercial potential of OPNT003 and shareholder value.
Debt Financing

On December 10, 2020 (the “Closing Date”), we entered into a Note Purchase and Security Agreement (the “Loan Agreement”) with a syndicate of Pontifax Medison Finance, a healthcare-dedicated venture and debt fund, and Kreos Capital VI (Expert Fund) LP (collectively, the “Lender”).

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
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of March 31, 2021, we have cash, cash equivalents, and marketable securities of $50.6 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
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

Results of Operations

The following table sets forth the results of operations for the periods shown (in thousands):

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Revenues
Royalty revenue	$4,334	$4,199	$135
Grant and contract revenue	2,053	84	1,969
Total revenue	6,387	4,283	2,104
Operating expenses
General and administrative	2,646	2,573	73
Research and development	4,088	1,421	2,667
Sales and marketing	998	1,077	(79)
Royalty expense	979	934	45
Total operating expenses	8,711	6,005	2,706

Loss from operations	(2,324)	(1,722)	(602)
Other income (expense)
Interest income	3	77	(74)
Interest expense	(537)	—	(537)
Gain on foreign exchange	14	—	14
Total other income (expense)	(520)	77	(597)
Loss before income taxes	(2,844)	(1,645)	(1,199)
Income tax expense	—	39	39
Net loss	$(2,844)	$(1684)	$(1,160)

Comparison of Three Months ended March 31, 2021 to the Three Months ended March 31, 2020
Revenues
We recognized $6.4 million and $4.3 million of revenue during the three months ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021 we recognized approximately $4.3 million of revenue from the license agreement between us and EBS, and $2 million from grant and contract revenue. For the three months ended March 31, 2020, we recognized $4.2 million of revenue from the license agreement between us and EBS and $84 thousand from grant and contract revenue.
General and Administrative Expenses
Our general and administrative expenses were approximately $2.6 million for the three months ended March 31, 2021 and 2020. Personnel and related expense including stock based compensation increased by $140 thousand along with an increase of $107 thousand associated with a contract termination fee, mostly offset by a decrease in legal and professional fees of $174 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Research and Development Expenses
Our research and development expenses were $4.1 million and $1.4 million during the three months ended March 31, 2021 and 2020, respectively. External development expense increased by $2.6 million primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR. Personnel and related expense increased by approximately $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Sales and Marketing Expenses

    During the three months ended March 31, 2021, we recorded sales and marketing expenses of $1.0 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expense during the three months ended March 31, 2020 was approximately $1.1 million.

Royalty Expenses

    Our royalty expenses were $1.0 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. The increase of $0.1 million is attributable to the increase net revenue recorded from sales of NARCAN® by EBS for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Other Income (expense)
During the three months ended March 31, 2021, interest income was $3 thousand compared to interest income of $77 thousand for the three months ended March 31, 2020, which primarily resulted from a decreased rate of return on our invested cash balances.
During the three months ended March 31, 2021, interest expense was $537 thousand compared to $0 for the three months ended March 31, 2020. Interest expense is all related to our convertible debt.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$1,712	$830
Net cash (used in) provided by investing activities	$(15,109)	$7
Net cash provided by financing activities	$580	$685
Net cash provided by operating activities
During the three months ended March 31, 2021, net cash provided by operating activities was $1.7 million, which was primarily due to the net change in operating assets and liabilities of $3.6 million, stock based compensation expense of $0.7 million, and other non-cash expenses totaling $0.2 million, mostly offset by the net loss of $2.8 million.

During the three months ended March 31, 2020, net cash provided by operating activities was $0.8 million, which was primarily due to the net change in operating assets and liabilities of $1.7 million, stock based compensation expense of $0.7 million, and non-cash lease expense of $0.1 million, mostly offset by the net loss of $1.7 million.

Net cash provided by (used in) investing activities
    During the three months ended March 31, 2021, we purchased marketable securities of approximately $15.1 million.
    During the three months ended March 31, 2020, net cash provided by investing activities was $7 thousand for proceeds received from the sale of office furniture.
Net cash provided by financing activities
    During the three months ended March 31, 2021, net cash provided by financing activities was approximately $0.6 million, which was attributable to proceeds received from stock option exercises.

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

Effect of Inflation
    Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three months ended March 31, 2021 and 2020.
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
A summary of the investor agreements is below, and categorized by investor:
Potomac Construction Limited (“Potomac”)
    In 2013, 2014 and 2015, we entered into a number of agreements with Potomac for funding from Potomac for the research, development, marketing and commercialization of the Opioid Overdose Reversal Treatment Product in the total amount of $2.25 million, in exchange for a 10.21% interest in the OORTP Net Profit in perpetuity (the "Potomac Agreement"). As of December 31, 2020, all buyback rights have expired.
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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.      Legal Proceedings.

    On February 12, 2020, Emergent BioSolutions, Inc. ("EBS") and the Company entered into a settlement agreement with Perrigo UK FINCO Limited Partnership ("Perrigo") to resolve the ongoing litigation. Under the terms of the settlement, Perrigo received a non-exclusive license under the Company's patents licensed to EBS to make, have made and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva or litigation against future ANDA filers.

    On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product, and ruled in favor of Teva. The Company and EBS have appealed the decision to the Court of Appeals for the Federal Circuit.

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

    Except as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
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

OPIANT PHARMACEUTICALS, INC.

May 11, 2021	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

May 11, 2021	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)