Form 10-Q
period 2021-06-30
OPIANT PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the registrant had 4,399,675 shares of common stock outstanding.

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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$33,443,273	$48,251,336
Marketable securities	15,072,325	—
Accounts receivable	9,725,388	8,910,975
Prepaid and other current assets	2,277,000	1,936,842
Total current assets	60,517,986	59,099,153

Other assets
Property and equipment - net	108,932	171,190
Right of use assets - operating leases	1,119,129	278,455
Patents and patent applications - net	12,314	13,000
Other non-current assets	—	1,051,234
Total assets	$61,758,361	$60,613,032

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,446,983	$2,966,479
Accrued salaries and wages	890,999	908,516
Royalty payable	2,106,864	1,908,072
Deferred revenue	—	354,756
Operating leases	339,222	282,421
Total current liabilities	5,784,068	6,420,244

Long-term liabilities
Operating leases - long term	780,898	—
Convertible debt, net of unamortized discount	18,837,331	18,700,546
Total long-term liabilities	19,618,229	18,700,546

Total liabilities	25,402,297	25,120,790

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,349,599 and 4,258,105 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4,350	4,259
Additional paid-in capital	102,220,294	100,203,979
Accumulated other comprehensive loss	(18,876)	(26,931)
Accumulated deficit	(65,849,704)	(64,689,065)
Total stockholders' equity	36,356,064	35,492,242

Total liabilities and stockholders' equity	$61,758,361	$60,613,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Royalty revenue	$9,314,207	$6,257,688	$13,647,707	$10,456,188
Grant and contract revenue	1,945,103	54,843	3,998,487	138,929
Total revenue	11,259,310	6,312,531	17,646,194	10,595,117

Operating expenses
General and administrative	2,733,565	2,836,162	5,379,894	5,409,473
Research and development	3,149,503	558,311	7,237,690	1,979,296
Sales and marketing	1,022,988	1,746,917	2,020,562	2,823,444
Royalty expense	2,106,726	1,402,749	3,086,192	2,336,754
Total operating expenses	9,012,782	6,544,139	17,724,338	12,548,967

Income (loss) from operations	2,246,528	(231,608)	(78,144)	(1,953,850)

Other income (expense)
Interest income	3,637	11,494	6,836	88,093
Interest expense	(542,091)	—	(1,078,977)	—
(Loss) gain on foreign exchange	(24,483)	3,909	(10,354)	3,909
Total other income (expense)	(562,937)	15,403	(1,082,495)	92,002

Income (loss) before income taxes	1,683,591	(216,205)	(1,160,639)	(1,861,848)

Income tax (expense)	—	—	—	(39,000)

Net income (loss)	$1,683,591	$(216,205)	$(1,160,639)	$(1,900,848)

Other comprehensive loss:
Foreign currency translation adjustment	(4,446)	(17,229)	8,055	(310,720)
Comprehensive income (loss)	$1,679,145	$(233,434)	$(1,152,584)	$(2,211,568)

Net income (loss) per share of common stock:
Basic	$0.39	$(0.05)	$(0.27)	$(0.45)
Diluted	$0.31	$(0.05)	$(0.27)	$(0.45)
Weighted average shares outstanding used to compute net loss per share:
Basic	4,332,601	4,258,105	4,308,027	4,241,423
Diluted	5,427,831	4,258,105	4,308,027	4,241,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(64,689,065)	$(26,931)	$35,492,242
Exercise of stock options	65,962	66	579,553	—	—	579,619
Restricted stock issued	6,527	6	(6)	—	—	—
Stock based compensation	—	—	745,620	—	—	745,620
Net loss	—	—	—	(2,844,230)	—	(2,844,230)
Foreign currency translation adjustment	—	—	—	—	12,501	12,501
Balance at March 31, 2021	4,330,594	$4,331	$101,529,146	$(67,533,295)	$(14,430)	$33,985,752
Exercise of stock options	5,630	6	36,599	—	—	36,605
Restricted stock issued	13,375	13	(13)	—	—	—
Stock based compensation	—	—	654,562	—	—	654,562
Net income	—	—	—	1,683,591	—	1,683,591
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(4,446)	(4,446)
Balance at June 30, 2021	4,349,599	4,350	102,220,294	(65,849,704)	(18,876)	36,356,064

Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$—	$34,416,026
Exercise of stock options	12,157	12	89,988	—	—	90,000
Exercise of warrants	59,510	60	595,041	—	—	595,101
Stock based compensation	—	—	686,599	—	—	686,599
Net loss	—	—	—	(1,684,643)	—	(1,684,643)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(293,491)	(293,491)
Balance at March 31, 2020	4,258,105	$4,259	$98,611,083	$(64,512,259)	(293,491)	$33,809,592
Stock based compensation	—	—	720,100	—	—	720,100
Net income	—	—	—	(216,205)	—	(216,205)
Other comprehensive income - foreign currency translation adjustment	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2020	4,258,105	4,259	99,331,183	(64,728,464)	(310,720)	34,296,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net loss	$(1,160,639)	$(1,900,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,945	60,413
Amortization of debt discount	136,785	—
Non-cash lease expense	289,839	265,098
Stock based compensation	1,400,182	1,406,699
Change in assets and liabilities:
Accounts receivable	(814,415)	932,080
Prepaid and other current assets	714,181	(874,943)
Accounts payable and accrued expenses	(631,078)	113,643
Accrued salaries and wages	87,526	(237,513)
Lease liabilities	(292,813)	(264,121)
Royalty payable	198,792	(216,350)
Deferred revenue	(354,756)	(100,800)
Net cash used in operating activities	(363,451)	(816,642)

Cash flows from investing activities
Purchase of marketable securities	(15,072,325)	—
Purchase of property and equipment	—	(50,887)
Net cash used in investing activities	(15,072,325)	(50,887)

Cash flows provided by financing activities
Proceeds from stock option and warrant exercises	616,224	685,101
Net cash provided by financing activities	616,224	685,101

Effect of foreign currency translation on cash	11,489	(295,655)

Net increase (decrease) in cash and cash equivalents	(14,808,063)	(478,083)
Cash and cash equivalents, beginning of period	48,251,336	30,980,473
Cash and cash equivalents, end of period	$33,443,273	$30,502,390

Supplemental disclosure
Interest paid during the period	$583,014	$—
Income taxes paid during the period	$—	$39,000

Supplemental disclosure of non-cash finance transactions
Right of use assets obtained in exchange for new lease obligations	$1,094,259	$—
Issuance of restricted stock	$19	$—
Cashless exercise of options	$—	$2

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
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2021 and December 31, 2020, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the three and six months ended June 30, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $33.4 million and $48.3 million at June 30, 2021 and December 31, 2020, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services

Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the six months ended June 30, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.
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

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2021	2020	2021	2020
Net Income (loss)	$1,684	$(216)	$(1,161)	$(1,901)

Denominator:
Denominator for basic income (loss)
per share - weighted average shares	4,332,601	4,258,105	4,308,027	4,241,423
Effect of dilutive securities:
Equity incentive plans	1,095,230	—	—	—
Denominator for diluted income (loss) per share	5,427,831	4,258,105	4,308,027	4,241,423

Income (loss) per share - Basic	0.39	(0.05)	(0.27)	(0.45)
Income (loss) per share - Diluted	0.31	(0.05)	(0.27)	(0.45)

    The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	476,580	3,115,650	3,126,446	3,115,650
Warrants to purchase common stock	—	278,800	278,800	278,800
Unvested restricted stock	102,741	39,600	102,741	63,100
Convertible Debt	509,165	—	509,165	—
Total	1,088,486	3,434,050	4,017,152	3,457,550

Foreign Currency Translation

    The functional currency of the Company's wholly-owned subsidiary, Opiant UK is the British Pound, its local currency. Consequently, its assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of Opiant Pharmaceuticals UK Limited (“Opiant UK”), into U.S. dollars, the reporting currency, are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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
Note 3.     Marketable Securities
The Company invests in debt securities and has the intent and ability to hold until maturity. Therefore, the Company's Securities are classified as held-to-maturity. The Company's debt securities are all U.S. Treasury securities. The investments in debt securities are carried at either amortized cost or fair value. As of June 30, 2021, the Company had a total of $15.1 million of total marketable securities, all invested in U.S. Treasury's of which is classified as a short term asset as the maturity is greater than three months, but less than one year. Any debt securities with original maturities of three months or less are classified as cash equivalents.
Note 4.     Accounts Receivable
    As of June 30, 2021 and December 31, 2020, the Company had accounts receivable of $9.7 million and $8.9 million respectively, which primarily relates to royalty revenue from sales of NARCAN®.

Note 5. Prepaid Expenses and Other Current Assets
    As of June 30, 2021, the Company had prepaid expenses and other current assets of approximately $2.3 million. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
Note 6. Leases
    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
    The Company has entered into operating leases with terms greater than 12 months during the six months ended June 30, 2021. In accordance with the guidance of Topic 842, the leases which are classified as operating leases are included in the Company's Condensed Consolidated Balance Sheets. The Company's operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
    Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. The ROU asset is recognized as lease expense on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company uses judgement to estimate the incremental borrowing rate which is used as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 8.8% and the weighted average remaining lease term is 4.53 years.
The ROU asset and corresponding operating lease liability recognized at lease inception during the three months ended June 30, 2021 was $1.09 million.
    The following table summarizes information related to the Company's operating leases and are included in the Company's Balance Sheet as of June 30, 2021.

Balance Sheet descriptions	June 30, 2021
Assets:	(in thousands)
Right of use assets - operating leases	$1,119
Liabilities:
Operating leases - current	339
Operating leases - long term	781
Total lease liabilities:	$1,120

The following table summarizes the components of operating lease cost for the three and six months ended June 30, 2021:

Lease costs, (in thousands)	Three months ended June 30, 2021	Six months ended June 30, 2021
Operating expenses lease costs	$152	$300

    As of June 30, 2021, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	June 30, 2021
2021 (six months remaining)	$234
2022	257
2023	236
2024	247
2025	276
2026	115
Total lease payments	1,365
Less imputed interest	(245)
Present value of operating lease liabilities	$1,120
Note 7. Other Non-Current Assets

As of June 30, 2021 and December 31, 2020, the Company had non-current prepaid expenses of zero and approximately $1.1 million, respectively. The Company's non-current prepaid expenses are for advance research and development payments which will be issued for projects that have estimated completion dates of more than one year. As of June 30, 2021 all prepaid research and development expenses is classified as current as the services are expected to be provided prior to June 30, 2022.
Note 8. Revenue
    The Company's primary source of revenue is from royalty and milestone payments received from NARCAN® net sales by EBS. During the three and six months ended June 30, 2021 the Company recorded revenue of $9.3 million and $13.6 million, respectively, related to its agreement with EBS.

    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $8.1 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $6.5 million of the contract through September 30, 2022, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the three and six months ended June 30, 2021 the Company recognized revenue of $1.0 million and $2.4 million, respectively related to this contract.

Deferred revenue
    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003. The Company has been awarded the entire $7.4 million through the period ending March 31, 2022. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the three and six months ended June 30, 2021, the Company recognized revenue of $1.0 million and $1.6 million, respectively related to this grant.
    The following is a summary of the Company’s deferred revenue activity as of June 30, 2021:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2020	$355	$355
Additions to deferred revenue	1,187	1,187
Recognized as revenue	(1,542)	(1,542)
Balance as of June 30, 2021	$—	$—

Note 9. Royalty Payable

    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of NARCAN®. In exchange for this funding, the Company agreed to provide investors with interest in the net profit generated from NARCAN® sales by EBS into perpetuity. As of June 30, 2021 and December 31, 2020, the Company recorded a royalty payable of $2.1 million and $1.9 million, respectively.
Note 10. Long Term Debt
As of June 30, 2021 and December 31, 2020 the Company had long term debt of $18.8 million and $18.7 million, respectively. There have been no changes to the maturity or other conditions of the debt for the six months ended June 30, 2021.
Note 11. Stockholders' Equity

Common Stock

    During the six months ended June 30, 2021, the Company issued 71,592 shares of Common Stock as a result of stock option exercises, and received net cash proceeds of approximately $0.6 million.

Stock Options

    On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Long-Term Incentive Plan ("2017 Plan") was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Company's Board of Directors (the "Board") has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years, but can also be one year, from the vesting date. The contractual term of an option is no longer than 10 years. The 2017 Plan also allows the Company to issue restricted stock units.

    As provided in the 2017 Plan, on January 1, 2021 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2020, which represents an increase of 170,234 shares. As of June 30, 2021, the Company had 116,513 shares available for future issuance under the 2017 Plan.

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

Pre-2017 Non-Qualified Stock Options

    As of December 31, 2020, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,465,500 shares of the Company's Common Stock. During the six months ended June 30, 2021, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the six months ended June 30, 2021 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,465,500	$6.99	4.09	$2,773,190
Exercised	(71,592)	8.61
Forfeited	(23,332)	10.00
Outstanding at June 30, 2021	2,370,576	$6.91	3.72	$15,303,270

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of June 30, 2021 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at June 30, 2021	2,358,910	$6.90
Non-vested at Non-vested at June 30, 2021	11,666	$10.00

During the six months ended June 30, 2021 and 2020, the Company recognized zero and $1 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of June 30, 2021, there was no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

    During the six months ended June 30, 2021, the Company granted options to a number of employees and non-employees to purchase 147,110 shares of the Company’s Common Stock at exercise prices from $8.20 to $13.30 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. Option grants to existing employees vest as follows: 1/48th of the option shares vest each month through the fourth anniversary of the grant date. Option grants to new employees vest as follows: 25% of the option shares vest on the one year anniversary of the grant date, and then 1/48th of the option shares vest on such date each month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value of the option grants to be $1.3 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the six months ended June 30, 2021 were as follows:

For the Six Months Ended June 30, 2021
Market value of stock on measurement date	$8.2 to $13.30
Risk-free interest rate	0.5% to 1.11%
Dividend yield	—
Volatility factor	75.92% to 88.79%
Term	5.50 to 6.25 years

Stock option activity for options granted under the 2017 Plan during the six months ended June 30, 2021 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	611,760	$21.39	7.85	$—
Granted	147,110	$11.79
Exercised	—	—
Forfeited	(3,000)	$8.20
Balance at June 30, 2021	755,870	$19.58	7.78	$484,626

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of June 30, 2021 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested at June 30, 2021	439,712	22.69
Non-vested at June 30, 2021	316,158	$11.44

During the six months ended June 30, 2021 and 2020, the Company recognized approximately $1.0 million and $1.3 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of June 30, 2021, there was approximately $1.5 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Activity

    The following summarizes the restricted stock activity under the Company's 2017 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2020	49,600	$12.00
Restricted stock granted	73,043	$12.34
Restricted stock vested	(19,902)	$10.79
Restricted stock outstanding and unvested at June 30, 2021	102,741	$10.92

    Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the six months ended June 30, 2021, the Company recognized approximately $368 thousand of non-cash expense related to restricted stock units. As of June 30, 2021, there was $0.8 million of total unrecognized compensation cost related to restricted stock units.

Warrants

During the six months ended June 30, 2021, the Company did not issue any warrants.

Warrant activity for the six months ended June 30, 2021 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	278,800	$9.72	3.51	$1,164,000
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2021	278,800	$9.72	3.01	$1,017,156
Exercisable at June 30, 2021	278,800	$9.72	3.01	$1,017,156

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
Summit Agreement

On July 22, 2020, the Company the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $7.5 million of which a deposit of approximately $1.1 million was paid as of June 30, 2021, which is included in current assets in the condensed consolidated balance sheet.

Torreya Agreement

    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.

During the six months ended June 30, 2021 and 2020, the Company recorded $461 thousand and $353 thousand, respectively of expense related to Torreya.
Exclusive License and Collaboration Agreement

    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the six months ended June 30, 2021 and 2020.
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

    For the six months ended June 30, 2021, and 2020 the Company did not have any expenses associated with the License Agreement.

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

    On June 5, 2020, the U.S. District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. The Company's commercial partner Emergent BioSolutions, Inc., has appealed the decision to the Court of Appeals for the Federal Circuit. On August 2, 2021, a panel consisting of three appeals-court judges held a hearing on EBS’s appeal of the New Jersey District Court’s decision. A decision by the Court of Appeals is expected in the second half of 2021 or early 2022.

Note 13. Subsequent Events

On July 8, 2021, the Board of Directors of the Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 100,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

In July 2021 the Company issued options to purchase 56,500 shares of common stock, and restricted stock units for 18,200 shares of common stock under the Inducement Plan, and issued options to purchase 6,025 shares of common stock under the 2017 Plan.

In July 2021, 50,076 shares of common stock subject to outstanding options were exercised, and the Company received net cash proceeds of approximately $300,000.

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
OPNT003 - Nasal Nalmefene for OOR

Development Program for OPNT003
              In 2017, National Institute of Health leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year. We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit a new drug applicationn ("NDA") with the FDA for the drug and intranasal delivery device combination in 2021. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support our OPNT003 NDA application.
In February 2021, the first patients were dosed in a confirmatory pharmacokinetic (“PK”) study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. In July 2021, we announced positive top-line results from the study. The study was conducted in 68 healthy subjects and compared OPNT003, nasal nalmefene, with an intramuscular nalmefene hydrochloride injection, 1 mg, which was the comparator previously agreed upon with the FDA. According to an initial analysis, the top-line data demonstrated that nasal nalmefene achieved significantly higher plasma concentrations compared to an intramuscular injection (p<0.0001). The time for nasal nalmefene to achieve maximum plasma concentrations (Tmax) was consistent with data from the previously completed pilot study (approximately 15 minutes). The maximum plasma concentration (Cmax) was higher than observed in the pilot study, and the plasma half-life of nasal nalmefene (approximately 11 hours) was consistent with reported values following other routes (oral and parenteral) of administration.
                In April 2021, first subjects were dosed in a head-to-head clinical PD study comparing the effectiveness of OPNT003, nasal nalmefene, with nasal naloxone.
Market and Commercial potential for OPNT003
                There is a large and growing addressable market for opioid overdose reversal agents driven by sales into community based and first responder institutions, as well as directly to patients via pharmacies. The current addressable market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement, local law enforcement, and other community groups. The co-prescribing of opioid overdose reversal agents alongside prescription opioids has also driven growth. It is estimated that only five percent of patients at higher risk of an opioid overdose have a naloxone prescription. Currently there are only twelve states that have some form of mandatory co-prescription legislation in place, however several states are considering co-prescribing legislation in the near future.
                We have full commercial rights to OPNT003, and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded the entire $7.4 million. We have also received a contract for approximately $4.6 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. In December of 2020, BARDA provided an additional commitment of up to $3.5 million. The contract modification increases the total potential value of the BARDA contract to $8.1 million. BARDA has awarded approximately $6.5 million of the contract through September 30, 2022, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions.
                As we continue to advance OPNT003 towards market approval and should we self-commercialize the product, we anticipate that our sales and marketing expenses will increase in several areas to support the development of a commercial platform that would allow us to commercialize OPNT003, as well as future pipeline products. The development of this commercial infrastructure includes increasing commercial personnel, pre-launch sales and marketing planning activities, establishing the supply chain and distribution. As we build this infrastructure, we are continuing to evaluate the ideal go-to-market strategy that will allow us to maximize the full commercial potential of OPNT003 and shareholder value. In July 2021, we hired a new Chief Commercial Officer to build and lead the commercial organization.
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

Impact of COVID-19 on our Business
    The spread of the SARS-CoV-2 virus ("COVID-19") since the fourth quarter of 2019 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets.
                Due to stay at home orders both in the United States and United Kingdom, we have instituted a work-from-home plan for our employees. We have ensured that all employees have essential resources to work from home.
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of June 30, 2021, we have cash, cash equivalents, and marketable securities of $48.5 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
                We have not experienced a significant operational impact on OPNT003 or OPNT004 programs as a result of the COVID-19 pandemic, although we cannot rule out future delays. We executed the cooperative research and development agreement (“CRADA”) with the National Institute of Health’s National Center for Advancing Translational Sciences (“NCATS”) and will collaborate to formulate OPNT004 for human studies.
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

Results of Operations

The following table sets forth the results of operations for the periods shown (in thousands):

	For the Three Months Ended March 31,			For the Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Revenues
Royalty revenue	$9,314	$6,258	$3,056	$13,648	$10,456	$3,192
Grant and contract revenue	1,945	55	1,890	3,998	139	3,859
Total revenue	11,259	6,313	4,946	17,646	10,595	7,051
Operating expenses
General and administrative	2,734	2,836	(102)	5,380	5,410	(30)
Research and development	3,150	558	2,592	7,238	1,979	5,259
Sales and marketing	1,023	1,747	(724)	2,021	2,823	(802)
Royalty expense	2,107	1,403	704	3,086	2,337	749
Total operating expenses	9,014	6,544	2,470	17,725	12,549	5,176

Income (loss) from operations	2,245	(231)	2,476	(79)	(1,954)	1,875
Other income (expense)
Interest income	4	11	(7)	7	88	(81)
Interest expense	(542)	—	(542)	(1,079)	—	(1,079)
(Loss) gain on foreign exchange	(24)	4	(28)	(10)	4	(14)
Total other income (expense)	(562)	15	(577)	(1,082)	92	(1,174)
Income (loss) before income taxes	1,683	(216)	1,899	(1,161)	(1,862)	701
Income tax (expense)	—	—	—	—	(39)	39
Net income (loss)	$1,683	$(216)	$1,899	$(1,161)	$(1,901)	$740

Comparison of Three Months ended June 30, 2021 to the Three Months ended June 30, 2020
Revenues
We recognized $11.3 million of revenue during the three months ended June 30, 2021, compared to $6.3 million for the three months ended June 30, 2020.  For the three months ended June 30, 2021, we recognized approximately $9.3 million of revenue from our license agreement with EBS, and $1.9 million from grant and contract revenue. For the three months ended June 30, 2020, we recognized $6.3 million of revenue from our license agreement with EBS and $55 thousand from grant and contract revenue. The $3.0 million increase in revenue from our license agreement with EBS was primarily due to a $33.4 million increase in net NARCAN® sales in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The $1.9 million increase in grant and contract revenue was primarily due to the funding received from NIDA and BARDA for the development of OPNT003.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2021 decreased by $0.1 million to $2.7 million from $2.8 million for the three months ended June 30, 2020, primarily due to a decrease in legal and professional fees.

Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2021 increased by $2.6 million to $3.2 million, from $0.6 million for the three months ended June 30, 2020, primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR.

Sales and Marketing Expenses

    During the three months ended June 30, 2021, we recorded sales and marketing expenses of $1.0 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expense during the three months ended June 30, 2020 was approximately $1.7 million.

Royalty Expenses

    Our royalty expenses were $2.1 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $0.7 million is attributable to the increase in net revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the three months ended June 30, 2021, interest expense was $0.5 million. We had no interest expense for the three months ended June 30, 2020. Interest expense is all related to our convertible debt.
Comparison of Six Months ended June 30, 2021 to the Six Months ended June 30, 2020
Revenues
We recognized $17.6 million of revenue during the six months ended June 30, 2021, compared to $10.6 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 we recognized approximately $13.6 million of revenue from our license agreement with EBS and $4.0 million from grant and contract revenue. For the six months ended June 30, 2020, we recognized $10.5 million of revenue from our license agreement with EBS and $0.1 million from grant and contract revenue. The $3.1 million increase in revenue from our license agreement with EBS was primarily due to a $35.5 million increase in net NARCAN® sales in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The $3.9 million increase in grant and contract revenue was primarily due to the funding received from NIDA and BARDA for the development of OPNT003.
General and Administrative Expenses
Our general and administrative expenses were approximately $5.4 million for the six months ended June 30, 2021 and 2020, respectively. Personnel and related expense including stock based compensation increased by $150 thousand along with an increase of approximately $100 thousand associated with a contract termination fee, mostly offset by a decrease in legal and other fees of approximately $250 thousand for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Research and Development Expenses
Our research and development expenses during the six months ended June 30, 2021 increased by $5.3 to $7.3 million, compared to $2.0 million for the six months ended June 30, 2020, primarily due to an increase in external development expense related to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR, and $0.1 million increase personnel and related expense.

Sales and Marketing Expenses

    During the six months ended June 30, 2021, we recorded sales and marketing expenses of $2.0 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expense during the six months ended June 30, 2020 was approximately $2.8 million.

Royalty Expenses

    Our royalty expenses were $3.1 million and $2.3 million during the six months ended June 30, 2021 and 2020, respectively. The increase of $0.8 million is attributable to the increase in net revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the six months ended June 30, 2021, interest income was $7 thousand compared to interest income of $88 thousand for the six months ended June 30, 2020, which primarily resulted from a decreased rate of return on our invested cash balances.
During the six months ended June 30, 2021, interest expense was approximately $1.1 million. We had no interest expense for the six months ended June 30, 2020. Interest expense is all related to our convertible debt.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(363)	$(817)
Net cash used in investing activities	$(15,072)	$(51)
Net cash provided by financing activities	$616	$685
Net cash used in operating activities
During the six months ended June 30, 2021, net cash used in operating activities was $0.4 million, which was primarily due to the net loss of $1.2 million, and changes in operating assets and liabilities of $1.1 million, mostly offset by stock based compensation expense of $1.4 million, and other non-cash expenses totaling $0.5 million.

During the six months ended June 30, 2020, net cash used in operating activities was $0.8 million, which was primarily due to a net loss of $1.9 million and a $0.6 million change in other assets and liabilities, partially offset by approximately $1.4 million of stock based compensation expense, and approximately $0.3 million of operating lease amortization.

Net cash used in investing activities
    During the six months ended June 30, 2021, we purchased net marketable securities of approximately $15.1 million.
    During the six months ended June 30, 2020, we purchased approximately $51 thousand in office furniture and equipment and made certain leasehold improvements.
Net cash provided by financing activities
    During the six months ended June 30, 2021, net cash provided by financing activities was approximately $0.6 million, which was attributable to proceeds received from stock option exercises.

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
Effect of Inflation
    Inflation did not have a significant impact on our revenues, or income from continuing operations for the three months and six months ended June 30, 2021 and 2020.
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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product, and ruled in favor of Teva. The Company and EBS have appealed the decision to the Court of Appeals for the Federal Circuit. On August 2, 2021, a panel consisting of three appeals-court judges held a hearing on EBS’s appeal of the New Jersey District Court’s decision. A decision by the Court of Appeals is expected in the second half of 2021 or early 2022.

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

OPIANT PHARMACEUTICALS, INC.

August 5, 2021	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

August 5, 2021	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)