Form 10-Q
period 2021-09-30
OPIANT PHARMACEUTICALS, INC.
filed 2021-11-12
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of November 9, 2021, the registrant had 4,720,285 shares of common stock outstanding.

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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$35,284,595	$48,251,336
Marketable securities	15,044,750	—
Accounts receivable	15,425,938	8,910,975
Prepaid and other current assets	2,121,145	1,936,842
Total current assets	67,876,428	59,099,153

Other assets
Property and equipment - net	93,519	171,190
Right of use assets - operating leases	997,777	278,455
Patents and patent applications - net	11,971	13,000
Other non-current assets	—	1,051,234
Total assets	$68,979,695	$60,613,032

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,580,904	$2,966,479
Accrued salaries and wages	1,347,552	908,516
Royalty payable	3,136,677	1,908,072
Deferred revenue	—	354,756
Operating leases	287,139	282,421
Total current liabilities	7,352,272	6,420,244

Long-term liabilities
Operating leases - long term	716,343	—
Convertible debt, net of unamortized discount	18,905,723	18,700,546
Total long-term liabilities	19,622,066	18,700,546

Total liabilities	26,974,338	25,120,790

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 4,618,221 and 4,258,105 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,618	4,259
Additional paid-in capital	104,460,194	100,203,979
Accumulated other comprehensive loss	(26,850)	(26,931)
Accumulated deficit	(62,432,605)	(64,689,065)
Total stockholders' equity	42,005,357	35,492,242

Total liabilities and stockholders' equity	$68,979,695	$60,613,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Royalty revenue	$14,041,006	$8,600,811	$27,688,713	$19,056,999
Grant and contract revenue	2,298,055	505,265	6,296,542	644,195
Total revenue	16,339,061	9,106,076	33,985,255	19,701,194

Operating expenses
General and administrative	3,378,707	2,729,098	8,758,601	8,138,571
Research and development	4,881,398	2,783,452	12,119,088	4,762,749
Sales and marketing	1,059,649	914,349	3,080,211	3,737,793
Royalty expense	3,058,865	1,951,947	6,145,057	4,288,701
Total operating expenses	12,378,619	8,378,846	30,102,957	20,927,814

Income (loss) from operations	3,960,442	727,230	3,882,298	(1,226,620)

Other income (expense)
Interest income	3,498	3,922	10,334	92,015
Interest expense	(547,296)	—	(1,626,273)	—
Gain (loss) on foreign exchange	455	(6,178)	(9,899)	(2,269)
Total other income (expense)	(543,343)	(2,256)	(1,625,838)	89,746

Income (loss) before income taxes	3,417,099	724,974	2,256,460	(1,136,874)

Income tax (expense)	—	—	—	(39,000)

Net income (loss)	$3,417,099	$724,974	$2,256,460	$(1,175,874)

Other comprehensive income (loss):
Foreign currency translation adjustment	(7,974)	196,076	81	(114,644)
Comprehensive income (loss)	$3,409,125	$921,050	$2,256,541	$(1,290,518)

Net income (loss) per share of common stock:
Basic	$0.77	$0.17	$0.52	$(0.28)
Diluted	$0.56	$0.15	$0.41	$(0.28)
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	4,462,236	4,258,105	4,359,759	4,247,045
Diluted	6,065,044	4,847,211	5,565,065	4,247,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(64,689,065)	$(26,931)	$35,492,242
Exercise of stock options	65,962	66	579,553	—	—	579,619
Restricted stock issued	6,527	6	(6)	—	—	—
Stock based compensation	—	—	745,620	—	—	745,620
Net loss	—	—	—	(2,844,230)	—	(2,844,230)
Foreign currency translation adjustment	—	—	—	—	12,501	12,501
Balance at March 31, 2021	4,330,594	$4,331	$101,529,146	$(67,533,295)	$(14,430)	$33,985,752
Exercise of stock options	5,630	6	36,599	—	—	36,605
Restricted stock issued	13,375	13	(13)	—	—	—
Stock based compensation	—	—	654,562	—	—	654,562
Net income	—	—	—	1,683,591	—	1,683,591
Foreign currency translation adjustment	—	—	—	—	(4,446)	(4,446)
Balance at June 30, 2021	4,349,599	4,350	102,220,294	(65,849,704)	(18,876)	36,356,064
Exercise of stock options	268,622	268	1,545,566	—	—	1,545,834
Stock based compensation	—	—	694,334	—	—	694,334
Net income	—	—	—	3,417,099	—	3,417,099
Foreign currency translation adjustment	—	—	—	—	(7,974)	(7,974)
Balance at September 30, 2021	4,618,221	$4,618	$104,460,194	$(62,432,605)	$(26,850)	$42,005,357

Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	$(62,827,616)	$—	$34,416,026
Exercise of stock options	12,157	12	89,988	—	—	90,000
Exercise of warrants	59,510	60	595,041	—	—	595,101
Stock based compensation	—	—	686,599	—	—	686,599
Net loss	—	—	—	(1,684,643)	—	(1,684,643)
Foreign currency translation adjustment	—	—	—	—	(293,491)	(293,491)
Balance at March 31, 2020	4,258,105	$4,259	$98,611,083	$(64,512,259)	(293,491)	$33,809,592
Stock based compensation	—	—	720,100	—	—	720,100
Net loss	—	—	—	(216,205)	—	(216,205)
Foreign currency translation adjustment	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2020	4,258,105	4,259	99,331,183	(64,728,464)	(310,720)	34,296,258
Stock based compensation	—	—	323,809	—	—	323,809
Net Income	—	—	—	724,974	—	724,974
Foreign currency translation adjustment	—	—	—	—	196,076	196,076
Balance at September 30, 2020	4,258,105	$4,259	$99,654,992	$(64,003,490)	$(114,644)	$35,541,117
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income (loss)	$2,256,460	$(1,175,874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78,701	92,059
Amortization of debt discount	205,177	—
Non-cash lease expense	388,598	364,542
Stock based compensation	2,094,516	1,730,508
Change in assets and liabilities:
Accounts receivable	(6,514,964)	(1,394,991)
Prepaid and other current assets	860,631	(857,828)
Accounts payable and accrued expenses	(481,464)	1,235,607
Accrued salaries and wages	553,996	200,991
Lease liabilities	(392,564)	(363,363)
Royalty payable	1,228,605	331,495
Deferred revenue	(354,756)	(558,231)
Net cash used in operating activities	(77,064)	(395,085)

Cash flows from investing activities
Purchase of marketable securities	(15,044,750)	—
Purchase of property and equipment	—	(50,887)
Net cash used in investing activities	(15,044,750)	(50,887)

Cash flows provided by financing activities
Proceeds from stock option and warrant exercises	2,162,058	685,101
Net cash provided by financing activities	2,162,058	685,101

Effect of foreign currency translation on cash	(6,985)	(116,437)

Net increase (decrease) in cash and cash equivalents	(12,966,741)	122,692
Cash and cash equivalents, beginning of period	48,251,336	30,980,473
Cash and cash equivalents, end of period	$35,284,595	$31,103,165

Supplemental disclosure
Interest paid during the period	$1,051,508	$—
Income taxes paid during the period	$—	$39,000

Supplemental disclosure of non-cash finance transactions
Right of use assets obtained in exchange for new lease obligations	$1,094,259	$—
Issuance of restricted stock	$19	$—
Cashless exercise of options	$—	$2

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
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2021 and December 31, 2020, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the three and nine months ended September 30, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $35.3 million and $48.3 million at September 30, 2021 and December 31, 2020, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services

Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the nine months ended September 30, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020
Net Income (loss)	$3,417	$725	$2,256	$(1,176)

Denominator:
Denominator for basic income (loss)
per share - weighted average shares	4,462,236	4,258,105	4,359,759	4,247,045
Effect of dilutive securities:
Equity incentive plans	1,602,808	589,106	1,205,306	—
Denominator for diluted income (loss) per share	6,065,044	4,847,211	5,565,065	4,247,045

Income (loss) per share - Basic	$0.77	0.17	$0.52	(0.28)
Income (loss) per share - Diluted	$0.56	0.15	$0.41	(0.28)

    The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	295,550	729,692	407,975	3,077,692
Warrants to purchase common stock	—	240,000	—	278,800
Unvested restricted stock	—	—	21,425	—
Convertible Debt	509,165	—	509,165	—
Total	804,715	969,692	938,565	3,356,492

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
Note 3.     Marketable Securities
The Company invests in debt securities and has the intent and ability to hold until maturity. Therefore, the Company's Securities are classified as held-to-maturity. The Company's debt securities are all U.S. Treasury securities. The investments in debt securities are carried at either amortized cost or fair value. As of September 30, 2021, the Company had a total of $15.0 million of total marketable securities, all invested in U.S. Treasury securities all of which is classified as a short term asset as the maturity is greater than three months, but less than one year. Any debt securities with original maturities of three months or less are classified as cash equivalents.
Note 4.     Accounts Receivable
    As of September 30, 2021 and December 31, 2020, the Company had accounts receivable of $15.4 million and $8.9 million respectively, which primarily relates to royalty revenue from sales of NARCAN®.

Note 5. Prepaid Expenses and Other Current Assets
    As of September 30, 2021, the Company had prepaid expenses and other current assets of approximately $2.1 million. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
Note 6. Leases
    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
    The Company has entered into operating leases with terms greater than 12 months during the nine months ended September 30, 2021. In accordance with the guidance of Topic 842, the leases which are classified as operating leases are included in the Company's Condensed Consolidated Balance Sheets. The Company's operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
    Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. The ROU asset is recognized as lease expense on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company uses judgement to estimate the incremental borrowing rate which is used as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 8.8% and the weighted average remaining lease term is 4.45 years.
The ROU asset and corresponding operating lease liability recognized at lease inception during the nine months ended September 30, 2021 was $1.09 million.
    The following table summarizes information related to the Company's operating leases and are included in the Company's Balance Sheet as of September 30, 2021.

Balance Sheet descriptions	September 30, 2021
Assets:	(in thousands)
Right of use assets - operating leases	$998
Liabilities:
Operating leases - current	287
Operating leases - long term	716
Total lease liabilities:	$1,003

The following table summarizes the components of operating lease cost for the three and nine months ended September 30, 2021:

Lease costs, (in thousands)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Operating expenses lease costs	$112	$412

    As of September 30, 2021, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	September 30, 2021
2021 (three months remaining)	$118
2022	257
2023	236
2024	247
2025	276
2026	115
Total lease payments	1,249
Less imputed interest	(246)
Present value of operating lease liabilities	$1,003
Note 7. Other Non-Current Assets

As of September 30, 2021 and December 31, 2020, the Company had non-current prepaid expenses of zero and approximately $1.1 million, respectively. The Company's non-current prepaid expenses are for advance research and development payments which will be issued for projects that have estimated completion dates of more than one year. As of September 30, 2021 all prepaid research and development expenses is classified as current as the services are expected to be provided prior to September 30, 2022.
Note 8. Revenue
    The Company's primary source of revenue is from royalty and milestone payments received from NARCAN® net sales by EBS. During the three and nine months ended September 30, 2021 the Company recorded revenue of $14.0 million and $27.7 million, respectively, related to its agreement with EBS.

    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $8.1 million and cover activities related to a planned new drug application ("NDA") submission for OPTN003 with the FDA. BARDA has awarded approximately $6.5 million of the contract through September 30, 2022, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the three and nine months ended September 30, 2021 the Company recognized revenue of $0.9 million and $3.3 million, respectively related to this contract.

Deferred revenue
    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003. The Company has been awarded the entire $7.4 million through the period ending March 31, 2022. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the three and nine months ended September 30, 2021, the Company recognized revenue of $1.4 million and $3.0 million, respectively related to this grant.
    The following is a summary of the Company’s deferred revenue activity as of September 30, 2021:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2020	$355	$355
Additions to deferred revenue	2,187	2,187
Recognized as revenue	(2,542)	(2,542)
Balance as of September 30, 2021	$—	$—

Note 9. Royalty Payable

    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of NARCAN®. In exchange for this funding, the Company agreed to provide investors with interest in the net profit generated from NARCAN® sales by EBS into perpetuity. As of September 30, 2021 and December 31, 2020, the Company recorded a royalty payable of $3.1 million and $1.9 million, respectively.
Note 10. Long Term Debt
As of September 30, 2021 and December 31, 2020 the Company had long term debt of $18.9 million and $18.7 million, respectively. There have been no changes to the maturity or other conditions of the debt for the nine months ended September 30, 2021.
Note 11. Stockholders' Equity

Common Stock

    During the nine months ended September 30, 2021, the Company issued 340,214 shares of Common Stock as a result of stock option exercises, and received net cash proceeds of approximately $2.2 million.

Stock Options

    On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Long-Term Incentive Plan ("2017 Plan") was approved by stockholder vote. The 2017 Plan allows the Company to grant both incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Company's Board of Directors (the "Board") has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years, but can also be one year, from the grant date. The contractual term of an option is no longer than 10 years. The 2017 Plan also allows the Company to issue restricted stock units.

    As provided in the 2017 Plan, on January 1, 2021 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2020, which represents an increase of 170,324 shares. As of September 30, 2021, the Company had 101,857 shares available for future issuance under the 2017 Plan.

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

Pre-2017 Non-Qualified Stock Options

    As of December 31, 2020, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 2,465,500 shares of the Company's Common Stock. During the nine months ended September 30, 2021, the Company did not grant any Pre-2017 Non-Qualified Stock Options.

    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the nine months ended September 30, 2021 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,465,500	$6.99	4.09	$2,773,190
Exercised	(337,693)	5.85
Forfeited	(23,332)	10.00
Outstanding at September 30, 2021	2,104,475	$7.08	3.59	$39,269,107

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of September 30, 2021 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at September 30, 2021	2,092,809	$7.06
Non-vested at September 30, 2021	11,666	$10.00

During the nine months ended September 30, 2021 and 2020, the Company recognized zero and $1 thousand, respectively, of non-cash expense related to Pre-2017 Non-Qualified Stock Options granted in prior periods. As of September 30, 2021, there was no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.

The 2017 Plan

    During the nine months ended September 30, 2021, the Company granted options to a number of employees to purchase 159,585 shares of the Company’s Common Stock at exercise prices from $8.20 to $16.41 per share, which represents the closing price of the Company’s Common Stock on the date of the grants. These options were issued under the Company’s 2017 Plan and have ten-year terms. Option grants to existing employees vest as follows: 1/48th of the option shares vest each month through the fourth anniversary of the grant date. Option grants to new employees vest as follows: 25% of the option shares vest on the one year anniversary of the grant date, and then 1/48th of the option shares vest on such date each month thereafter through the fourth anniversary of the grant date. The Company valued these options using the Black-Scholes option pricing model and estimated the aggregate fair value of the option grants to be $1.4 million.

The assumptions used in the valuation of options granted under the 2017 Plan during the nine months ended September 30, 2021 were as follows:

For the Nine Months Ended September 30, 2021
Market value of stock on measurement date	$8.2 to $16.41
Risk-free interest rate	0.5% to 1.11%
Dividend yield	—
Volatility factor	75.92% to 88.79%
Term	5.50 to 6.25 years

Stock option activity for options granted under the 2017 Plan during the nine months ended September 30, 2021 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	611,760	$21.39	7.85	$—
Granted	159,585	$12.11
Exercised	(2,521)	$9.03
Forfeited	(6,044)	$11.38
Balance at September 30, 2021	762,780	$19.53	7.57	$6,307,064

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of September 30, 2021 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested at September 30, 2021	481,750	22.31
Non-vested at September 30, 2021	281,030	$10.29

During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $1.4 million and $1.6 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of September 30, 2021, there was approximately $1.3 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.

Restricted Stock Activity

    The following summarizes the restricted stock activity under the Company's 2017 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2020	49,600	$12.00
Restricted stock granted	76,268	$12.47
Restricted stock vested	(19,902)	$10.79
Restricted stock outstanding and unvested at September 30, 2021	105,966	$12.57

    Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the nine months ended September 30, 2021, the Company recognized approximately $563 thousand of non-cash expense related to restricted stock units. As of September 30, 2021, there was $0.7 million of total unrecognized compensation cost related to restricted stock units.

Inducement Equity Incentive Plan

On July 8, 2021, the Board of Directors of the Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 100,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

During July 2021 the Company issued options to purchase 56,500 shares of common stock, and restricted stock units for 18,200 shares of common stock under the Inducement Plan.

The assumptions used in the valuation of options granted under the Inducement Plan during the nine months ended September 30, 2021 were as follows:

For the Nine Months Ended September 30, 2021
Market value of stock on measurement date	$16.41
Risk-free interest rate	0.84%
Dividend yield	—
Volatility factor	76.26%
Term	6.25 years

Stock option activity for options granted under the Inducement Plan during the nine months ended September 30, 2021 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	—
Granted	56,500	$16.41
Exercised	—
Forfeited	—
Balance at September 30, 2021	56,500	$16.41	9.8	$527,145

During the three months ended September 30, 2021, the Company recognized approximately $91 thousand of non-cash expense related to options granted under the Inducement Plan. As of September 30, 2021, there was approximately $0.5 million of total unrecognized compensation cost related to the non-vested stock options that were granted under the 2021 Inducement Equity Incentive Plan.

The following summarizes the restricted stock activity under the Inducement Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2020	—
Restricted stock granted	18,200	$16.41
Restricted stock vested
Restricted stock outstanding and unvested at September 30, 2021	18,200	$16.41

During the three months ended September 30, 2021, the Company recognized approximately $39 thousand of non-cash expense related to restricted stock units. As of September 30, 2021, there was approximately $260 thousand of total unrecognized compensation cost related to restricted stock units.

Warrants

During the nine months ended September 30, 2021, the Company did not issue any warrants.

Warrant activity for the nine months ended September 30, 2021 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	278,800	$9.72	3.51	$1,164,000
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2021	278,800	$9.72	2.76	$4,465,912
Exercisable at September 30, 2021	278,800	$9.72	2.76	$4,465,912

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
Summit Agreement

On July 22, 2020, the Company the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $7.5 million of which a deposit of approximately $1.1 million was paid as of September 30, 2021, which is included in current assets in the condensed consolidated balance sheet.

Torreya Agreement

    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.

During the nine months ended September 30, 2021 and 2020, the Company recorded $935 thousand and $643 thousand, respectively of expense related to the agreement with Torreya.
Exclusive License and Collaboration Agreement

    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the nine months ended September 30, 2021 and 2020.
Supply Agreement

    On June 22, 2017, the Company entered into a license agreement (the "License Agreement") and a related supply agreement (the “Supply Agreement”) with Aegis Therapeutics LLC, acquired by Neurelis, Inc. in 2018, (the combined entity hereafter, "Neurelis", pursuant to which the Company was granted an exclusive license (the “License”) to Neurelis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Neurelis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Product”), in each case of (a) and (b) for any and all purposes. The License Agreement restricts the Company's ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and the Company shall obtain all supply of such Excipients from Neurelis under the Supply Agreement. The License Agreement also restricts Neurelis’s ability to compete with the Company worldwide with respect to the Exploitation (as defined in the License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without the Company's prior written consent. The effective date of the License Agreement and the Supply Agreement is January 1, 2017.

    As consideration for the grant of the License, the Company paid Neurelis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Neurelis with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different

Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Neurelis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Neurelis.

    Under the terms of the Supply Agreement, Neurelis shall deliver to the Company any preclinical, clinical and commercial supply of the Excipients, which Aegis sources from various contract manufacturers. The Supply Agreement has a term of 20 years but shall terminate automatically in the event of expiration or termination of the License Agreement or at any time upon the written agreement of both parties. The Supply Agreement contains customary provisions relating to pricing for such materials, forecasts, delivery, inspection, indemnification, insurance and representations, warranties and covenants. The Supply Agreement includes technology transfer provisions for the transfer of all materials and know-how specific to the manufacturing of the Excipients that is necessary or useful for the Company to manufacture such Excipients. The Company does not have the right to manufacture such Excipients except in the event that Neurelis is unable to supply and sell any portion of the material to the Company (subject to a 60-day cure period).

    Under the License Agreement, the Company will be required to pay Neurelis $250 thousand upon the successful NDA filing.

    For the nine months ended September 30, 2021, and 2020 the Company did not have any expenses associated with the License Agreement.

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

    On June 5, 2020, the U.S. District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. The Company's commercial partner Emergent BioSolutions, Inc., has appealed the decision to the Court of Appeals for the Federal Circuit. On August 2, 2021, a panel consisting of three appeals-court judges held a hearing on EBS’s appeal of the New Jersey District Court’s decision. A decision by the Court of Appeals is expected in the fourth quarter of 2021 or early 2022.

Note 13. Subsequent Events

During October 2021, 17,064 shares of common stock subject to outstanding options were exercised, and the Company received net cash proceeds of approximately $95,000.

During October 2021, the Company issued options to purchase 3,700 shares of common stock under the 2017 Plan.

During October 2021, Pontifax Medisen Finance ("Pontifax") voluntarily converted approximately $1.7 million of the outstanding $10.0 million convertible debt held by Pontifax into a total of 85,000 shares of common stock at a conversion rate of $19.64 per share.

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
OPNT003 - Nasal Nalmefene for OOR

Development Program for OPNT003
              In 2017, National Institute of Health leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year. We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit a NDA with the FDA for the drug and intranasal delivery device combination in the first quarter of 2022. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support our OPNT003 NDA application.
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

In November 2021, we received Fast Track Designation from the FDA for OPNT003, nasal nalmefene. Fast Track is an FDA process designed to facilitate the development and expedite review of potential therapies that seek to treat serious conditions and fill an unmet medical need. This designation enables early and frequent communication with the FDA, in addition to the potential for a rolling submission of an NDA application.
Market and Commercial potential for OPNT003
                There is a large and growing addressable market for opioid overdose reversal agents driven by sales into community based and first responder institutions, as well as directly to patients via pharmacies. The current addressable market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement, local law enforcement, and other community groups. The co-prescribing of opioid overdose reversal agents alongside prescription opioids has also driven growth. It is estimated that only five percent of patients at higher risk of an opioid overdose have a naloxone prescription. Currently there are only thirteen states that have some form of mandatory co-prescription legislation in place, however several states are considering co-prescribing legislation in the near future.
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
Debt Financing

On December 10, 2020 (the “Closing Date”), we entered into a Note Purchase and Security Agreement (the “Loan Agreement”) with a syndicate of Pontifax Medison Finance, a healthcare-dedicated venture and debt fund, and Kreos Capital VI (Expert Fund) LP (each a “Lender”).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $50.0 million in three tranches as follows: (a) on the Closing Date, a loan in the aggregate principal amount of $20.0 million, (b) upon the submission of a new drug application ("NDA") with the FDA, a loan in the aggregate principal amount of $10.0 million, and (c) upon FDA approval of an opioid overdose product, a loan in the aggregate principal amount of $20.0 million (each a “Loan, and collectively, the “Loans”).

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

Each Lender may, at its option, elect to convert up to half of the then-outstanding Loans and all accrued and unpaid interest thereon into shares our Common Stock. The Conversion Price shall be $19.64 per share subject to certain customary adjustments as specified in the Loan Agreement.

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
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of September 30, 2021, we have cash, cash equivalents, and marketable securities of $50.4 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
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

Results of Operations

The following table sets forth the results of operations for the periods shown (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Revenues
Royalty revenue	$14,041	$8,601	$5,440	$27,689	$19,057	$8,632
Grant and contract revenue	2,298	505	1,793	6,296	644	5,652
Total revenue	16,339	9,106	7,233	33,985	19,701	14,284
Operating expenses
General and administrative	3,379	2,729	650	8,759	8,138	621
Research and development	4,881	2,784	2,097	12,119	4,763	7,356
Sales and marketing	1,060	914	146	3,080	3,738	(658)
Royalty expense	3,059	1,952	1,107	6,145	4,289	1,856
Total operating expenses	12,379	8,379	4,000	30,103	20,928	9,175

Income (loss) from operations	3,960	727	3,233	3,882	(1,227)	5,109
Other income (expense)
Interest income	3	4	(1)	10	92	(82)
Interest expense	(546)	—	(546)	(1,626)	—	(1,626)
Gain (loss) on foreign exchange	—	(6)	6	(10)	(2)	(8)
Total other income (expense)	(543)	(2)	(541)	(1,626)	90	(1,716)
Income (loss) before income taxes	3,417	725	2,692	2,256	(1,137)	3,393
Income tax (expense)	—	—	—	—	(39)	39
Net income (loss)	$3,417	$725	$2,692	$2,256	$(1,176)	$3,432

Comparison of Three Months ended September 30, 2021 to the Three Months ended September 30, 2020
Revenues
We recognized $16.3 million of revenue during the three months ended September 30, 2021, compared to $9.1 million for the three months ended September 30, 2020.  For the three months ended September 30, 2021, we recognized approximately $14.0 million of revenue from our license agreement with EBS, and $2.3 million from grant and contract revenue. For the three months ended September 30, 2020, we recognized $8.6 million of revenue from our license agreement with EBS and $0.5 million from grant and contract revenue. The $5.4 million increase in revenue from our license agreement with EBS was primarily due to a $44.5 million increase in net NARCAN® sales in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The $1.8 million increase in grant and contract revenue was primarily due to the funding received from NIH and BARDA for the development of OPNT003.
General and Administrative Expenses
Our general and administrative expenses increased by $0.6 million to $3.4 million from $2.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in legal, professional and other fees of $0.6 million.

Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2021 increased by $2.1 million to $4.9 million, from $2.8 million for the three months ended September 30, 2020, primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR.

Sales and Marketing Expenses

    During the three months ended September 30, 2021, we recorded sales and marketing expenses of $1.1 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expenses during the three months ended September 30, 2020 were approximately $0.9 million.

Royalty Expenses

    Our royalty expenses were $3.1 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $1.1 million is attributable to the increase in net revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the three months ended September 30, 2021, interest expense was approximately $0.5 million. We had no interest expense for the three months ended September 30, 2020. Interest expense is all related to our convertible debt.
Comparison of Nine Months ended September 30, 2021 to the Nine Months ended September 30, 2020
Revenues
We recognized $34.0 million of revenue during the nine months ended September 30, 2021, compared to $19.7 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 we recognized approximately $27.7 million of revenue from our license agreement with EBS and $6.3 million from grant and contract revenue. For the nine months ended September 30, 2020, we recognized $19.1 million of revenue from our license agreement with EBS and $0.6 million from grant and contract revenue. The $8.6 million increase in revenue from our license agreement with EBS was primarily due to a $80.0 million increase in net NARCAN® sales in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The $5.7 million increase in grant and contract revenue was all attributable to the funding received from NIH and BARDA for the development of OPNT003.
General and Administrative Expenses
Our general and administrative expenses increased by $0.6 million to $8.7 million from $8.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in legal and professional fees of $0.3 million and personnel and related expense of $0.3 million.
Research and Development Expenses
Our research and development expenses increased by $7.3 million during the nine months ended September 30, 2021 to $12.1 million, compared to $4.8 million for the nine months ended September 30, 2020, primarily due to an increase in external development expense related to increased activity on our lead product candidate, OPNT003.

Sales and Marketing Expenses

    During the nine months ended September 30, 2021, we recorded sales and marketing expenses of $3.1 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expense during the nine months ended September 30, 2020 was approximately $3.7 million.

Royalty Expenses

    Our royalty expenses were $6.1 million and $4.3 million during the nine months ended September 30, 2021 and 2020, respectively. The increase of $1.8 million is attributable to the increase in net revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the nine months ended September 30, 2021, interest income was $10 thousand compared to interest income of $92 thousand for the nine months ended September 30, 2020, which primarily resulted from a decreased rate of return on our invested cash balances.
During the nine months ended September 30, 2021, interest expense was approximately $1.6 million. We had no interest expense for the nine months ended September 30, 2020. Interest expense is all related to our convertible debt.
Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(77)	$(395)
Net cash used in investing activities	$(15,045)	$(51)
Net cash provided by financing activities	$2,162	$685
Net cash used in operating activities
During the nine months ended September 30, 2021, net cash used in operating activities was $77 thousand, which was primarily due to changes in operating assets and liabilities of $5.1 million, mostly offset by stock based compensation expense of $2.1 million, other non-cash expenses totaling $0.7 million, and net income of $2.3 million.

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

Net cash used in investing activities
    During the nine months ended September 30, 2021, we purchased net marketable securities of approximately $15.0 million.
    During the nine months ended September 30, 2020, we purchased approximately $51 thousand in office furniture and equipment and made certain leasehold improvements.
Net cash provided by financing activities
    During the nine months ended September 30, 2021, net cash provided by financing activities was approximately $2.2 million, which was attributable to proceeds received from stock option exercises.

    During the nine months ended September 30, 2020, net cash provided by financing activities was approximately $0.7 million which was attributable to proceeds received from stock option and warrant exercises.

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
Effect of Inflation
    Inflation did not have a significant impact on our revenues, or income from continuing operations for the three months and nine months ended September 30, 2021 and 2020.
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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product, and ruled in favor of Teva. The Company and EBS have appealed the decision to the Court of Appeals for the Federal Circuit. On August 2, 2021, a panel consisting of three appeals-court judges held a hearing on EBS’s appeal of the New Jersey District Court’s decision. A decision by the Court of Appeals is expected in the fourth quarter of 2021 or early 2022.

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

OPIANT PHARMACEUTICALS, INC.

November 12, 2021	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

November 12, 2021	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)