Form 10-K
period 2021-12-31
OPIANT PHARMACEUTICALS, INC.
filed 2022-03-15
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38193
OPIANT PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	46-4744124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd., Suite 400, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
As of June 30, 2021, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the shares of common stock on the NASDAQ Capital Market was approximately $55,174,019. As of March 14, 2022, the registrant had 5,069,605 shares of common stock issued and outstanding.

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
    On October 2, 2017, we changed our state of incorporation from the State of Nevada to the State of Delaware pursuant to an Agreement and Plan of Merger, dated October 2, 2017 whereby we merged with and into the newly formed, wholly-owned Delaware subsidiary, Opiant Pharmaceuticals, Inc.
    During 2022, we plan to complete the development program for nasal nalmefene for Opioid Overdose Reversal ("OOR") and file a New Drug Application ("NDA") with the Food and Drug Administration ("FDA").
    Our longer term pipeline includes medicines in development for Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). We are also pursuing other treatment opportunities within the addiction and drug overdose field.
We developed NARCAN® (naloxone hydrochloride) Nasal Spray (“NARCAN®”), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company in December 2014 and approved by the FDA in November 2015. Emergent BioSolutions, Inc. acquired Adapt in October of 2018 and Adapt became its wholly owned subsidiary (collectively with Adapt, "EBS"). In exchange for licensing our treatment to EBS, we receive up to double-digit percentage royalties on net sales.
    We have not had a bankruptcy, receivership or similar proceeding. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the clinical testing and manufacturing and sale of pharmaceutical products.
Employees and Culture
Our Employees. We had 37 employees as of December 31, 2021, who were employed in the U.S. and U.K. Our highly qualified and experienced team includes research and development personnel, and professionals across product development, quality, marketing, regulatory, investor relations, finance and legal, and other important functions critical to our success.
We expect to add additional employees in 2022 with a focus on expanding our expertise primarily in clinical research and development, quality, and commercial sales and marketing.
Diversity and Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We create a positive work environment by maintaining a strong culture of diversity and inclusion, supported by our Code of Business Conduct and employment practices. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values. As of December 31, 2021, 57% of our employees are female and 43% are male. We are in the process of rolling out programs and systems to better track workforce diversity, employee retention, turnover, engagement and the overall employee experience.
Employee Engagement and Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We aim to continue to remain culturally competitive through initiatives such as the Opiant Women’s Networking group, internal mentoring programs, and management training and development programs. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and employment packages that promotes well-being across all aspects of their lives, including health care, retirement planning, company sponsored life insurance and short-term disability insurance, overall wellness and fitness subsidy and paid time off.

Training and Team Development. We provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics. Our training opportunities are designed to promote learning across all levels of our organization. Our training includes courses in leadership, project management, soft skill development and technical communications.
We conduct formal evaluations with each of our employees on a bi-annual basis, and managers provide ongoing feedback directly to employees through informal review sessions periodically throughout the year. Our formal evaluation process requires employees to track whether they met certain development goals that are set at the beginning of the review period.
Health & Safety. The safety, health and wellness of our employees is a top priority. We remain committed to ensuring a safe work environment for all contributors. As such, with guidance from the local and federal Centers for Disease Control and Prevention (“CDC”), we continue to monitor and update COVID-19 policies and procedures as necessary. To ensure we have a safe and healthy workplace, we have developed a COVID-19 Preparedness Plan in response to the COVID-19 pandemic. Our goal is to mitigate the potential for transmission of COVID-19 in our workplaces and communities, and we understand that requires the full cooperation of our employees and management. In addition to developing a COVID-19 Exposure Protocol, we have engaged in daily COVID testing, tracing, and tracking for all onsite employees. We have updated cleaning and sanitization protocols to ensure full compliance as outlined by the CDC. We have provided access to free teletherapy services for all employees, access to free COVID-19 testing and paid time off for employees having to quarantine and/or care for a family member having to quarantine. We will continue to closely monitor the COVID-19 Pandemic and update our internal policies as deemed necessary.
We believe that in person interaction is essential for effective collaboration, morale, and overall company culture. However, we understand that situational circumstances may have arisen as a direct result of the COVID-19 Pandemic. As such, we are now more focused on ensuring meaningful, in person interactions amongst colleagues, thereby ensuring that our employees continue to receive the individual support their circumstance may require.
Principal Products or Services and Markets
OPNT003 - Nasal Nalmefene for OOR
Development Program for OPNT003
              In 2017, National Institute of Health ("NIH") leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year. We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit a NDA with the FDA for the drug and intranasal delivery device combination in the first half of 2022. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support our OPNT003 NDA application.
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
                In April 2021, the first subjects were dosed in a head-to-head clinical PD study comparing the effectiveness of OPNT003, nasal nalmefene, with nasal naloxone.

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
In February 2022, we announced positive top line results from a multi-dose PK study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. The crossover design study was conducted in 23 healthy subjects comparing the PK profile, safety, and tolerability of OPNT003 when given as a single 3mg dose in one nostril, as a single dose in each nostril, and as two doses in one nostril.
Market and Commercial potential for OPNT003
                There is a large and growing addressable market for opioid overdose reversal agents driven by sales into community- based and first responder institutions, as well as directly to patients via pharmacies. The current addressable market is substantial, to ensure an opioid overdose reversal agent is available for all first responders, including fire departments, emergency medical services, federal law enforcement, local law enforcement, and other community groups. The co-prescribing of opioid overdose reversal agents alongside prescription opioids has also driven growth. It is estimated that only five percent of patients at higher risk of an opioid overdose have a naloxone prescription. Currently there are only thirteen states that have some form of mandatory co-prescription legislation in place; however, several states are considering co-prescribing legislation in the near future.
According to provisional data provided by the Centers for Disease Control and Prevention, for the 12 months ended June 2021, synthetic opioids, such as fentanyl, are now responsible for more overdose deaths than both heroin and prescription opioids, with approximately 65,000 fatalities linked to synthetic opioids. Fentanyl and derivatives, such as carfentanil, are particularly dangerous because of a long half-life of seven to ten hours that may require continuous monitoring of overdose victims and repeated dosing with naloxone to initially resuscitate a patient and to prevent relapse. A long-acting opioid overdose reversal drug may reduce this burden.
    An easy-to-use nasal formulation of nalmefene with a rapid onset and long duration of action would be suitable for non-medically trained persons to administer. In addition, since high potency synthetic opioids, such as fentanyl, can be weaponized, OPNT003 may also be suitable as an antidote in a civilian mass casualty event.
                We have full commercial rights to OPNT003, and we were awarded a grant of approximately $7.4 million from the NIH. The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded the entire $7.4 million. We have also received a contract for approximately $8.1 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. In January of 2022, BARDA provided an additional commitment of up to $2.2 million. The contract modification increases the total potential value of the BARDA contract to $10.3 million. BARDA has awarded approximately $8.7 million of the contract through December 31, 2021, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions.
                As we continue to advance OPNT003 towards market approval and commercialize, we anticipate that our sales and marketing expenses will increase in several areas to support the development of a commercial platform that would allow us to commercialize OPNT003, as well as future pipeline products. The development of this commercial infrastructure includes increasing commercial personnel, pre-launch sales and marketing planning activities, establishing the supply chain and distribution. As we build this infrastructure, we are continuing to evaluate the ideal go-to-market strategy that will allow us to maximize the full commercial potential of OPNT003 and shareholder value. In July 2021, we hired a new Chief Commercial Officer to build and lead the commercial organization. In the latter half of 2021, we have hired regulatory, marketing and government affairs personnel.
Royalties from sales of NARCAN® nasal spray
    Naloxone is a medicine that can reverse opioid overdose and until November 2015, was only approved by the FDA as an injection. Administered as a nasal spray, naloxone can be used more widely to prevent opioid overdose deaths.
    In December 2014, we entered into a license agreement with Adapt, which subsequently became a wholly owned subsidiary of EBS (the “Adapt Agreement”). The Adapt Agreement has no set duration but may be terminated, among other ways, by Adapt/EBS in its sole discretion, either in its entirety or in respect of one or more countries, at any time by providing 60 days prior notice to us. Pursuant to the Adapt Agreement, EBS has a global license to develop and commercialize our nasal naloxone Opioid Overdose Reversal Treatment Product. In exchange for licensing our treatment to Adapt, we receive up to double-digit percentage royalties on net sales. As a result of a royalty monetization agreement we entered into in 2016 with SWK Funding LLC (“SWK”), SWK retains a 10% interest for all royalties and milestones that the Company received in the years ended December 31, 2021 and 2020 and will receive in future years.
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
During 2020, we had planned to begin patient enrollment for a double blind, placebo controlled Phase 2 study of OPNT002 in AUD, aiming to enroll 300 patients in Europe and the United Kingdom. However, due to the ongoing COVID-19 global health pandemic, we paused the initiation of patients.
During January 2022, we dosed the first patient in this Phase 2 clinical trial. The trial will determine whether OPNT002 reduces heavy drinking as measured by a change in the World Health Organization (“WHO”) drinking risk levels. The trial features a Sequential Parallel Comparison Study Design aiming to reduce placebo response. Results from the trial are expected in 2023.
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
    In January 2020, we signed a Letter of Intent with the National Center for Advancing Translational Sciences ("NCATS") to collaborate on the development of OPNT004. NCATS is one of 27 divisions and centers of the NIH. This collaboration, carried out under a Cooperative Research and Development Agreement provides development research for certain pre-clinical activities and studies to support our planned filing of an Investigational New Drug ("IND") application for OPNT004. Activities carried out under this agreement have resulted in the development of formulations which may be suitable for parental administration of OPNT004. These formulations are currently being tested for stability, with pre-clinical toxicology studies scheduled in 2022.
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
    On June 22, 2017, we entered into a license agreement (the "License Agreement") and a related supply agreement (the “Supply Agreement”) with Aegis Therapeutics LLC, acquired by Neurelis, Inc. in 2018, the combined entity, "Neurelis", pursuant to which we were granted an exclusive license (the “License”) to Neurelis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Neurelis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Product”), in each case of (a) and (b) for any and all purposes. The License Agreement restricts our ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and we shall obtain all supply of such Excipients from Neurelis under the Supply Agreement. The License Agreement also restricts Neurelis’s ability to compete with us worldwide with respect to the Exploitation (as defined in the

License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without our prior written consent. The effective date of the License Agreement and the Supply Agreement is January 1, 2017.
    As consideration for the grant of the License, we paid Neurelis two immaterial upfront payments, of which we paid 50% by issuing Common Stock to Neurelis with the number of shares issued equal to 75% of the average closing price of our Common Stock over the 20 trading days preceding the date of payment. The License Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products us, our sublicensees and affiliates. We shall also pay to Neurelis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of our obligation to pay royalties under such License Agreement; provided, however, that we shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days’ prior written notice to Neurelis.
    Under the terms of the Supply Agreement, Neurelis shall deliver to us any preclinical, clinical and commercial supply of the Excipients, which Aegis sources from various contract manufacturers. The Supply Agreement has a term of 20 years but shall terminate automatically in the event of expiration or termination of the License Agreement or at any time upon the written agreement of both parties. The Supply Agreement contains customary provisions relating to pricing for such materials, forecasts, delivery, inspection, indemnification, insurance and representations, warranties and covenants. The Supply Agreement includes technology transfer provisions for the transfer of all materials and know-how specific to the manufacturing of the Excipients that is necessary or useful for us to manufacture such Excipients. We do not have the right to manufacture such Excipients except in the event that Neurelis is unable to supply and sell any portion of the material to us (subject to a 60-day cure period).
    Under the License Agreement, we will be required to pay Neurelis $250 thousand upon the successful NDA filing. For the year ended December 31, 2021, we did not have milestone expenses associated with the License Agreement.
    On September 10, 2018, we entered into a development and manufacturing agreement for OPNT003 nasal nalmefene, a potent, long-acting opioid antagonist for the treatment of opioid overdose with Consort Medical plc ("Consort"), a leading contract development and manufacturing organization. Under this agreement, Aesica and Bespak, wholly-owned subsidiaries of Consort, will work with us to produce a pre-filled delivery nasal spray with nalmefene. As part of the agreement, Aesica will supply Opiant with clinical samples and registration batches for the purposes of performing clinical studies and obtaining regulatory approvals. Further, upon approval by the FDA, Aesica and Bespak will manufacture and supply the commercial device for us. On October 28, 2020, the Company notified Aesica that, effective immediately, we were terminating the Agreement pursuant to Section 18.2(a) of the Agreement.
On July 22, 2020, we entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. We will pay Summit estimated costs and fees up to approximately $7.9 million.
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
Competition
    The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. Certain pharmaceutical and biopharmaceutical companies and academic and research organizations currently engage in, or have engaged in, efforts related to the discovery and development of new medicines for the treatment of substance use, addictive and overdose. Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent. Some of these companies are larger and better-funded than us and there are no assurances that we can effectively compete with these competitors. Potential competitors include Adamis Pharmaceuticals Corp., Adial Pharmaceuticals, Alkermes PLC, Amphastar, Anebulo Pharmaceuticals, Inc., BioCorRx, Inc., BioDelivery Services International, Inc., Braeburn Pharmaceuticals, Inc., Emergent BioSolutions Inc., Enalare Therapeutics, Harm Reduction Therapeutics, Hikma Pharmaceuticals, H. Lundbeck A/S, Indivior PLC, Nasus Pharmaceuticals., Orexo AB, and Teva Pharmaceuticals.
    With respect to NARCAN®, we face competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® with their naloxone injection. Kaléo competes with NARCAN® with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In addition, on August 4, 2021, Hikma Pharmaceuticals PLC launched KLOXXADOTM (naloxone HCI) nasal spray 8mg. KLOXXADOTM contains twice as much naloxone per spray as NARCAN® Nasal Spray 4mg in a ready-to-use nasal spray to reverse the effects of opioid overdose, providing a new treatment option in addressing the opioid overdose epidemic.
On April 19, 2019, the FDA announced approval of Teva’s ANDA for a generic version of NARCAN®. On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva giving it the opportunity to launch a generic version of NARCAN®. Our commercial partner EBS, appealed the decision to the Court of Appeals for the Federal Circuit. On December 22, Teva launched a generic version of NARCAN®. In response, Emergent BioSolutions, Inc. through Sandoz Pharmaceuticals launched an authorized generic. On February 10, 2022, the Court of Appeals affirmed the District Court decision.
Although NARCAN® was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition, including our OPNT003, nasal nalmefene. In addition, Orexo AB, Harm Reduction Therapeutics and Nasus Pharmaceuticals have development programs for novel naloxone nasal spray formulations intended for use in opioid overdose reversal.
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
Research and Development
    During the years ended December 31, 2021 and December 31, 2020, we incurred research and development expenses of $16.8 million and $9.2 million, respectively.
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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice ("cGMP") to assure that the facilities, methods, and controls are adequate to preserve the drug's identity, strength, quality, and purity; and
•FDA review and approval of the NDA
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
Employees
    As of March 1, 2022, we had 37 full-time employees and one part-time employee. In addition, we have a number of outside consultants that are not on our payroll.

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
    As of December 31, 2021, we have an accumulated deficit of $61.7 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions and related disorders. These potential challenges include, but are not limited to, unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses for the foreseeable future and we also expect to experience negative cash flow for the foreseeable future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our securities. If we are unsuccessful in addressing these risks, then we will most likely fail.

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
    On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Our commercial partner EBS, has appealed the decision to the Court of Appeals for the Federal Circuit. On February 10, 2022 the Court of Appeals upheld the decision of the District Court.
On December 22, 2021, Teva launched a generic version of NARCAN®. After any introduction of a generic competitor, a significant percentage of the prescriptions written for NARCAN® may be filled with the generic version, which may result in a loss in sales of NARCAN®. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available.
    We expect the launch of a generic version of NARCAN® by Teva and launch of KLOXXADOTM (naloxone HCI) nasal spray 8mg on August 4, 2021 by Hikma Pharmaceuticals PLC or launch of other products that compete with NARCAN®, may have a material adverse effect on our licensing partner’s sales of NARCAN® and as a result may have a material adverse effect on the royalties that we would receive from such sales of NARCAN®, on our business, financial condition, results of operations and growth prospects.
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
    Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $6.7 million for severance and other benefits and acceleration of vesting of stock options and restricted stock units with a value of approximately $9.2 million, in the event of a termination of employment in connection with a change of control of the Company. The accelerated vesting of options and restricted stock units could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial conditions and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as "Brexit"). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019. On December 24, 2020, the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. There are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit related matters may take several years to be clarified and resolved.  For example, because a significant proportion of the regulatory framework in the U.K. is currently derived from E.U. directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations, in particular our research and development efforts in the U.K., including clinical development efforts and the review and approval of our product candidates. Although the Trade and Cooperation Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. As a consequence, our ability to import certain biopharmaceutical compounds and materials required in our research and development process may be impaired significantly. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our capacity to continue to generate our product candidates or on our future business efforts to commercialize our products in the U.K. and E.U. Accordingly, it is possible that new terms of the Trade and Cooperation Agreement may adversely affect our operations and financial results. We are currently in the process of evaluating our own risks and uncertainties to ascertain what financial, trade, regulatory and legal implications the Trade and Cooperation Agreement could have on our operations in the U.K. and otherwise. Finally, uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy as a whole which could experience future disruptions. As a result, Brexit could cause financial and capital markets within and outside the U.K. or the E.U. to constrict, thereby negatively impacting our ability to finance our U.K. operations which could also have an adverse effect on our results of operations and financial condition.
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
    Certain of our patents will expire in the next 14 years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the U.S., the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, our products and product candidates, we may be open to competition from generic versions of such methods and devices
Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization
Delays in the completion of, or the termination of, any clinical for any drug candidates could adversely affect our business.
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
    Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. We cannot be sure that claims will not be asserted against us. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations
    We cannot give assurances that we will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, Teva Pharmaceuticals (“Teva”) launched a generic version of Narcan on December 22, 2021. In February 2022, Teva reached a $225 million settlement related to claims that Teva contributed to the Texas’ opioid crisis and Teva agreed to pay $150 million over 15 years, as well as provide $75 million worth of generic Narcan over 10 years.
With a generic version of Narcan now on the market generally and in addition, if this type of settlement based on Texas were to become a precedent for other states that have litigation with Teva and free generic Narcan flooded the market, the demand for our nasal nalmefene for OOR may be negatively impacted.
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
•later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable United States and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;
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
    On August 24, 2017, we received approval for up-listing to the Nasdaq Capital Market and our Common Stock began trading on the Nasdaq Capital Market on August 29, 2017. Our Common Stock closed as high as $50.50 and as low as $6.87 per share between August 29, 2017 and March 7, 2022. On March 10, 2022 the closing price of our Common Stock, as reported on the Nasdaq Capital Market was $25.41. Our Common Stock has experienced extreme price fluctuations. Some of the factors leading to this volatility include, but are not limited to:
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
    On December 28, 2021 we entered into a new lease agreement with De Pacifica 233, LLC, for office space at 233 Wilshire Blvd., Suite 400, Santa Monica, CA 90401. This is our headquarters.
We also lease office space at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401. The lease commenced on July 1, 2019 and effective August 1, 2021 became a month-to month lease. We expect to end this lease May 31, 2022.
On December 28, 2021 we entered into a new lease agreement with De Pacifica 233, LLC, for office space at 233 Wilshire Blvd., Suite 400, Santa Monica, CA 90401. This will be our headquarters. The office space is being renovated and is expected to be ready for occupancy June 1, 2022. Upon occupancy of Suite 400, our current lease at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401 will automatically expire by its terms.
    On May 21, 2021, we entered into a lease with Latitude Properties Limited to lease office space at 19-20 Berners Street, London, W1. The lease commenced in May, 2021 and expires in May, 2026.

Item 3.  Legal Proceedings.
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
On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Our commercial partner EBS, appealed the decision to the Court of Appeals for the Federal Circuit.
On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the District Court decision.
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
On January 21, 2022, the Plaintiffs and Teva Canada Limited entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Teva Canada can launch a generic NARCAN® after December 15, 2023. This date can be accelerated if a third party receives approval from the Canadian Food Inspection Agency sooner.
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
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
    Our Common Stock trades on the Nasdaq Capital Market under the symbol “OPNT.”
Approximate Number of Equity Security Holders
    As of March 7, 2022, there were approximately 35 stockholders of record. Because shares of our Common Stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	759,058	$19.61	104,255

Equity compensation plans not approved by security holders	1,950,500	$7.17	—

Total	2,709,558		104,255
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

Year Ended 2021 - Common Stock
During the year ended December 31, 2021, we issued 155,916 shares of Common Stock for conversion of $3,062,200 of debt to Common Stock at a conversion price of $19.64 per share.
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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and December 31, 2020 and financial condition as of December 31, 2021 and December 31, 2020 and should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” contained in Part 1 of this report on Form 10-K (this "Report"), the “Risk Factors” contained in Item 1A of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, and the other information appearing elsewhere in, or incorporated by reference into this Report.
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
We developed NARCAN®, a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt, an Ireland based pharmaceutical company in December 2014 and approved by the FDA in November 2015. EBS acquired Adapt in October of 2018 and Adapt became its wholly owned subsidiary. In exchange for licensing our treatment to Adapt, we receive up to double-digit percentage royalties on net sales.the field of addiction and overdose.
Employees and Culture
Our Employees. We had 37 employees as of December 31, 2021, who were employed in the U.S. and U.K. Our highly qualified and experienced team includes research and development personnel, and professionals across product development, quality, marketing, regulatory, investor relations, finance and legal, and other important functions critical to our success.
We expect to add additional employees in 2022 with a focus on expanding our expertise primarily in clinical research and development, quality, and commercial sales and marketing.
Diversity and Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We create a positive work environment by maintaining a strong culture of diversity and inclusion, supported by our Code of Business Conduct and employment practices. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values. As of December 31, 2021, 57% of our employees are female and 43% are male. We are in the process of rolling out programs and systems to better track workforce diversity, employee retention, turnover, engagement and the overall employee experience.
Employee Engagement and Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We aim to continue to remain culturally competitive through initiatives such as the Opiant Women’s Networking group, internal mentoring programs, and management training and development programs. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and employment packages that promotes well-being across all aspects of their lives, including health care, retirement planning, company sponsored life insurance and short-term disability insurance, overall wellness and fitness subsidy and paid time off.
Training and Team Development. We provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics. Our training opportunities are designed to promote learning across all levels of our organization. Our training includes courses in leadership, project management, soft skill development and technical communications.
We conduct formal evaluations with each of our employees on a bi-annual basis, and managers provide ongoing feedback directly to employees through informal review sessions periodically throughout the year. Our formal evaluation process requires employees to track whether they met certain development goals that are set at the beginning of the review period.
Health & Safety. The safety, health and wellness of our employees is a top priority. We remain committed to ensuring a safe work environment for all contributors. As such, with guidance from the local and federal Centers for Disease Control and Prevention (“CDC”), we continue to monitor and update COVID-19 policies and procedures as necessary. To ensure we have a safe and healthy workplace, we have developed a COVID-19 Preparedness Plan in response to the COVID-19 pandemic. Our goal is to mitigate the potential for transmission of COVID-19 in our workplaces and communities, and we understand that requires the full cooperation of our employees and management. In addition to developing a COVID-19 Exposure Protocol, we have engaged in daily COVID testing, tracing, and tracking for all onsite employees. We have updated cleaning and sanitization protocols to ensure full compliance as outlined by the CDC. We have provided access to free teletherapy services for all employees, access to free COVID-19 testing and paid time off for employees having to quarantine and/or care for a family member having to quarantine. We will continue to closely monitor the COVID-19 Pandemic and update our internal policies as deemed necessary.
We believe that in person interaction is essential for effective collaboration, morale, and overall company culture. However, we understand that situational circumstances may have arisen as a direct result of the COVID-19 Pandemic. As such, we are now more focused on ensuring meaningful, in person interactions amongst colleagues, thereby ensuring that our employees continue to receive the individual support their circumstance may require.
Impact of COVID-19 on our Business
    The spread of the SARS-CoV-2 virus since the fourth quarter of 2019 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of COVID-19 a pandemic.
                Due to stay at home orders both in the United States and United Kingdom, we instituted a work-from-home plan for our employees, which continue on a hybrid basis for the year ended December 31, 2021. We have ensured that all employees have essential resources to work from home.
                We have not experienced a significant financial impact directly related to the COVID-19 pandemic. As of December 31, 2021, we have cash and cash equivalents including marketable securities of $52.9 million. We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report. As a result of this financial position, we have not required any financial assistance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or other similar COVID-19 related federal and state programs or United Kingdom financial assistant programs. We have no plans to furlough any employees at this time.
                We have not experienced a significant operational impact on OPNT003 or OPNT004 programs as a result of the COVID-19 pandemic, although we cannot rule out future delays.

Results of Operations
Comparison of the years ended December 31, 2021 and December 31, 2020.

	For the Year Ended		Increase (Decrease)
Revenues	December 31, 2021	December 31, 2020	Amount
Royalty revenue	$40,725,185	$27,401,919	$13,323,266
Grant and contract revenue	7,060,293	2,223,262	4,837,031
Total revenue	47,785,478	29,625,181	18,160,297
Operating expenses
General and administrative	12,152,935	11,742,540	410,395
Research and development	16,833,537	9,240,020	7,593,517
Sales and marketing	4,576,263	4,686,932	(110,669)
Royalty expenses	9,066,432	6,196,706	2,869,726
Total operating expenses	42,629,167	31,866,198	10,762,969
Income (loss) from operations	5,156,311	(2,241,017)	7,397,328
Other income (expense), net	(2,123,251)	(46,111)	(2,077,140)
Income (loss) before income taxes	3,033,060	(2,287,128)	5,320,188
Income tax (expense) benefit	(24,270)	425,679	(449,949)
Net income (loss)	$3,008,790	$(1,861,449)	$4,870,239
Net Revenue
     During the year ended December 31, 2021, we recorded net revenue of $47.8 million, which represents an increase of approximately $18.2 million from the $29.6 million of net revenue recorded during the year ended December 31, 2020. The $18.2 million year-over-year increase in net revenue was due to an approximately $13.3 million increase in revenue related to NARCAN® sales and a $4.8 million increase in grant and contract revenue from the funding received from NIH and BARDA for the development of OPNT003.
General and Administrative
     For the year ended December 31, 2021 general and administrative expenses totaled $12.2 million, which represents an increase of approximately $0.4 million compared to $11.7 million of general and administrative expenses incurred during the year ended December 31, 2020. Personnel and related expenses increased by $1.3 million and administrative fees related to net NARCAN® sales increased by $0.4 million, mostly offset by a decrease of $1.1 million in expense associated with our Opioid Overdose Reversal program, and a decrease in legal and professional fees of $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Research and Development
     During the year ended December 31, 2021, we recorded research and development expenses totaling $16.8 million, which represents an increase of $7.6 million as compared to the $9.2 million of research and development expenses incurred during the year ended December 31, 2020. The increase in research and development expenses is primarily attributed to a $6.8 million increase in third party expense related to the development of OPNT003 and a $0.8 million increase in personnel and related expense for the comparable periods.
Sales and Marketing
    During the year ended December 31, 2021 we recorded sales and marketing expenses $4.6 million compared to $4.7 million for the year ended December 31, 2020.

Royalty Expenses
Royalty expenses were approximately $9.1 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively and are related to royalties to third parties that we pay from the royalties we receive from the net sales of NARCAN® by EBS.
Other Income (Expense)
 The following table details our Other Income (Expense):

	For the Year Ended
	December 31, 2021	December 31, 2020	Change
Other income (expense)
Interest income, net	$11,402	$93,877	$(82,475)
Interest expense	(2,128,962)	(131,007)	$(1,997,955)
Loss on foreign exchange	(5,691)	(8,981)	3,290
Total other income (expense)	$(2,123,251)	$(46,111)	$(2,077,140)

Liquidity and Capital Resources
    Our cash balance including marketable securities at December 31, 2021 was $52.9 million, which represents an increase of $4.6 million from the $48.3 million cash balance at December 31, 2020. Our working capital was $62.3 million as of December 31, 2021.
    During the year ended December 31, 2021, we received net cash proceeds of approximately $2.7 million from the exercise of stock options.
The following table sets forth the primary sources and uses of cash for each of the periods:

	Year ended
	December 31, 2021	December 31, 2020
Net cash provided by (used in)
Operating activities	$1,926,489	$(2,028,773)
Investing activities	$(15,014,750)	$(50,887)
Financing activities	$2,718,940	$19,369,159
Cash provided by (used in) operating activities
    During the year ended December 31, 2021, net cash provided by operating activities was $1.9 million, which was due to $3.0 million in net income, $2.7 million in stock based compensation, and $0.9 million in amortization and depreciation, reduced by $4.7 million of net changes in other assets and liabilities.
    During the year ended December 31, 2020, net cash used in operating activities was $2.0 million, which was due to the net loss of $1.9 million plus net changes in other assets and liabilities of $3.0 million, partially offset by $2.3 million in stock based compensation, and $0.6 million of depreciation and operating lease amortization expense.
Cash used in by investing activities
During the year ended December 31, 2021 net cash used in investing activities was $15.0 million from purchase of marketable securities.
During the year ended December 31, 2020 net cash used in investing activities was $50 thousand from leasehold improvements and related office furniture and equipment purchases.
Cash provided by financing activities
    During the year ended December 31, 2021, net cash provided by financing activities was $2.7 million from the exercise of stock options.

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
On December 10, 2020, we received the first tranche of $20 million. During the year ended December 31, 2021, $3.1 million of debt was converted to Common Stock at a conversion price of $19.64 per share.
Plan of Operation
    On February 12, 2018, we announced positive data from a Phase 1 clinical study of our product candidate OPNT003 (nasal nalmefene) and provided an update on a meeting held February 8, 2018 with the FDA regarding our planned development program. OPNT003 is in development as a long-lasting opioid antagonist for the treatment of opioid overdose. Based on feedback from the FDA in connection with this meeting, we intend to pursue a 505(b)(2) development path, with a potential to submit a NDA for the drug and nasal delivery device combination in 2022. Nalmefene as an injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required. We have reached agreement with the FDA to perform a pharmacodynamic ("PD") study in healthy volunteers to support our OPNT003 NDA application.

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

In February 2021, the first patients were dosed in a confirmatory PKstudy for OPNT003, nasal nalmefene, for the treatment of opioid overdose. In July 2021, we announced positive top-line results from the study. The study was conducted in 68 healthy subjects and compared OPNT003, nasal nalmefene, with an intramuscular nalmefene hydrochloride injection, 1 mg, which was the comparator previously agreed upon with the FDA.
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
In February 2022, we announced positive topline results from a multi-dose pharmacokinetic (“PK”) study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. The crossover design study was conducted in 23 healthy subjects comparing the PK profile, safety, and tolerability of OPNT003 when given as a single 3mg dose in one nostril, as a single dose in each nostril, and as two doses in one nostril.
We have full commercial rights to OPNT003 and we were awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse ("NIDA"). The grant provides us with additional resources for the ongoing development of OPNT003. We have been awarded approximately $7.4 million funded through the period ended March 31, 2022. We have also received a contract for approximately $10.3 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of OPNT003 through NDA submission. BARDA has awarded approximately $8.72 million of the contract through September 30, 2022, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. In 2017, NIH leadership called for the development of a stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year.
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
    During the year ended December 31, 2021, we earned $40.7 million in royalties under the Adapt Agreement. On December 22, 2021, Teva Pharmaceuticals ("Teva") launched a generic version of Narcan. In response, Emergent BioSolutions, Inc. through Sandoz Pharmaceuticals launched an authorized generic. Generic competition could have a negative impact on demand of NARCAN®, and thereby reduce the amount of royalties we earn under the Adapt Agreement.
In addition, Teva Pharmaceuticals in February 2022 reached a $225 million settlement related to claims that Teva contributed to Texas’ opioid crisis. Teva agreed to pay $150 million over 15 years, as well as provide $75 million worth of generic Narcan over 10 years. If this type of settlement were to become a precedent for other states that have litigation with Teva and free generic Narcan flooded the market, the demand for NARCAN® may be negatively impacted, and thereby the royalties we earn under the Adapt Agreement may be decreased.
During the year ended December 31, 2021, we received $2.7 million from the exercise of stock options and warrants.
    On August 13, 2021, we entered into an Controlled Equity OfferingSM (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor"), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our Common Stock. During the year ended December 31, 2021, we did not sell any shares under the Sales Agreement.
    After considering the proceeds received during the year ended December 31, 2021, we believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

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

Royalty Payable
    We entered into various agreements and subsequently received funding from investors for use by us for any purpose. In exchange for this funding, we agreed to provide investors with interest in the Net Profit generated from NARCAN® net sales by EBS in perpetuity. The following table sets forth the royalty payable to our Net Profit Partners at December 31, 2020:

(in thousands)	Net Profit %	December 31, 2021

Potomac	10.2%	$1,257
LYL	5.0%	616
Welmers	1.5%	185
Foundation	6.0%	739
Pendergast	1.0%	123
Royalty payable	23.7%	$2,920

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
We capitalize our office space operating leases under ASC 842. We use best available information to determine the discount rate, which can have significant variability and requires management assessment and judgment.
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
Licensing Agreement
    Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our nasal naloxone opioid overdose reversal treatment, now known as NARCAN®. We receive payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by EBS. During the years ended December 31, 2021 and 2020 we recognized net royalty revenue of $40,725,185 and $27,401,919, respectively related to this agreement.
Effect of Inflation
    Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations in 2021 and 2020.
Off-Balance Sheet Arrangements
    None.
Recent Accounting Pronouncements
    We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the consolidated financial statements and in this, Report, filed on Form 10-K for the year ended December 31, 2021 (See Note 3 - Summary of Significant Accounting Policies).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
    We are not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.
Opiant Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Opiant Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Opiant Pharmaceuticals, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Houston, Texas
March 15, 2022

Opiant Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$37,853,947	$48,251,336
Marketable securities	15,014,750	—
Accounts receivable	13,327,364	8,910,975
Prepaid expenses and other current assets	2,962,903	1,936,842
Total current assets	69,158,964	59,099,153

Non-current assets
Property and equipment, net	78,107	171,190
Right of use assets - operating leases	999,567	278,455
Patents and patent applications, net	11,628	13,000
Other non-current assets	179,532	1,051,234
Total assets	$70,427,798	$60,613,032

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,369,848	$2,966,479
Accrued salaries and wages	201,254	908,516
Royalty payable	2,920,148	1,908,072
Deferred revenue	16,618	354,756
Operating leases - current	337,690	282,421
Total current liabilities	6,845,558	6,420,244

Long-term liabilities
Operating leases - long term	673,347	—
Convertible debt, net of unamortized discount	16,069,085	18,700,546
Total liabilities	23,587,990	25,120,790

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized;
4,909,846 and 4,258,105 shares issued and outstanding at December 31, 2021 and 2020, respectively.	4,910	4,259
Additional paid-in capital	108,569,988	100,203,979
Accumulated other comprehensive loss	(54,815)	(26,931)
Accumulated deficit	(61,680,275)	(64,689,065)
Total stockholders' equity	46,839,808	35,492,242
Total liabilities and stockholders' equity	$70,427,798	$60,613,032
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Revenues
Royalty revenue	$40,725,185	$27,401,919
Grant and contract revenue	7,060,293	2,223,262
Total revenue	47,785,478	29,625,181

Operating expenses
General and administrative	12,152,935	11,742,540
Research and development	16,833,537	9,240,020
Sales and marketing	4,576,263	4,686,932
Royalty expenses	9,066,432	6,196,706
Total operating expenses	42,629,167	31,866,198

Income (loss) from operations	5,156,311	(2,241,017)

Other income (expense)
Interest income, net	11,402	93,877
Interest expense	(2,128,962)	(131,007)
Loss on foreign exchange	(5,691)	(8,981)
Total other income (expense)	(2,123,251)	(46,111)

Income (loss) before income taxes	3,033,060	(2,287,128)

Income tax (expense) benefit	(24,270)	425,679

Net income (loss)	$3,008,790	$(1,861,449)

Other comprehensive income (loss)
Foreign currency translation adjustments	(27,884)	(26,931)
Total comprehensive income (loss)	$2,980,906	$(1,888,380)

Income (loss) per share of common stock:
Basic	$0.68	$(0.44)
Diluted	$0.51	$(0.44)
Weighted average common stock outstanding
Basic	4,456,162	4,249,832
Diluted	5,920,069	4,249,832
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	4,186,438	$4,187	$97,239,455	—	$(62,827,616)	$34,416,026

Exercise of stock options	12,157	12	89,988	—	—	90,000

Exercise of warrants	59,510	60	595,040	—	—	595,100

Stock based compensation	—	—	2,279,496	—	—	2,279,496

Foreign currency translation adjustment	—	—	—	(26,931)	—	(26,931)

Net loss	—	—	—	—	(1,861,449)	(1,861,449)

Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(26,931)	$(64,689,065)	$35,492,242

Exercise of stock options	448,847	448	2,718,492	—	—	2,718,940

Cashless exercise of stock	27,076	27	(27)	—	—	—

Restricted stock issued	19,902	20	(20)		—	—

Stock issued from converted debt	155,916	156	3,062,044		—	3,062,200

Debt issuance cost associated with debt conversion	—	—	(162,780)	—	—	(162,780)

Stock based compensation	—	—	2,748,300	—	—	2,748,300

Foreign currency translation adjustment	—	—	—	(27,884)	—	(27,884)

Net income	—	—	—		3,008,790	3,008,790

Balance at December 31, 2021	4,909,846	$4,910	$108,569,988	$(54,815)	$(61,680,275)	$46,839,808
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Cash flows provided by (used in) operating activities
Net income (loss)	$3,008,790	$(1,861,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,456	123,680
Amortization of debt discount	267,959	16,487
Operating leases amortization	567,078	484,793
Stock based compensation expense	2,748,300	2,279,496
Changes in assets and liabilities:
Accounts receivable	(4,416,390)	(1,692,607)
Prepaid expenses and other current assets	(157,800)	(1,918,109)
Accounts payable and accrued liabilities	308,131	1,636,326
Accrued salaries and wages	(596,929)	(338,352)
Operating lease liabilities	(571,044)	(483,412)
Royalty payable	1,012,076	287,890
Deferred revenue	(338,138)	(563,516)
Net cash provided by (used in) operating activities	1,926,489	(2,028,773)
Cash flows used in investing activities
Purchase of marketable securities	(15,014,750)	—
Purchase of property and equipment	—	(50,887)
Net cash used in investing activities	(15,014,750)	(50,887)
Cash flows provided by financing activities

Proceeds from debt issuance	—	20,000,000
Debt issuance costs	—	(1,315,941)
Proceeds from exercise of options and warrants	2,718,940	685,100
Net cash provided by financing activities	2,718,940	19,369,159

Effect of foreign currency translation on cash	(28,068)	(18,636)

Net (decrease) increase in cash and cash equivalents	(10,397,389)	17,270,863
Cash and cash equivalents, beginning of year	48,251,336	30,980,473
Cash and cash equivalents, end of year	$37,853,947	48,251,336

Supplemental disclosure
Interest paid during the year	$1,535,617	—
Taxes paid during the year	$—	$39,000

Non-Cash Investing and Financing Transactions
Cashless exercise of options	$27	$2
Issuance of restricted stock	$20
Common stock issued for debt conversion	$3,062,200	$—
Debt issuance cost associated with debt conversion	$162,780	$—
Right of use assets obtained in exchange for new lease obligations	$1,189,168	$—
The accompanying notes are an integral part of these consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021 and 2020

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
Note 2.    Liquidity and Financial Condition
The Company had net income of $3.0 million for the year ended December 31, 2021 and has an accumulated deficit of $61.7 million at December 31, 2021. The Company had $62.3 million of working capital at December 31, 2021. The Company has financed its operations from sale of Common Stock, convertible debt, and through non-equity cash investments by a number of investors, in exchange for an interest in any pre-tax profits received by the Company that was derived from the sale of the Opioid Overdose Reversal Treatment Product less any and all expenses incurred by and payments made by the Company in connection with the Opioid Overdose Reversal Treatment Product ("OORT").
    During the year ended December 31, 2021, the Company received net cash proceeds of approximately $2.7 million from the exercise of stock options.
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

Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $37.9 million, and $48.3 million at December 31, 2021 and December 31, 2020. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC") and as of December 31, 2021 maintains the majority of its cash balances in money market funds not insured by the FDIC. The Company also transfers certain daily available cash balances to an overnight account which earns interest and the amounts are not insured by the FDIC. Balances in the United Kingdom are insured up to £85,000 by the Financial Services Compensation Scheme (United Kingdom Equivalent). Although the Company’s cash balances exceeded these insured amounts, the Company has not experienced any losses on its cash and cash equivalents for the periods presented.
Marketable Securities
    The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and diversification. We invest our cash primarily in U.S. Treasury securities. We consider our investments in debt securities to be "held-to-maturity," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). Realized gains and losses on held-to-maturity securities are included in other income (expense), net. The Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.
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
The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020 the Company's accounts receivable were primarily concentrated with one party, EBS.
Long-Lived Assets
The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over estimated useful lives (3 to7 years). The Company capitalizes all asset purchases greater than $5,000 having a useful life greater than one year. The Company follows ASC 350, Intangibles – Goodwill and Other for its intellectual property asset. Intellectual property consists of patents which are stated at their fair value acquisition cost. Amortization is calculated by the straight-line method over their estimated useful lives (20 years). The Company recorded depreciation and amortization expense of $94,455 and $123,680 for the years ended December 31, 2021 and 2020, respectively.
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
    For the year ended December 31, 2021, Common Stock equivalents consisting of 302,850 stock options were excluded from the calculation of diluted income (loss) per share. The following table illustrates the dilutive effect of the assumed exercise of the Company’s outstanding stock options and warrants, using the treasury stock method, for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
Numerator:	December 31, 2021	December 31, 2020
Net Income (loss)	$3,008,790	$(1,861,449)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	4,456,162	4,249,832
Effect of dilutive securities:
Stock options and warrants	1,403,707	—
Restricted stock units	60,200	—
Convertible debt	—	—
Denominator for diluted income (loss) per share	5,920,069	4,249,832

Income (loss) per share - Basic	$0.68	$(0.44)
Income (loss) per share - Diluted	$0.51	$(0.44)

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
    The Company had stock-based compensation of $2.7 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.
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
    At December 31, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.
Revenue Recognition
    The Company generates a large majority of revenue from the agreement with EBS. During the year ended December 31, 2021, the Company recognized 85% of revenue from its agreement with EBS.
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
    On December 15, 2014, the Company entered into a License Agreement (the "Adapt Agreement") with Adapt Pharma Operations Limited (“Adapt”), an Ireland based pharmaceutical company. Emergent BioSolutions, Inc acquired Adapt in October 2018 and Adapt became its wholly owned subsidiary (collectively with Adapt, “EBS”). Pursuant to the Adapt Agreement, we provided a global license to develop and commercialize our intranasal naloxone opioid overdose reversal treatment, now known as NARCAN®. In addition, in 2016 we entered into the EBS Amendment which amends the terms of the Adapt Agreement relating to the grant of a commercial sublicense outside of the United States and diligence efforts for commercialization of our Opioid Overdose Reversal Treatment Product. Under the terms of the EBS Amendment, EBS is required to use commercially reasonable efforts to commercialize the Opioid Overdose Reversal Treatment Product. In the event that EBS wishes to grant a commercial sublicense to a third party in the European Union or the United Kingdom, we have agreed to negotiate an additional amendment to the Adapt Agreement to include reduced financial terms with respect to the commercial sublicense.
    The Company also receives payments upon reaching various sales and regulatory milestones, as well as royalty payments for commercial sales of NARCAN® generated by EBS. During the years ended December 31, 2021 and 2020, the Company recognized royalty revenue of $40.7 million and $27.4 million, respectively.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance." This new standard adds disclosure requirements for the accounting of government assisted programs, including grants and contracts. The guidance requires disclosure about the nature of transactions, the related accounting policies used to account for the transactions, and the effect of the transactions on an entity’s financial statements. The Company will adopt the new standard effective January 1, 2022 and the Company determined adoption has no impact on its financial statements.
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
Note 4.     Accounts Receivable
    As of December 31, 2021, the Company had accounts receivable of $13.3 million which relates to royalty revenue from sales of NARCAN® and revenue from the contract with BARDA.
Note 5.     Prepaid Expenses and Other Current Assets
    As of December 31, 2021, the Company had approximately $3.0 million recorded as prepaid expenses and other current assets. Of this amount approximately $1.0 million was for prepaid directors and officers insurance and $2.0 million was for other prepaid insurance, rent, software services, other general prepaid items, and other current assets.
As of December 31, 2020, the Company had approximately $1.9 million recorded as prepaid expenses and other current assets. Of this amount approximately $0.9 million was for prepaid directors and officers insurance and the remaining $1.0 million was for other prepaid insurance, rent, software services, and other general prepaid items.
Note 6.     Leases
    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Consolidated Balance Sheets.
    The Company had two operating leases during the year ended December 31, 2021. In accordance with the guidance of Topic 842, the two leases which are classified as operating leases are included in the Company's Consolidated Balance Sheet as of December 31, 2021 and 2020. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
    Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company used an estimated incremental borrowing rate of 8.8% as the discount rate to determine the present value of lease payments. The ROU assets and corresponding operating lease liability recognized at lease inception was $1.2 million.
The weighted average discount rate used was 8.8% and the weighted average remaining lease term is 4.09 years at December 31, 2021.
    The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of December 31, 2021.

Balance Sheet descriptions
Assets:	(in thousands)
Right of use assets - operating leases	$1,000
Liabilities:
Operating leases - current	$338
Operating leases - long term	$673
Total lease liabilities	$1,011

    The following table summarizes the components of operating lease cost for the year ended December 31, 2021.

Lease costs (in thousands)
Operating expenses - lease costs	$567

    As of December 31, 2021, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	December 31, 2021
2022	352
2023	231
2024	243
2025	271
2026	112
Total lease payments	1,209
Less imputed interest	$(198)
Present value of operating lease liabilities	$1,011

Note 7.    Other Non-Current Assets
As of December 31, 2021, the Company had non-current prepaid expenses of approximately $0.2 million related to deposits. As of December 31, 2020, the Company had non-current prepaid expenses of approximately $1.1 million. The Company's non-current prepaid expenses are for advance research and development payments which will be used for projects that have estimated completion dates greater than one year.
Note 8.    Revenue
On September 19, 2018, the Company entered into a contract with BARDA, which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $4.6 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. On December 11, 2020, BARDA awarded an additional $3.5 million to advance the clinical development of OPNT003. The modification increases the total potential value of the contract to $8.1 million. BARDA has awarded approximately $6.5 million of the contract through September 30, 2022, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the years ended December 31, 2021, and 2020 the Company recognized revenue of $3.7 million and $0.7 million, respectively related to this contract.
Deferred revenue
    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003 (nasal nalmefene), a long-lasting opioid antagonist for the treatment of opioid overdose.

The Company has been awarded the entire grant amount of $7.4 million through the period ending March 31, 2022. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognizes revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the years ended December 31, 2021 and 2020, the Company received cash of $3.0 million and $1.0 million, respectively and recognized revenue of approximately $3.3 million and $1.6 million, respectively related to this grant.
The following is a summary of the Company’s deferred revenue activity for the years ended December 31, 2021 and 2020:

(in thousands)	NIH Grant
Balance as of December 31, 2019	$918
Cash Received from NIH	1,000
Recognized as revenue	(1,563)
Balance as of December 31, 2020	$355
Cash Received from NIH	2,988
Recognized as revenue	(3,326)
Balance as of December 31, 2021	$17

Note 9. Royalty Payable
    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development its OORT Product. In exchange for this funding, the Company agreed to provide investors with interest in the OORT Net Profit generated from its OORT Product in perpetuity. The following table sets forth the royalty payable to certain investors as of December 31, 2021 and 2020:

(in thousands)	Net Profit %	December 31, 2021	December 31, 2020

Potomac	10.2%	$1,257	$822
LYL	5.0%	616	402
Welmers	1.5%	185	121
Foundation	6.0%	739	483
Pendergast	1.0%	123	80
Royalty payable	23.7%	$2,920	$1,908

Note 10. Long Term Debt
    On December 10, 2020 (the “Closing Date”), the Company, entered into a Note Purchase and Security Agreement (the “Loan Agreement”) with a syndicate of Pontifax Medison Finance, and Kreos Capital VI (Expert Fund) LP, (collectively, the “Lenders”).
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
On December 10, 2020, The Company received the first tranche of $20 million. The Company recognized fees of approximately $1.3 million related to the debt offering which is amortized over the term of the debt. During the years ended December 31, 2021 and 2020 the Company amortized approximately $268 thousand and $16 thousand, respectively of these fees to interest expense.
During 2021, the Lenders elected to convert approximately $3.1 million of debt to Common Stock. In connection with the debt conversion the Company recognized $163 thousand of the unamortized debt discount and recorded to additional paid in capital.
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
During the year ended December 31, 2021, the Company incurred approximately, $1,374,475 in aggregate fees related to Torreya. As of December 31, 2021, the Company has an accrued liability of $439,711 owed to Torreya.
b. On May 7, 2019, the Company entered into a lease for office space located at 233 Wilshire Blvd., Suite 280, Santa Monica, CA 90401. The lease commenced on July 1, 2019 and effective August 1, 2021 is month-to-month.

On July 11, 2019, the Company entered into an Office Service Agreement with Regus to lease office space at One Kingdom Street, London, England, W2 6BD. The lease commenced on August 1, 2019 and ends May 31, 2021 with monthly rent of 20,000 GBP. On May 21, 2021. the Company entered into a office space lease at 19-20 Berners Street, London, England. The lease commenced June 1, 2021 and ends May 31, 2026.
During the years ended December 31, 2021 and 2020 Company incurred approximately $567 thousand and $578 thousand, respectively of rent expense.
c.    On June 22, 2017, the Company entered into a license agreement (the "License Agreement") and a related supply agreement (the “Supply Agreement”) with Aegis Therapeutics LLC ("Aegis") pursuant to which the Company was granted an exclusive license (the “License”) to Aegis’ proprietary chemically synthesizable delivery enhancement and stabilization agents, including, but not limited to, Aegis’ Intravail® absorption enhancement agents, ProTek® and HydroGel® (collectively, the “Technology”) to exploit (a) the Compounds (as such are defined in the License Agreement) and (b) a product containing a Compound and formulated using the Technology (“Aegis Product”), in each case of (a) and (b) for any and all purposes. The License Agreement restricts the Company's ability to manufacture any Aegis excipients included in the Technology (“Excipients”), except for certain instances of supply failure, supply shortage or termination of the Supply Agreement, and the Company shall obtain all supply of such Excipients from Aegis under the Supply Agreement. The License Agreement also restricts Aegis’s ability to compete with the Company worldwide with respect to the Exploitation (as defined in the License Agreement) of any therapeutic containing a Compound or derivative or active metabolite of a Compound without the Company's prior written consent. The effective date of the License Agreement and the Supply Agreement is January 1, 2017.
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
For the years ended December 31, 2021 and 2020, the Company recorded $0 of milestone or royalty expense associated with the License Agreement.

d.    On July 22, 2020, the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $7.9 million. The Company paid a deposit of approximately $1.1 million which is included in prepaid expenses and other currents assets in the consolidated balance sheet at December 31, 2021, and other non-current assets in the consolidated balance sheet at December 31, 2020.
e.    On October 26, 2020, the Company entered into a Master Services Agreement (“MSA”) with AptarGroup, Inc. (“Aptar”) to provide non-exclusive technology access and co-development services for the development and submission of an opioid antagonist for the treatment of opioid overdose using Aptar’s nasal Unidose device (the “UDS Device”). In addition to the cost of the UDS Devices, the Company expects to spend up to approximately $5.2 million over the course of the development program. During 2021 the Company paid Aptar approximately $0.9 million.
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
The Company and EBS (collectively, “Plaintiffs”), filed complaints, in 2016 against Teva Pharmaceuticals Industries Ltd. (“Teva”) and in 2018 against Perrigo UK FINCO Limited Partnership (“Perrigo”), relating to Teva’s and Perrigo’s respective abbreviated new drug applications (each, an “ANDA”) seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray. On January 21, 2022, the Plaintiffs and Teva Canada Limited entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Teva Canada can launch a generic NARCAN® after December 15, 2023. This date can be accelerated if a third party receives approval from the Canadian Food Inspection Agency sooner.
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
Closing arguments in the Teva trial were held on February 26, 2020. On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product. The Court ruled in favor of Teva. Our commercial partner EBS, appealed the decision to the Court of Appeals for the Federal Circuit. On February 10, 2022, the Court of Appeals for the Federal Circuit upheld the District court decision.
On September 7, 2018, the Company entered into a Development Agreement to develop a device capable of administrating nalmefene hrydrochloride and related Agreement for Reimbursement of Capital Expenditure and Service Fees (collectively, "Agreement") with Aesica Queenborough Limited ("Aesica"). On October 28, 2020, the Company notified Aesica that, effectively immediately, the Company terminated the Agreement pursuant to Section 18.2(a) of the Agreement. As of December 31, 2020, the Company recorded a liability and related expense of $1.2 million related to the termination. A settlement was reached in the first quarter of 2021 and the $1.2 million was paid.

Note 12. Stockholder's Equity
Common Stock
During the year ended December 31, 2021
Common Stock

    During the year ended December 31, 2021 the Company issued 448,847 shares of Common Stock as a result of employee stock option exercises, and received net cash proceeds of approximately $2.7 million.
During the year ended December 31, 2021 the Company issued 19,902 shares of Common Stock as a result of vesting of employee restricted stock.
During the year ended December 31, 2021 the Company issued 155,916 shares of Common Stock as a result of conversion of debt to equity at a conversion price of $19.64 per share.
During the year ended December 31, 2021, the Company issued 27,076 shares of its Common Stock in relation to the cashless exercise of stock options that were granted outside of the Company's 2017 Long-Term Incentive Stock Plan (the "2017 Plan"). A total of 35,000 stock options were exercised at an exercise price of $7.25 per share.
During the year ended December 31, 2020
Common Stock
    During the year ended December 31, 2020 the Company issued 71,667 shares of Common Stock as a result of employee stock option and warrant exercises, and received net cash proceeds of approximately $0.7 million.
Equity Plans
    On September 8, 2017, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), at which time the 2017 Plan was approved by stockholder vote. The 2017 Plan allows the Company to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units ("RSU's") to purchase a maximum of 400,000 shares of the Company's Common Stock. Under the terms of the 2017 Plan, ISOs and restricted stock units may only be granted to Company employees and directors, while NSOs may be granted to employees, directors, advisors, and consultants. The Board has the authority to determine to whom options and will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value for an ISO or an NSO. The vesting period is normally over a period of four years from the vesting date. The contractual term of an option is no longer than ten years. As provided in the 2017 Plan, on January 1, 2021, the number of shares available for issuance was increased by 4% of the Company's outstanding stock as of December 31, 2020, which represents an increase of 170,324 shares. As of December 31, 2021, the Company had 104,255 shares available for future issuance under the 2017 Plan.
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
On July 8, 2021, the Board of Directors of the Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 100,000 shares of the Company’s Common Stock for issuance pursuant to equity awards granted under the Inducement Plan. On December 9, 2021, the Board of Directors of the Company amended the Inducement Plan to reserve an additional 100,000 shares of the Company’s Common Stock.

    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the years ended December 31, 2021 and 2020, is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,500,500	$7.03	5.05	$18,426,325
Exercised	(20,000)	$9.50
Forfeited	(15,000)	$10.00
Outstanding at December 31, 2020	2,465,500	$6.99	4.09	$2,773,190
Exercised	(480,002)	$5.86
Forfeited	(34,998)	$10.00
Outstanding at December 31, 2021	1,950,500	$7.17	3.4	$51,602,190
Exercisable at December 31, 2021	1,950,500	$7.17	3.4	$51,602,190

During the years ended December 31, 2021 and 2020, the Company recognized $0 and $1,235 of non-cash expense related to vested Pre-2017 Non-Qualified Stock Options granted in prior periods.
The 2017 Plan
    The assumptions used in the valuation of options granted under the 2017 Plan during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Market value of stock on measurement date	$8.20 to $24.75	$8.79 to $13.60
Risk-free interest rate	0.50% to 1.30%	0.33% to 1.68%
Dividend yield	—%	—%
Volatility factor	76% to 89%	91% to 101%
Term (years)	5.5 to 6.25	5.5 to 6.25

    Stock option activity for options granted under the 2017 Plan during the years ended December 31, 2021 and 2020 is presented in the table below:

	Number of Shares Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	491,950	$24.08	8.43	$81,888
Granted	191,500	$12.12
Exercised	—	—
Forfeited	(71,690)	$15.05
Outstanding at December 31, 2020	611,760	$21.39	7.85	$—
Granted	163,285	$12.4
Exercised	(3,845)	$19.49
Forfeited	(12,142)	$12.60
Balance at December 31, 2021	759,058	$19.61	7.31	$10,997,428
Exercisable at December 31, 2021	513,279	$22.84	6.72	$5,895,856

During the years ended December 31, 2021 and 2020, the Company recognized approximately $1.7 million and $2.1 million of non-cash expense related to vested options granted during these periods. As of December 31, 2021, there was approximately $1.0 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.
Restricted Stock Units
    Restricted stock activity during the year ended December 31, 2021 is presented in the following table.

	Number of Shares	Grant Date Fair Value Per Share
Restricted stock units outstanding December 31, 2019	27,000	$14.51
Restricted stock granted	49,600	$12.00
Restricted stock forfeited	(27,000)	$14.51
Restricted stock units outstanding December 31, 2020	49,600	$12.00
Restricted stock granted	76,268	$12.47
Restricted stock vested	(19,902)	$10.79
Restricted stock forfeited	(1,550)	$12.15
Restricted stock units outstanding December 31, 2021	104,416	$12.57

    Twenty-five percent (25%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) will vest annually thereafter on the same day as the vesting commencement date. During the year ended December 31, 2021 and 2020, the Company recognized approximately $0.8 million and $0.2 million of non-cash expense related to restricted stock units. As of December 31, 2021, there was $0.5 million of total unrecognized compensation cost related to restricted stock units.
Inducement Equity Incentive Plan
During 2021, the Company granted options to purchase 56,500 shares of Common Stock, and granted RSUs for 49,800 shares of Common Stock under the Inducement Plan.
The assumptions used in the valuation of options granted under the Inducement Plan during the year ended December 31, 2021 were as follows:

Year Ended December 31, 2021
Market value of stock on measurement date	$16.41
Risk-free interest rate	0.84%
Dividend yield	—%
Volatility factor	76.26%
Term (years)	6.25

Stock option activity for options granted under the Inducement Plan during the year ended December 31, 2021 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	—
Granted	56,500	$16.41
Exercised	—
Forfeited	—
Balance at December 31, 2021	56,500	$16.41	9.55	$972,930
During the year ended December 31, 2021, the Company recognized approximately $0.2 million of non-cash expense related to options granted under the Inducement Plan. As of December 31, 2021, there was approximately $0.4 million of total unrecognized compensation cost related to the non-vested stock options that were granted under the 2021 Inducement Equity Incentive Plan.
The following summarizes the restricted stock activity under the Inducement Plan during the year ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2020	—
Restricted stock granted	49,800	$26.98
Restricted stock vested
Restricted stock outstanding and unvested at December 31, 2021	49,800	$26.98

During the year ended December 31, 2021, the Company recognized approximately $0.1 million of non-cash expense related to restricted stock units. As of December 31, 2021, there was approximately $1.2 million of total unrecognized compensation cost related to restricted stock units.
Warrants
    Warrant activity for the years ended December 31, 2021 and 2020 is presented in the table below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	342,610	$9.77	3.71	$1,585,084
Exercised	(59,510)	$10.00
Forfeited	(4,300)	$10.00
Outstanding at December 31, 2020	278,800	$9.72	3.51	$1,164
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	278,800	$9.72	2.51	$6,665,644
Exercisable at December 31, 2021	278,800	$9.72	2.51	$6,665,644

Note 13. Income Taxes
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
As of December 31, 2021, the Company’s deferred tax assets primarily relate to net operating loss (“NOL”) carryforwards that were derived from operating losses and stock based compensation from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
At December 31, 2021, the Company had federal net operating loss carry forwards, which are available to offset future taxable income, of $7,273,220. The Company’s NOL carryforwards generated prior to January 1, 2018 of $3,192,777 can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2035. No provision was made for federal income taxes as the Company has NOLs. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	December 31, 2021	December 31, 2020
Net loss before taxes at statutory rate	$860,542	$(352,562)
Permanent items	(575,449)	479,115
Temporary items	(420,274)	312,649
Income tax expense at statutory rate	(135,181)	439,202
Valuation allowance	159,451	(864,881)
Income tax expense (benefit) per books	$24,270	$(425,679)

Net deferred tax assets consist of the following components as of:

	December 31, 2021	December 31, 2020
Net operating loss carryover at statutory rate	$4,497,897	$3,881,105
Stock-based compensation expense	3,544,938	2,923,099
Fixed asset depreciation	(18,378)	(38,863)
Intangibles amortization	(1,134)	(1,081)
Other	3,391	307,044
Total	$8,026,714	$7,071,304

Valuation allowance	$(8,026,714)	$(7,071,304)
Net deferred tax asset	$—	$—

The Company had no uncertain tax positions at December 31, 2021 and December 31, 2020.
    The Company is subject to income taxation by the United States government and certain states in which the Company's activities give rise to an income tax filing requirement. The Company does not have any significant income tax filing requirements in any foreign jurisdiction. As of December 31, 2021, there were no pending tax audits in any jurisdiction. The tax returns are subject to statutes of limitations that vary by jurisdiction. At December 31, 2021, the Company remains subject to income tax examinations in the U.S. and various states for tax years 2018 through 2021; certain other states remain subject to examination for tax years 2017 through 2021. However, due to the Company’s NOL carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years until the statute expires on the year(s) in which the NOL carryforwards are utilized.

Note 14.     Subsequent Events
The Company has signed a new lease at 233 Wilshire Blvd., Suite 400 Santa Monica, CA. The lease is for 5 years and this is the new corporate address.
    On January 4, 2022, the Company issued restricted stock units ("RSUs") to employees for 135,475 shares of Common Stock. The price of the Common Stock on the date of issuance was $32.85 per share. The RSUs were issued under the 2017 Plan. The RSUs vest 1/3 each year for the next three years on the anniversary of the grant date.
On January 4, 2022, the Company issued performance stock units ("PSUs") to certain employees for 80,735 shares of Common Stock. The price of the Common Stock on the date of issuance was $32.85 per share. The PSUs were issued under the 2017 Plan. The PSUs vest equally at 25% upon the achievement of various performance milestones.
On January 24, 2022, the Company announced a modification to its contract with BARDA for an additional commitment of up to $2.2 million to support OPNT003, nasal nalmefene, for opioid overdose. The increase in funding is primarily directed toward the costs of the Company's clinical studies to support its submission of OPNT003 to the FDA.
During Q1 2022, Pontifax Medisen Finance ("Pontifax") voluntarily converted approximately $1.4 million of the outstanding $7.9 million convertible debt held by Pontifax into a total of 70,000 shares of common stock at a conversion rate of $19.64 per share. In addition, Kreos Capital ("Kreos") voluntarily converted approximately $1 million of the outstanding $9 million convertible debt held by Kreos into a total of 50,916 shares of common stock at a conversion rate of $19.64 per share.
During Q1 of 2022, the Company issued 31,746 shares of Common Stock for RSU's that vested during January, and the Company issued 7,097 shares of Common Stock from stock option exercises.

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
Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
    This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm as we are small reporting company and within the SEC rules not required to have an attestation report from our registered public accounting firm.
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.
Item 14.  Principal Accounting Fees and Services.
    The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the period covered by this Annual Report on Form 10-K.

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

10.99†
Opiant Pharmaceuticals, Inc. 2021 Inducement Equity Incentive Plan and Form of Option Agreement thereunder, as amended on December 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on October 13, 2017).

23.1*	Consent of MaloneBailey, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Opiant Pharmaceuticals, Inc. Form 10-K for the years ended December 31, 2021 and 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, (iii) Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

+ Confidential Treatment Granted. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

† Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

* Filed herewith

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

Item 16.  Form 10-K Summary

None

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opiant Pharmaceuticals, Inc.

Date:	March 15, 2022	By:	/s/ Dr. Roger Crystal
Dr. Roger Crystal
Chief Executive Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2022.

By:	/s/ Dr. Roger Crystal	Director & Chief Executive Officer
	Dr. Roger Crystal	(Principal Executive Officer)

By:	/s/ David D. O'Toole	Chief Financial Officer
	David D. O'Toole	(Principal Financial and Accounting Officer)

By:	/s/ Craig Collard	Chairman of the Board of Directors
Craig Collard

By:	/s/ Thomas T. Thomas	Director
Thomas T. Thomas

By:	/s/ Dr. Gabrielle Silver	Director
Dr. Gabrielle Silver

By:	/s/ Ann MacDougall	Director
Ann MacDougall

By:	/s/ Richard J. Daly	Director
Richard J. Daly

By:	/s/ Dr. Michael Sinclair	Director
Dr. Michael Sinclair

By:	/s/ Dr. Lorianne Masuoka	Director
Dr. Lorianne Masuoka