Form 10-Q
period 2022-03-31
OPIANT PHARMACEUTICALS, INC.
filed 2022-05-10
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of May 9, 2022, the registrant had 5,087,015 shares of common stock outstanding.

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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$48,325,444	$37,853,947
Marketable securities	2,500,089	15,014,750
Accounts receivable	4,453,391	13,327,364
Prepaid and other current assets	3,881,014	2,962,903
Total current assets	59,159,938	69,158,964

Other assets
Property and equipment - net	70,553	78,107
Right of use assets - operating leases	874,620	999,567
Patents and patent applications - net	11,285	11,628
Other non-current assets	202,422	179,532
Total assets	$60,318,818	$70,427,798

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued expenses	$5,318,645	$3,369,848
Accrued salaries and wages	759,385	201,254
Royalty payable	426,257	2,920,148
Deferred revenue	—	16,618
Operating leases	283,320	337,690
Total current liabilities	6,787,607	6,845,558

Long-term liabilities
Operating leases - long term	608,019	673,347
Convertible debt, net of unamortized discount	13,659,946	16,069,085
Total long-term liabilities	14,267,965	16,742,432

Total liabilities	$21,055,572	$23,587,990

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 5,079,605 and 4,909,846 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5,080	4,910
Additional paid-in capital	113,208,236	108,569,988
Accumulated other comprehensive loss	(81,965)	(54,815)
Accumulated deficit	(73,868,105)	(61,680,275)
Total stockholders' equity	39,263,246	46,839,808

Total liabilities and stockholders' equity	$60,318,818	$70,427,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended March 31,
	2022	2021
Revenues
Royalty revenue	$2,193,213	$4,333,500
Grant and contract revenue	2,276,796	2,053,384
Total revenue	4,470,009	6,386,884

Operating expenses
General and administrative	4,331,950	2,646,329
Research and development	8,823,179	4,088,187
Sales and marketing	2,676,590	997,574
Royalty expense	426,256	979,466
Total operating expenses	16,257,975	8,711,556

Loss from operations	(11,787,966)	(2,324,672)

Other income (expense)
Interest income	5,094	3,199
Interest expense	(420,890)	(536,886)
Gain on foreign exchange	15,932	14,129
Total other income (expense)	(399,864)	(519,558)

Loss before income taxes	(12,187,830)	(2,844,230)

Income tax expense	—	—

Net loss	$(12,187,830)	$(2,844,230)

Other comprehensive loss:
Foreign currency translation adjustment	(27,150)	12,501
Comprehensive loss	$(12,214,980)	$(2,831,729)

Net loss per share of common stock:
Basic and diluted	$(2.43)	$(0.66)
Weighted average shares outstanding used to compute net loss per share:
Basic and diluted	5,015,262	4,282,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	4,909,846	$4,910	$108,569,988	$(61,680,275)	$(54,815)	$46,839,808
Return of profit	—	—	5,824	—	—	5,824
Exercise of stock options	7,097	7	91,627	—	—	91,634
Restricted stock issued	31,746	32	(32)	—	—	—
Stock issued from converted debt	130,916	131	2,571,069	—	—	2,571,200
Debt issuance cost associated with debt conversion	—	—	(109,399)	—	—	(109,399)
Stock based compensation	—	—	2,079,159	—	—	2,079,159
Net loss	—	—	—	(12,187,830)	—	(12,187,830)
Foreign currency translation adjustment	—	—	—	—	(27,150)	(27,150)
Balance at March 31, 2022	5,079,605	$5,080	$113,208,236	$(73,868,105)	$(81,965)	$39,263,246

Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(64,689,065)	$(26,931)	$35,492,242
Exercise of stock options	65,962	66	579,553	—	—	579,619
Restricted stock issued	6,527	6	(6)	—	—	—
Stock based compensation	—	—	745,620	—	—	745,620
Net loss	—	—	—	(2,844,230)	—	(2,844,230)
Other comprehensive income - foreign currency translation adjustment	—	—	—	—	12,501	12,501
Balance at March 31, 2021	4,330,594	$4,331	$101,529,146	$(67,533,295)	$(14,430)	$33,985,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net loss	$(12,187,830)	$(2,844,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,897	31,472
Amortization of debt discount	52,662	68,392
Non-cash lease expense	104,463	127,708
Stock based compensation	2,079,159	745,620
Change in assets and liabilities:
Accounts receivable	8,873,974	3,301,954
Prepaid and other current assets	(953,736)	553,802
Accounts payable and accrued expenses	2,074,567	613,873
Accrued salaries and wages	454,910	(332,875)
Lease liabilities	(98,812)	(129,196)
Royalty payable	(2,493,892)	(928,583)
Deferred revenue	(16,618)	504,559
Net cash (used in) provided by operating activities	(2,103,256)	1,712,496

Cash flows from investing activities
Maturity (purchase) of marketable securities	12,514,661	(15,108,782)
Net cash (used in) provided by investing activities	12,514,661	(15,108,782)

Cash flows provided by financing activities
Proceeds from stock option exercises	91,634	579,619
Return of profit	5,824	—
Net cash provided by financing activities	97,458	579,619

Effect of foreign currency translation on cash	(37,366)	14,894

Net increase (decrease) in cash and cash equivalents	10,471,497	(12,801,773)
Cash and cash equivalents, beginning of period	37,853,947	48,251,336
Cash and cash equivalents, end of period	$48,325,444	$35,449,563

Supplemental disclosure
Interest paid during the period	$414,963	$114,521

Supplemental disclosure of non-cash finance transactions
Common stock issued for debt conversion	2,571,200	—
Debt issuance cost associated with debt conversion	109,399	—
Issuance of restricted stock	$32	$6

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
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2022 and December 31, 2021, results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opiant Pharmaceuticals UK Limited ("Opiant UK"), a company incorporated on November 4, 2016 under the England and Wales Companies Act of 2006. Intercompany balances and transactions are eliminated upon consolidation.
    The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2022.
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
Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $48.3 million and $37.9 million at March 31, 2022 and December 31, 2021, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the three months ended March 31, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.
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
    The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	For the Three Months Ended March 31,
	2022	2021
Options to purchase common stock	2,744,861	3,142,908
Warrants to purchase common stock	278,800	278,800
Unvested restricted stock	336,305	104,116
Convertible debt	222,332	509,165
Total	3,582,298	4,034,989
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
Note 3.     Marketable Securities
The Company invests in debt securities and has the intent and ability to hold until maturity. Therefore, the Company's Securities are classified as held-to-maturity. The Company's debt securities are all U.S. Treasury securities. The investments in debt securities are carried at either amortized cost or fair value. As of March 31, 2022, the Company had a total of $2.5 million of total marketable securities all invested in U.S. Treasury securities, all of which was classified as a short-term asset as the maturity is greater than three months, but less than one year. Any debt securities with original maturities of three months or less are classified as cash equivalents.
Note 4.     Accounts Receivable
    As of March 31, 2022 and December 31, 2021, the Company had accounts receivable of $4.5 million and $13.3 million respectively, which primarily relates to royalty revenue from sales of NARCAN® and billings to BARDA.
Note 5. Prepaid Expenses and Other Current Assets
    As of March 31, 2022, the Company had prepaid expenses and other current assets of approximately $3.9 million. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
Note 6. Leases
    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
    The Company had two operating leases during the period ended March 31, 2022. In accordance with the guidance of Topic 842, the two leases which are classified as operating leases are included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2022. The Company's two operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
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
The weighted average discount rate used was 8.8% and the weighted average remaining lease term is 4.02 years at March 31, 2022. The ROU asset and corresponding operating lease liability recognized at lease inception was $1.2 million all of which was recorded in 2021.
    The following table summarizes information related to the Company's two operating leases and are included in the Company's Balance Sheet as of March 31, 2022.

Balance Sheet descriptions	March 31, 2022
Assets:	(in thousands)
Right of use assets - operating leases	$875
Liabilities:
Operating leases - current	283
Operating leases - long term	608
Total lease liabilities:	$891

The following table summarizes the components of operating lease cost for the three months ended March 31, 2022:

Lease costs, (in thousands)	Three months ended March 31, 2022
Operating expenses lease costs	$97

    As of March 31, 2022, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	March 31, 2022
2022	$230
2023	225
2024	236
2025	262
2026	110
Total lease payments	1,063
Less imputed interest	(172)
Present value of operating lease liabilities	$891

Note 7. Other Non-Current Assets
As of March 31, 2022 and December 31, 2021, the Company had non-current prepaid expenses approximately $0.2 million. The Company's non-current assets are primarily for lease deposits.
Note 8. Revenue
    The Company's primary source of revenue is from royalty payments received from NARCAN® net sales by EBS. During the three months ended March 31, 2022 the Company recorded revenue of $2.2 million, related to its agreement with EBS.
    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract will provide potential funding up to a maximum of approximately $10.3 million and cover activities related to a potential New Drug Application submission for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $8.7 million of the contract through September 30, 2022, with the remaining $1.6 million balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions. During the three months ended March 31, 2022 the Company recognized revenue of $2.3 million related to this contract.
Deferred revenue
    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of OPNT003. The Company has been awarded the entire $7.4 million through the period ending March 31, 2022. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognized revenues from grants in the period during which the related costs were incurred, provided that the conditions under which the grants were provided had been met and only perfunctory obligations were outstanding. During the three months ended March 31, 2022, the Company recognized revenue of $17 thousand related to this grant.
    As of March 31, 2022, the Company had recognized all remaining deferred revenue and the contract with NIDA was determined to be complete.
    The following is a summary of the Company’s deferred revenue activity as of March 31, 2022:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2021	$17	$17
Additions to deferred revenue	—	—
Recognized as revenue	(17)	(17)
Balance as of March 31, 2022	$—	$—

Note 9. Royalty Payable
    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP net profit generated from NARCAN® sales by EBS into perpetuity. As of March 31, 2022 and December 31, 2021, the Company recorded a royalty payable of $0.4 million and $2.9 million, respectively.
Note 10. Long Term Debt
As of March 31, 2022 and December 31, 2021 the Company had long term debt (net of amortization discount) of $13.7 million and $16.1 million, respectively. There have been no changes to the maturity or other conditions of the debt for the three months ended March 31, 2022. During the three months ended March 31, 2022 approximately $2.6 million of debt was converted to Common Stock at a conversion price of $19.64 per share.
Note 11. Stockholders' Equity
Common Stock

    During the three months ended March 31, 2022, the Company issued 7,097 shares of Common Stock as a result of stock option exercises, and received net cash proceeds of approximately $0.1 million.
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
    As provided in the 2017 Plan, on January 1, 2022 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2021, which represents an increase of 196,394 shares. As of March 31, 2022, the Company had 105,515 shares available for future issuance under the 2017 Plan.
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
On July 8, 2021, the Board of Directors of the Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 100,000 shares of the Company’s Common Stock for issuance pursuant to equity awards granted under the Inducement Plan. On December 9, 2021, the Board of Directors of the Company amended the Inducement Plan to reserve an additional 100,000 shares of the Company’s Common Stock under the Inducement Plan.
Pre-2017 Non-Qualified Stock Options
    As of December 31, 2021, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 1,950,500 shares of the Company's Common Stock. During the three months ended March 31, 2022, the Company did not grant any Pre-2017 Non-Qualified Stock Options.
    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the three months ended March 31, 2022 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	1,950,500	$7.17	3.4	$51,602,190
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	1,950,500	$7.17	3.15	$27,786,585
A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of March 31, 2022 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at March 31, 2022	1,950,500	$7.17

During the three months ended March 31, 2022 and 2021, the Company did not recognize any non-cash expense related to Pre-2017 Non-Qualified Stock Options, and there is no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.
The 2017 Plan
    During the three months ended March 31, 2022, the Company did not grant any options under the 2017 Plan.
Stock option activity for options granted under the 2017 Plan during the three months ended March 31, 2022 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	759,058	$19.61	7.31	$10,997,428
Granted	—	$—
Exercised	(7,046)	$19.49
Forfeited	(14,151)	$12.60
Balance at March 31, 2022	737,861	$19.79	7.02	$3,897,756

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of March 31, 2022 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Vested at March 31, 2022	535,326	$21.42
Non-vested at March 31, 2022	202,535	$9.59

During the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.2 million and $0.6 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of March 31, 2022, there was approximately $0.7 million of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.
Restricted Stock Activity
    The following summarizes the restricted stock unit activity under the Company's 2017 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2021	104,416	$12.57
Restricted stock granted	135,475	$32.85
Restricted stock vested	(31,746)	$12.45
Restricted stock forfeited	(6,925)	$24.76
Restricted stock outstanding and unvested at March 31, 2022	201,220	$12.15
    One-third (33.33%) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent (25%) and one-third of the restricted stock units will vest annually thereafter on the same day as the vesting commencement date. During the three months ended March 31, 2022 and 2021 the Company recognized approximately $0.8 million and $0.2 million, respectively of non-cash expense related to restricted stock units. As of March 31, 2022, there was $4.1 million of total unrecognized compensation cost related to restricted stock units.
Performance Stock Unit Activity

During the three months ended March 31, 2022, the Company granted 80,735 performance stock units to certain employees. The performance stock units vest upon meeting various performance criteria established by the Compensation and Human Capital Committee of the Board of Directors.
Performance stock unit activity granted under the 2017 Plan during the three months ended March 31, 2022 is presented in the table below:

	Number of Shares	Weighted Average Fair Value Per Share
Performance stock outstanding and unvested at December 31, 2021	—	$—
Performance stock granted	80,735	$32.85
Performance stock vested	—	$—
Performance stock forfeited	—	$—
Performance stock outstanding and unvested at March 31, 2022	80,735	$32.85

During the three months ended March 31, 2022, the Company recognized approximately $0.9 million of non-cash expense related to performance stock units under the 2017 Plan. As of March 31, 2022, there was $1.8 million of total unrecognized compensation cost related to performance stock units under the 2017 Plan.
Inducement Plan
During the three months ended March 31, 2022, the Company did not grant any options under the Inducement Plan.
Stock option activity for options granted under the Inducement Plan during the three months ended March 31, 2022 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	56,500	$16.41	9.55	$973
Granted	—	$—
Exercised	—	—
Forfeited	—	$—
Balance at March 31, 2022	56,500	$16.41	9.3	$283

During the three months ended March 31, 2022, the Company recognized approximately $0.1 million of non-cash expense related to options granted under the Inducement Plan. As of March 31, 2022, there was approximately $0.3 million of total unrecognized compensation cost related to the non-vested stock options that were granted under the Inducement Plan.
Restricted Stock Activity
    The following summarizes the restricted stock activity under the Inducement Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2021	49,800	$26.98
Restricted stock granted	4,550	$26.16
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Restricted stock outstanding and unvested at March 31, 2022	54,350	$26.91

During the three months ended March 31, 2022 the Company recognized approximately $0.2 million of non-cash expense related to restricted stock units granted under the Inducement Plan. As of March 31, 2022, there was $1.1 million of total unrecognized compensation cost related to restricted stock units granted under the Inducement Plan.
Warrants
During the three months ended March 31, 2022, the Company did not issue any warrants.
Warrant activity for the three months ended March 31, 2022 is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	278,800	$9.72	2.51	$6,665,644
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2022	278,800	$9.72	2.26	$3,261,496
Exercisable at March 31, 2022	278,800	$9.72	2.26	$3,261,496

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
Summit Agreement
On July 22, 2020, the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $13.4 million which includes paid deposits of approximately $1.9 million, which is included in current assets in the condensed consolidated balance sheet as of March 31, 2022. As of March 31, 2022 the Company has incurred $7.8 million of expense under PSAs related to the MSA with Summit.
Torreya Agreement
    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.
During the three months ended March 31, 2022 and 2021, the Company recorded $74 thousand and $146 thousand, respectively of expense related to Torreya.
Exclusive License and Collaboration Agreement
    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the three months ended March 31, 2022.
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
    For the three months ended March 31, 2022, and 2021 the Company did not have any expenses associated with the License Agreement.
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
    The Company and Emergent BioSolutions Inc., through its Adapt Pharma subsidiaries (collectively, “Plaintiffs”), filed complaints, in 2016 against Teva Pharmaceuticals Industries Ltd. (“Teva”), and in 2018 against Perrigo UK FINCO Limited Partnership (“Perrigo”), relating to Teva’s and Perrigo’s respective abbreviated new drug applications (each, an “ANDA”) seeking to market generic versions of NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray. On January 21, 2022, the Plaintiffs and Teva Canada Limited entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Teva Canada can launch a generic NARCAN® after December 15, 2023. This date can be accelerated if a third party receives approval from the Canadian Food Inspection Agency prior to this date.
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
The Company's commercial partner Emergent BioSolutions, appealed the decision to the Court of Appeals for the Federal Circuit.
On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the decision by the U.S. District Court for the District of New Jersey in favor of Teva.

Note 13. Subsequent Events

From April 29, 2022 through May 9, 2022, the Company sold 7,410 shares of Common Stock and raised net proceeds of approximately $147,000 under its Controlled Equity OfferingSM agreement with Cantor Fitzgerald & Co.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
    The interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report") and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto in this Report, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II - Other Information, Item 1A and in the Form 10-K. Risk Factors below and elsewhere in this Report could cause actual results to differ materially from historical results or anticipated results.
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
Plan of Operation
    During the fiscal year ending December 31, 2022, we plan to continue to focus on developing medicines in our product pipeline for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), Opioid Use Disorder (“OUD”), and Acute Cannabinoid Overdose (“ACO”). Our lead development product is OPNT003 - Nasal Nalmefene for OOR, which is further described below.
OPNT003 - Nasal Nalmefene for OOR
Development Program for OPNT003
              In 2017, NIH leadership called for the development of stronger, longer-acting formulations of antagonists to counteract the very high potency synthetic opioids that are now claiming thousands of lives each year. We are pursuing a 505(b)(2) development path for OPNT003, with the potential to submit an NDA for the drug and intranasal delivery device combination in the second half of 2022. Nalmefene for injection was previously approved by the FDA for treating suspected or confirmed opioid overdose. The 505(b)(2) pathway allows companies to rely in part on the FDA’s findings of safety and efficacy for a previously approved product and to supplement these findings with a more limited set of their own studies to satisfy FDA requirements, as opposed to conducting the full array of preclinical and clinical studies that would typically be required.
In February 2021, the first patients were dosed in a confirmatory pharmacokinetic ("PK") study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. In July 2021, we announced positive top-line results from the study. The study was conducted in 68 healthy subjects and compared OPNT003, nasal nalmefene, with an intramuscular nalmefene hydrochloride injection, 1 mg, which was the comparator previously agreed upon with the FDA.
                In April 2021, first subjects were dosed in a head-to-head clinical pharmacodynamic ("PD") study comparing the effectiveness of its investigational opioid antagonist OPNT003, nasal nalmefene, with nasal naloxone.
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

In February 2022, we announced positive topline results from a multi-dose PK study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. The crossover design study was conducted in 23 healthy subjects comparing the PK profile, safety, and tolerability of OPNT003 when given as a single 3mg dose in one nostril, as a single dose in each nostril, and as two doses in one nostril.
In April of 2022, we announced positive top-line results from our head-to-head PD study comparing OPNT003, nasal nalmefene, to nasal naloxone. A preliminary analysis on the 50 subjects completing the study found that treatment with OPNT003, nasal nalmefene, produced a greater reversal of respiratory depression that was nearly twice that produced by nasal naloxone at five minutes. The increases in minute ventilation were 5.745 L/min and 3.011 L/min, with nalmefene and naloxone, respectively. OPNT003 met the primary endpoint of non-inferiority, which was designed to assess whether nasal nalmefene performed as well or better than nasal naloxone. Completion of the PD study concludes the planned clinical development program for OPNT003.
In May of 2022, we received minutes for the pre-NDA meeting held with the FDA on March 30, 2022. As a feature of the Fast Track designation we received in November of 2021, the FDA noted that our NDA will qualify for a rolling review. However, the FDA cautioned that if it accepts a portion of the application, this does not necessarily mean that review will commence or proceed before the complete application is submitted. Actual commencement and scheduling of review depends on many factors, including staffing, workload, competing priorities, timeline for completing the application, and the perceived efficiency of commencing review before receipt of the complete submission. It is our intention to begin submission of the modules of the NDA as soon as feasible, with completion of the submission in the second half of 2022.
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
                We have full commercial rights to OPNT003, and we were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. As of March 31, 2022, we have completed the work associated with the $7.4 million grant. We have also received a contract for approximately $10.3 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. BARDA has awarded approximately $8.7 million of the contract through March 31, 2022, with the balance expected to be funded, subject to satisfactory project progress, availability of funds and certain other conditions.
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
NARCAN® Royalties
We developed NARCAN®, a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt, an Ireland based pharmaceutical company in December 2014 and approved by the FDA in November 2015. Emergent BioSolutions, Inc. ("EBS") acquired Adapt in October of 2018 and Adapt became its wholly owned subsidiary. In exchange for licensing our treatment to Adapt ("Adapt Agreement"), we receive up to double-digit percentage royalties on net sales.
On December 22, 2021, Teva launched a generic version of Narcan. In response, EBS through Sandoz Pharmaceuticals launched an authorized generic.
As provided under the Adapt agreement, in each subsequent quarter after the launch of a generic version of Narcan, if net NARCAN® sales on a country-by-country basis decreases by greater than thirty percent when compared to the net NARCAN® sales in the quarter before the quarter of the launch of the generic version of Narcan, then the royalty rate for that quarter is reduced to two percent ("the Generic Reduction Clause"). This calculation is completed separately each quarter.

For the quarter ended March 31, 2022 net sales of NARCAN® were $93.1 million and the Generic Reduction Clause became applicable for net NARCAN® sales in the United States. Net NARCAN® sales in Canada were not subject to the Generic Reduction Clause, as a generic version of Narcan has not been launched in that country. As a result, we recognized $2.2 million in royalty revenue.
In February 2022, Teva reached a $225 million settlement related to claims that Teva contributed to the State of Texas’ opioid crisis and Teva agreed to pay $150 million over 15 years, as well as provide $75 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Rhode Island opioid crisis and Teva agreed to pay $21 million over 13 years, as well as provide $62.5 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Florida opioid crisis and Teva agreed to pay $177 million over 15 years, as well as provide $84 million worth of generic Narcan over 10 years.
Free product could have a negative impact on demand of NARCAN®, and thereby reduce the amount of royalties we earn under the Adapt Agreement.
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
Each Lender may, at its option, elect to convert up to half of the then-outstanding Loans and all accrued and unpaid interest thereon into shares our Common Stock. The “Conversion Price” is $19.64 subject to certain customary adjustments as specified in the Loan Agreement.
On December 10, 2020, we received the first tranche of $20 million. As of March 31, 2022 the Lenders elected to convert approximately $5.7 million of debt to Common Stock at a conversion price of $19.64 per share.
Financing
On August 13, 2021, we entered into an Controlled Equity OfferingSM (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor"), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our Common Stock. From April 29 through May 4, 2022, we sold 7,410 shares of Common Stock and raised net proceeds of approximately $147,000 under the Sales Agreement.
We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

Results of Operations
The following table sets forth the results of operations for the periods shown (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Revenues
Royalty revenue	$2,193	$4,334	$(2,141)
Grant and contract revenue	2,277	2,053	224
Total revenue	4,470	6,387	(1,917)
Operating expenses
General and administrative	4,332	2,646	1,686
Research and development	8,823	4,088	4,735
Sales and marketing	2,677	998	1,679
Royalty expense	426	979	(553)
Total operating expenses	16,258	8,711	7,547

Loss from operations	(11,788)	(2,324)	(9,464)
Other income (expense)
Interest income	5	3	2
Interest expense	(421)	(537)	116
Gain on foreign exchange	16	14	2
Total other income (expense)	(400)	(520)	120
Loss before income taxes	(12,188)	(2,844)	(9,344)
Income tax expense	—		—
Net loss	$(12,188)	$(2,844)	$(9,344)

Comparison of Three Months ended March 31, 2022 to the Three Months ended March 31, 2021
Revenues
We recognized $4.5 million and $6.4 million of revenue during the three months ended March 31, 2022 and 2021, respectively.  For the three months ended March 31, 2022 we recognized approximately $2.2 million of revenue from the license agreement between us and EBS, and $2.3 million from grant and contract revenue. For the three months ended March 31, 2022, the royalties of $2.2 million from EBS resulted from the application of the Generic Reduction Clause under the Adapt Agreement. The net NARCAN® sales in the United States, for the three months ended March 31, 2022, were subject to a flat rate of two percent.

For the three months ended March 31, 2021, we recognized $4.3 million of revenue from the license agreement between us and EBS and $2.1 million from grant and contract revenue.
General and Administrative Expenses
Our general and administrative expenses increased by $1.7 million to $4.3 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021. Personnel and related expense including stock based compensation increased by $1.1 million and legal and other fees increased by $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Research and Development Expenses
Our research and development expenses increased by $4.7 million to $8.8 million for the three months ended March 31, 2022 compared to $4.1 million for the three months ended March 31, 2021. External development expense increased by $3.9 million primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR, and personnel and related expense including stock based compensation increased by $0.8 million.

Sales and Marketing Expenses
    During the three months ended March 31, 2022, we recorded sales and marketing expenses of $2.7 million for pre-commercialization efforts related to our nasal nalmefene product, which is under clinical development. Sales and marketing expense during the three months ended March 31, 2021 was approximately $1.0 million.
Royalty Expenses
    Our royalty expenses were $0.4 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.6 million is attributable to the decrease in net revenue recorded from sales of NARCAN® by EBS for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Other Income (expense)
During the three months ended March 31, 2022, interest expense was $421 thousand compared to $537 thousand for the three months ended March 31, 2021. Interest expense is related to our convertible debt.

Liquidity and Capital Resources
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(2,103)	$1,712
Net cash (used in) provided by investing activities	$12,515	$(15,109)
Net cash provided by financing activities	$97	$580
Net cash (used in) provided by operating activities
During the three months ended March 31, 2022, net cash used in operating activities was $2.1 million, which was primarily due to the net loss of $12.2 million, mostly offset by the net change in assets and liabilities of $7.8 million, stock based compensation expense of $2.1 million, and other non-cash expenses totaling $0.2 million.
During the three months ended March 31, 2021, net cash provided by operating activities was $1.7 million, which was primarily due to the net change in operating assets and liabilities of $3.6 million, stock based compensation expense of $0.7 million, and other non-cash expenses totaling $0.2 million, mostly offset by the net loss of $2.8 million.
Net cash (used in) provided by investing activities
    During the three months ended March 31, 2022, approximately $12.5 million in marketable securities matured and those proceeds are now included in the cash balance.
    During the three months ended March 31, 2021, we purchased marketable securities of approximately $15.1 million.
Net cash provided by financing activities
    During the three months ended March 31, 2022, net cash provided by financing activities was approximately $0.1 million, which was attributable to proceeds received from stock option exercises.
    During the three months March 31, 2021, net cash provided by financing activities was approximately $0.6 million primarily attributable to proceeds received from stock option exercises.

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
Effect of Inflation
    Inflation did not have a significant impact on our net sales, revenues, or income from continuing operations for the three months ended March 31, 2022 and 2021.
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
Royalty Payable
    We entered into various agreements and subsequently received funding from certain investors for use by us for any purpose. In exchange for this funding, we agreed to provide certain investors with interest in the OORTP Net Profit generated from net NARCAN® Nasal Spray sales by EBS.

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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the decision by the U.S. District Court for the District of New Jersey in favor of Teva.
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
On January 21, 2022, the Plaintiffs and Teva Canada Limited entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Teva Canada can launch a generic NARCAN® after December 15, 2023. This date can be accelerated if a third party receives approval from the Canadian Food Inspection Agency prior to this date.
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
Item 1A.        Risk Factors.
    We have included in Part I, Item 1A of our Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). With the exception of the following, there are no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
Potential impact of the war in Ukraine
In February of 2022, Russia invaded Ukraine with war throughout the country continuing on a widespread basis. During January 2022, we dosed the first patient in a Phase 2 clinical trial for OPNT002, Nasal Naltrexone for Alcohol Use Disorder. This trial is a double blind, placebo controlled Phase 2 study, aiming to enroll 300 patients in various European countries including in eastern Europe, and the United Kingdom. If the war in Ukraine escalates and affects eastern European countries, such as Poland, we may need to suspend the Phase 2 clinical trial at any such sites, which could delay the results from the trial.
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
In addition, Teva launched a generic version of Narcan on December 22, 2021. In February 2022, Teva reached a $225 million settlement related to claims that Teva contributed to the State of Texas’ opioid crisis and Teva agreed to pay $150 million over 15 years, as well as provide $75 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Rhode Island opioid crisis and Teva agreed to pay $21 million over 13 years, as well as provide $62.5 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Florida opioid crisis and Teva agreed to pay $177 million over 15 years, as well as provide $84 million worth of generic Narcan over 10 years.
With a generic version of Narcan now on the market generally and in addition, if these types of settlement based on Texas, Rhode Island and Florida were to become a precedent for other states that have litigation with Teva and free generic Narcan became widely available, the demand for our nasal nalmefene for OOR may be negatively impacted.

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

OPIANT PHARMACEUTICALS, INC.

May 10, 2022	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2022	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)