Form 10-Q
period 2022-06-30
OPIANT PHARMACEUTICALS, INC.
filed 2022-08-11
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-38193

OPIANT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware				46-4744124
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

233 Wilshire Blvd.	Suite 400	Santa Monica,	CA	90401
(Address of principal executive offices)				(Zip Code)

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
As of August 8, 2022, the registrant had 5,164,151 shares of common stock outstanding.
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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$40,173,386	$37,853,947
Marketable securities	—	15,014,750
Accounts receivable	2,335,911	13,327,364
Unbilled receivable	1,636,539	—
Prepaid and other current assets	3,612,175	2,962,903
Total current assets	47,758,011	69,158,964

Other assets
Property and equipment, net	70,668	78,107
Right of use assets - operating leases	733,224	999,567
Patents and patent applications, net	10,942	11,628
Other non-current assets	251,599	179,532
Total assets	$48,824,444	$70,427,798

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,101,419	$3,369,848
Accrued salaries and wages	1,226,029	201,254
Royalty payable	439,807	2,920,148
Deferred revenue	—	16,618
Operating leases - current	227,413	337,690
Total current liabilities	4,994,668	6,845,558

Long-term liabilities
Operating leases - long term	523,043	673,347
Convertible debt, net of unamortized discount	13,710,422	16,069,085
Total liabilities	19,228,133	23,587,990

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 5,122,575 and 4,909,846 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5,121	4,910
Additional paid-in capital	115,438,991	108,569,988
Accumulated other comprehensive loss	(243,150)	(54,815)
Accumulated deficit	(85,604,651)	(61,680,275)
Total stockholders' equity	29,596,311	46,839,808

Total liabilities and stockholders' equity	$48,824,444	$70,427,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Royalty revenue	$2,326,292	$9,314,207	$4,519,505	$13,647,707
Grant and contract revenue	1,567,983	1,945,103	3,844,779	3,998,487
Total revenue	3,894,275	11,259,310	8,364,284	17,646,194

Operating expenses
General and administrative	4,010,682	2,733,565	8,342,632	5,379,894
Research and development	7,916,288	3,149,503	16,739,467	7,237,690
Sales and marketing	2,815,708	1,022,988	5,492,298	2,020,562
Royalty expense	517,013	2,106,726	943,269	3,086,192
Total operating expenses	15,259,691	9,012,782	31,517,666	17,724,338

Income (loss) from operations	(11,365,416)	2,246,528	(23,153,382)	(78,144)

Other income (expense)
Interest income	62,622	3,637	67,716	6,836
Interest expense	(401,281)	(542,091)	(822,171)	(1,078,977)
Gain (loss) on foreign exchange	18	(24,483)	15,950	(10,354)
Total other income (expense)	(338,641)	(562,937)	(738,505)	(1,082,495)

Income (loss) before income taxes	(11,704,057)	1,683,591	(23,891,887)	(1,160,639)

Income tax (expense)	(32,489)	—	(32,489)	—

Net income (loss)	$(11,736,546)	$1,683,591	$(23,924,376)	$(1,160,639)

Other comprehensive loss:
Foreign currency translation adjustment	(161,185)	(4,446)	(188,335)	8,055
Comprehensive income (loss)	$(11,897,731)	$1,679,145	$(24,112,711)	$(1,152,584)

Net income (loss) per share of common stock:
Basic	$(2.31)	$0.39	$(4.74)	$(0.27)
Diluted	$(2.31)	$0.31	$(4.74)	$(0.27)
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	5,087,651	4,332,601	5,051,814	4,308,027
Diluted	5,087,651	5,427,831	5,051,814	4,308,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	4,909,846	$4,910	$108,569,988	$(61,680,275)	$(54,815)	$46,839,808
Return of profit	—	—	5,824	—	—	5,824
Exercise of stock options	7,097	7	91,627	—	—	91,634
Restricted stock issued	31,746	32	(32)	—	—	—
Stock issued from converted debt	130,916	131	2,571,069	—	—	2,571,200
Debt issuance cost associated with debt conversion	—	—	(109,399)	—	—	(109,399)
Stock based compensation	—	—	2,079,159	—	—	2,079,159
Net loss	—	—	—	(12,187,830)	—	(12,187,830)
Foreign currency translation adjustment	—	—	—	—	(27,150)	(27,150)
Balance at March 31, 2022	5,079,605	$5,080	$113,208,236	$(73,868,105)	$(81,965)	$39,263,246
Exercise of stock options	—	—	—	—	—	—
Restricted stock issued	15,375	15	(15)	—	—	—
Performance stock units issued	20,185	20	(20)	—	—	—
Issuance of common stock, net of issuance cost	7,410	6	135,672	—	—	135,678
Stock based compensation	—	—	2,095,118	—	—	2,095,118
Net loss	—	—	—	(11,736,546)	—	(11,736,546)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(161,185)	(161,185)
Balance at June 30, 2022	5,122,575	5,121	115,438,991	(85,604,651)	(243,150)	29,596,311

Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(64,689,065)	(26,931)	$35,492,242
Exercise of stock options	65,962	66	579,553	—	—	579,619
Restricted stock issued	6,527	6	(6)	—	—	—
Stock based compensation	—	—	745,620	—	—	745,620
Net loss	—	—	—	(2,844,230)	—	(2,844,230)
Other comprehensive income - Foreign currency translation adjustment	—	—	—	—	12,501	12,501
Balance at March 31, 2021	4,330,594	$4,331	$101,529,146	$(67,533,295)	(14,430)	$33,985,752
Exercise of stock options	5,630	6	36,599	—	—	36,605
Restricted stock issued	13,375	13	(13)	—	—	—
Stock based compensation	—	—	654,562	—	—	654,562
Net income	—	—	—	1,683,591	—	1,683,591
Other comprehensive income - Foreign currency translation adjustment	—	—	—	—	(4,446)	(4,446)
Balance at June 30, 2021	4,349,599	4,350	102,220,294	(65,849,704)	(18,876)	36,356,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net loss	$(23,924,376)	$(1,160,639)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation and amortization	16,007	62,945
Amortization of debt discount	103,137	136,785
Non-cash lease expense	207,477	289,839
Stock based compensation	4,174,277	1,400,182
Change in assets and liabilities:
(Increase) decrease in accounts receivable	10,991,453	(814,415)
(Increase) decrease in unbilled revenue	(1,636,539)	—
(Increase) decrease in prepaid expenses	(764,369)	714,181
Increase (decrease) in accounts payable and accrued liabilities	(248,191)	(631,078)
Increase (decrease) in accrued salaries and wages	1,049,638	87,526
Increase (decrease) in lease liabilities	(200,132)	(292,813)
Increase (decrease) in royalty payable	(2,480,342)	198,792
Increase (decrease) in deferred revenue	(16,618)	(354,756)
Net cash used in operating activities	(12,728,578)	(363,451)

Cash flows from investing activities
Maturity (purchase) of marketable securities	15,014,750	(15,072,325)
Purchase of property and equipment	(7,881)	—
Net cash provided by (used in) investing activities	15,006,869	(15,072,325)

Cash flows from financing activities
Proceeds from issuance of common shares	135,678	—
Proceeds from stock option and warrant exercises	97,458	616,224
Net cash provided by financing activities	233,136	616,224

Effect of foreign currency translation on cash	(191,988)	11,489

Net increase (decrease) in cash and cash equivalents	2,319,439	(14,808,063)
Cash and cash equivalents, beginning of period	37,853,947	48,251,336
Cash and cash equivalents, end of period	$40,173,386	$33,443,273

Supplemental disclosure
Interest paid during the period	$808,134	$583,014
Income taxes paid during the period	$66,924	$—

Supplemental disclosure of non-cash finance transactions
Common stock issued for debt conversion	$2,571,200	$—
Debt issuance cost associated with debt conversion	$109,399	$—
Right of use assets obtained in exchange for new lease obligations	—	$1,094,259
Issuance of restricted stock and performance stock units	$67	$19

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
    The Company's current pipeline includes medicines in development for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), and Acute Cannabinoid Overdose (“ACO”). The Company is also pursuing other treatment opportunities within the addiction and drug overdose field.
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
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2022 and December 31, 2021, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the months ended June 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $40.2 million and $37.9 million at June 30, 2022 and December 31, 2021, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the six months ended June 30, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net Income (loss)	$(11,737)	$1,684	$(23,924)	$(1,161)

Denominator:
Denominator for basic income (loss)
per share - weighted average shares	5,087,651	4,332,601	5,051,814	4,308,027
Effect of dilutive securities:
Equity incentive plans	—	1,095,230	—	—
Denominator for diluted income (loss) per share	5,087,651	5,427,831	5,051,814	4,308,027

Income (loss) per share - Basic	$(2.31)	0.39	$(4.74)	(0.27)
Income (loss) per share - Diluted	$(2.31)	0.31	$(4.74)	(0.27)

    The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	2,745,815	476,580	2,745,815	3,126,446
Warrants to purchase common stock	278,800	—	278,800	278,800
Unvested restricted stock	272,643	102,741	272,643	102,741
Unvested performance stock	60,551	—	60,551	—
Shares issuable upon conversion of convertible debt	222,332	509,165	222,332	509,165
Total	3,580,141	1,088,486	3,580,141	4,017,152
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
Note 3.     Marketable Securities
The Company invests in debt securities and has the intent and ability to hold until maturity. Therefore, the Company's Securities are classified as held-to-maturity. The Company's debt securities are all U.S. Treasury securities. The investments in debt securities are carried at either amortized cost or fair value. As of June 30, 2022, the Company had no marketable securities. Any debt securities with original maturities of three months or less are classified as cash equivalents.
Note 4.     Accounts Receivable
    As of June 30, 2022 and December 31, 2021, the Company had accounts receivable of $2.3 million and $13.3 million respectively, which primarily relates to royalty revenue from net sales of NARCAN®.
Note 5.     Unbilled Receivable
    As of June 30, 2022, the Company had an unbilled receivable of $1.6 million, which relates to an unbilled amount to BARDA. This amount represents the payment to the FDA during the period ended June 30, 2022 which will be reimbursed from BARDA per the contract award dated August 2, 2022.

Note 6. Prepaid Expenses and Other Current Assets
    As of June 30, 2022, the Company had prepaid expenses and other current assets of approximately $3.6 million. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
Note 7. Leases
    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
    The Company had two operating leases with terms greater than 12 months during the six months ended June 30, 2022. In accordance with the guidance of Topic 842, the leases which are classified as operating leases must be included in the Company's Condensed Consolidated Balance Sheets. Lease one was included in the Company's Condensed Balance Sheets at June 30, 2022. The other lease was not included in the Company's Condensed Balance Sheets at June 30, 2022 as the lease had not commenced at June 30, 2022. The Company's operating leases do not include options to renew, do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company uses judgement to estimate the incremental borrowing rate which is used as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 8.8% and the weighted average remaining lease term is 3.92 years.
The following table summarizes information related to the Company's operating leases and are included in the Company's Balance Sheet as of June 30, 2022.

Balance Sheet descriptions	June 30, 2022
Assets:	(in thousands)
Right of use assets - operating leases	$733
Liabilities:
Operating leases - current	227
Operating leases - long term	523
Total lease liabilities:	$750

The following table summarizes the components of operating lease cost for the three and six months ended June 30, 2022:

Lease costs, (in thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating expenses lease costs	$149	$246

    As of June 30, 2022, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	June 30, 2022
2022 (six months remaining)	122
2023	208
2024	218
2025	243
2026	101
Total lease payments	892
Less imputed interest	(142)
Present value of operating lease liabilities	$750
Note 8. Other Non-Current Assets
As of June 30, 2022 and December 31, 2021, the Company had other non-current assets of approximately $252 thousand and $180 thousand, respectively. The Company's non-current prepaid expenses are primarily for lease deposits.
Note 9. Revenue
NARCAN® Royalties
The Company's primary source of revenue is from royalty payments received from NARCAN® net sales by EBS. During the three and six months ended June 30, 2022 the Company recorded revenue of $2.3 million and $4.5 million, respectively, related to its agreement with EBS.
On August 10, 2022, the Company, delivered a notice (the "Default Notice") to EBS under section 10.3 of the License Agreement between Adapt Pharma Operations Limited and the Company, dated December 15, 2014 (the “Adapt Agreement”). The Default Notice put EBS on notice that EBS had materially breached one or more of its obligations under the Adapt Agreement. Specifically, the Company stated cause for breach based upon the royalty report EBS provided for the quarter ended June 30, 2022 (the “Royalty Report”), which incorrectly stated the royalty payable to the Company for U.S. net NARCAN® sales during the current quarter. EBS applied an erroneous 2% rate to the U.S. net NARCAN® sales for the quarter, resulting in a royalty payable of approximately $2.3 million. According to the Royalty Report, the $2.3 million includes royalties at the tiered rates for net NARCAN® sales in Canada for the quarter. The Company believes that it is due a royalty of approximately $9.1 million using the tiered royalty rate structure under section 5.4.1 of the Adapt Agreement, for all net NARCAN® sales in the quarter.
The Company intends to pursue all available legal remedies under the Adapt Agreement, including terminating the Adapt Agreement and reclaiming the assets subject thereto, if the material breach is not cured within the timeframe provided in the Adapt Agreement.
BARDA Contract
    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract provides funding up to approximately $10.8 million and covers activities related to the New Drug Application for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $8.7 million of the contract as of June 30, 2022. The remaining balance of $2.1 million was awarded on August 2022 - see Footnote 5. During the three and six months ended June 30, 2022 the Company recognized revenue of $1.6 million and $3.8 million, respectively related to this contract.
Deferred revenue

    On April 17, 2018, the Company was awarded a grant of approximately $7.4 million from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provided the Company with additional resources for the development of OPNT003.
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
The Company was awarded the entire $7.4 million, and all the work related to the grant was complete as of March 31, 2022. During the three and six months ended June 30, 2022, the Company recognized revenue of $0 and $17 thousand, respectively related to this grant.
The following is a summary of the Company’s deferred revenue activity as of June 30, 2022:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2021	$17	$17
Additions to deferred revenue	—	—
Recognized as revenue	(17)	(17)
Balance as of June 30, 2022		$—

Note 10. Royalty Payable
    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP net profit generated from NARCAN® sales by EBS into perpetuity. As of June 30, 2022 and December 31, 2021, the Company recorded a royalty payable of $0.4 million and $2.9 million, respectively.
Note 11. Long Term Debt
As of June 30, 2022 and December 31, 2021 the Company had long term debt (net of amortization discount) of $13.7 million and $16.1 million, respectively. There have been no changes to the maturity or other conditions of the debt for the six months ended June 30, 2022. During the six months ended June 30, 2022 approximately $2.6 million of debt was converted to Common Stock at a conversion price of $19.64 per share.
Note 12. Stockholders' Equity
Common Stock
    During the six months ended June 30, 2022, the Company issued 7,097 shares of Common Stock as a result of stock option exercises, and received net cash proceeds of approximately $92 thousand.
During the six months ended June 30, 2022, the Company sold 7,410 shares of Common Stock and received net proceeds of $136 thousand after deducting sales commission under its Controlled Equity Offering with Cantor Fitzgerald & Company.
During the six months ended June 30, 2022, the Company issued 47,121 shares of Common Stock for restricted stock that vested.
During the six months ended June 30, 2022, the Company issued 20,185 shares of Common Stock for performance stock units that vested.
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

    As provided in the 2017 Plan, on January 1, 2022 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2021, which represents an increase of 196,394 shares. As of June 30, 2022, the Company had 92,510 shares available for future issuance under the 2017 Plan.

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
Pre-2017 Non-Qualified Stock Options
    As of December 31, 2021, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 1,950,500 shares of the Company's Common Stock. During the six months ended June 30, 2022, the Company did not grant any Pre-2017 Non-Qualified Stock Options.
    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the six months ended June 30, 2022 is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,950,500	$7.17	3.4	$51,602
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2022	1,950,500	$7.17	2.9	$9,393

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of June 30, 2022 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at June 30, 2022	1,950,500	$7.17

During the six months ended June 30, 2022 and 2021, the Company did not recognize any non-cash expense related to Pre-2017 Non-Qualified Stock Options, and there is no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.
The 2017 Plan
    During the six months ended June 30, 2022, the Company did not grant any options under the 2017 Plan.
Stock option activity for options granted under the 2017 Plan during the six months ended June 30, 2022 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	759,058	$19.61	7.31	$10,997
Granted	—	$—
Exercised	(7,097)	12.91
Forfeited	(13,146)	$13.69
Balance at June 30, 2022	738,815	$19.78	6.78	$143

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of June 30, 2022 is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Vested at June 30, 2022	572,307	$20.65
Non-vested at June 30, 2022	166,508	$9.60

During the six months ended June 30, 2022 and 2021, the Company recognized approximately $359 thousand and $1.0 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of June 30, 2022, there was approximately $525 thousand of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.
Restricted Stock Activity
    The following summarizes the restricted stock activity under the Company's 2017 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2021	104,416	$12.57
Restricted stock granted	147,475	$31.04
Restricted stock vested	(47,123)	$12.58
Restricted stock forfeited	(6,925)	$24.76
Restricted stock outstanding and unvested at June 30, 2022	197,843	$25.91
    The Company has different vesting terms for RSU's. Twenty five percent or (1/3) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent or (1/3) will vest annually thereafter on the same day as the vesting commencement date. During the six months ended June 30, 2022 and 2021, the Company recognized approximately $1.5 million and $368 thousand, respectively of non-cash expense related to restricted stock units. As of June 30, 2022, there was $3.4 million of total unrecognized compensation cost related to restricted stock units.
Performance Stock Unit Activity
During the six months ended June 30, 2022, the Company granted 80,735 performance stock units to certain employees. The performance stock units vest upon meeting various performance criteria established by the Compensation and Human Capital Committee of the Board of Directors.
Performance stock unit activity granted under the 2017 Plan during the six months ended June 30, 2022 is presented in the table below:

	Number of Shares	Weighted Average Fair Value Per Share
Performance stock outstanding and unvested at December 31, 2021	—	$—
Performance stock granted	80,735	$32.85
Performance stock vested	(20,185)	$32.85
Performance stock forfeited	—	$—
Performance stock outstanding and unvested at June 30, 2022	60,550	$32.85
During the six months ended June 30, 2022, the Company recognized approximately $1.7 million of non-cash expense related to performance stock units under the 2017 Plan. As of June 30, 2022, there was $0.9 million of total unrecognized compensation cost related to performance stock units under the 2017 Plan.
Inducement Plan
During the six months ended June 30, 2022, the Company did not grant any options under the Inducement Plan.
Stock option activity for options granted under the Inducement Plan during the six months ended June 30, 2022 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	56,500	$16.41	9.55	$973
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Balance at June 30, 2022	56,500	$16.41	9.05	$—

During the six months ended June 30, 2022, the Company recognized approximately $183 thousand of non-cash expense related to options granted under the Inducement Plan. As of June 30, 2022, there was approximately $255 thousand of total unrecognized compensation cost related to the non-vested stock options that were granted under the Inducement Plan.
Restricted Stock Activity
The following summarizes the restricted stock activity under the Inducement Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2021	49,800	$26.98
Restricted stock granted	30,450	$13.89
Restricted stock vested	—	$—
Restricted stock forfeited	(5,450)	$28.52
Restricted stock outstanding and unvested at June 30, 2022	74,800	$21.27

During the six months ended June 30, 2022, the Company recognized approximately $396 thousand of non-cash expense related to restricted stock units granted under the Inducement Plan. As of June 30, 2022, there was $1.2 million of total unrecognized compensation cost related to restricted stock units granted under the Inducement Plan.
Warrants
During the six months ended June 30, 2022, the Company did not issue any warrants.
Warrant activity for the six months ended June 30, 2022 is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	278,800	$9.72	2.51	$6,666
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2022	278,800	$9.72	2.01	$632
Exercisable at June 30, 2022	278,800	$9.72	2.01	$632

Note 13. Commitments and Contingencies
Commitments
    The Company has entered into various agreements related to its business activities. The following is a summary of the Company’s commitments:
Aptar Agreement
On October 26, 2020, the Company entered into a Master Services Agreement (“MSA”) with AptarGroup, Inc. and Aptar France (collectively “Aptar”) to provide non-exclusive technology access and co-development services for the development and submission of an opioid antagonist for the treatment of opioid overdose using Aptar’s nasal Unidose device (the “UDS Device”). In addition to the cost of the UDS Devices, the Company expects to spend up to approximately $5.2 million over the course of the development program. Under the Master Service Agreement, the Company will be required to pay Aptar 750 thousand Euro upon the successful NDA filing.
On June 8, 2022, the Company entered into a Capacity Investment Agreement (the "Capacity Agreement") with Aptar, whereby the Company will make non-refundable payments in the aggregate amount of 2.0 million Euro’s over eighteen months. In consideration of these payments, Aptar will guarantee that it has equipment installed and maintained for the future production of Aptar's unidose nasal device to meet the Company's potential commercial demand for OPNT003, nasal nalmefene. During the three months ended June 30, 2022 the Company made the first payments of 1 million Euro to Aptar related to the Capacity Agreement.
Summit Agreement
On July 22, 2020, the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $10.0 million which includes paid deposits of approximately $1.1 million, which is included in current assets in the condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022 the Company has incurred $8.7 million of expense under PSAs related to the MSA with Summit.
Torreya Agreement
    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.
During the six months ended June 30, 2022 and 2021, the Company recorded $153 thousand and $461 thousand, respectively of expense related to Torreya.
Exclusive License and Collaboration Agreement
    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the six months ended June 30, 2022 and 2021.
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
    As consideration for the grant of the License, the Company paid Aegis two immaterial upfront payments, of which the Company paid 50% by issuing the Company's Common Stock to Aegis, with the number of shares issued equal to 75% of the average closing price of the Company's Common Stock over the 20 trading days preceding the date of payment. The License

Agreement also provides for (A) additional developmental milestone payments for each Product containing a different Compound equal to up to an aggregate of $1.8 million, (B) additional commercialization milestone payments for each Product containing a different Compound equal to up to an aggregate of $5.0 million, and (C) single low digit royalties on the Annual Net Sales (as defined in the License Agreement) of all Products during the Royalty Term (as defined in the License Agreement) according to a tiered royalty rate based on Annual Net Sales of the Products by the Company, the Company's sublicensees and affiliates. The Company shall also pay to Aegis a sublicense fee based on a sublicense rate negotiated in good faith by the parties. The License Agreement contains customary representations and warranties, ownership, patent rights, confidentiality, indemnification and insurance provisions. The License Agreement shall expire upon the expiration of the Company's obligation to pay royalties under such License Agreement; provided, however, that the Company shall have the right to terminate the License granted on a Product-by-Product or country-by-country basis upon 30 days prior written notice to Aegis.
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
    For the six months ended June 30, 2022, and June 30, 2021, the Company did not have any expenses associated with the License Agreement.
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
On August 10, 2022, the Company, delivered a notice (the "Default Notice") to EBS under section 10.3 of the Adapt Agreement that EBS had materially breached one or more of its obligations under the Adapt Agreement. Specifically, the Company stated cause for breach based upon the royalty report EBS provided for the quarter ended June 30, 2022 (the “Royalty Report”), which incorrectly stated the royalty payable to the Company for U.S. net NARCAN® sales during such quarter. EBS applied an erroneous two percent rate to the U.S. net NARCAN® sales for the quarter, resulting in a total royalty payable of approximately $2.3 million. According to the Royalty Report, the $2.3 million includes royalties at the tiered rates for net NARCAN® sales for the quarter in Canada. The Company believes that it is due a royalty of approximately $9.1 million using the tiered royalty rate structure, under section 5.4.1 of the Adapt Agreement, for all net NARCAN® sales in the quarter.

Note 14. Subsequent Events
In July and August 2022, the Company sold 37,826 shares of Common Stock and raised net proceeds of approximately $403 thousand under its Controlled Equity OfferingSM agreement with Cantor Fitzgerald & Co.

    On August 2, 2022, the Company received notification from BARDA that they had exercised the final commitment amount of approximately $2.1 million, of the total contract amount of $10.8 million, which includes an additional contract modification increase of approximately $459,000.

On August 10, 2022, the Company, delivered a notice (the "Default Notice") to EBS under section 10.3 the “Adapt Agreement”). The Default Notice put EBS on notice that EBS had materially breached one or more of its obligations under the Adapt Agreement (see Note 9 for description of the nature of the breach). As provided under Section 10.3, the Company has the right to terminate the License Agreement if the breach asserted in the Default Notice has not been cured within sixty days after such Default Notice.

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
Overview
    We are a specialty pharmaceutical company developing medicines for addiction and drug overdose. We developed NARCAN® (naloxone hydrochloride) Nasal Spray ("NARCAN®"), a treatment to reverse opioid overdose. This product was conceived and developed by us, licensed to Adapt now a wholly owned Subsidiary of EBS, in December 2014 and approved by the FDA in November 2015.
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
Plan of Operation
    During the fiscal year ending December 31, 2022, we plan to continue to focus on developing medicines in our product pipeline for Opioid Overdose Reversal (“OOR”), Alcohol Use Disorder (“AUD”), and Acute Cannabinoid Overdose (“ACO”). Our lead development product is OPNT003 - Nasal Nalmefene for OOR, which is further described below.
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
In February 2021, the first subjects were dosed in a confirmatory pharmacokinetic (“PK”) study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. In July 2021, we announced positive top-line results from the study. The study was conducted in 68 healthy subjects and compared OPNT003, nasal nalmefene, with an intramuscular nalmefene hydrochloride injection, 1 mg, which was the comparator previously agreed upon with the FDA.
              In April 2021, dosing was initiated in a head-to-head clinical pharmacodynamic ("PD") study comparing the effectiveness of its investigational opioid antagonist OPNT003, nasal nalmefene, with nasal naloxone in an experimental model of olpioid-induced respiratory depression.
In November 2021, we received Fast Track Designation from the FDA for OPNT003, nasal nalmefene. Fast Track is an FDA process designed to facilitate the development and expedite review of potential therapies that seek to treat serious conditions and fill an unmet medical need. This designation enables early and frequent communication with the FDA.
In February 2022, we announced positive topline results from a multi-dose PK study for OPNT003, nasal nalmefene, for the treatment of opioid overdose. The crossover design study was conducted in 23 healthy subjects comparing the PK profile, safety, and tolerability of OPNT003 when given as a single 3mg dose in one nostril, as a single dose in each nostril, and as two doses in one nostril.
In April of 2022, we announced positive top-line results from our head-to-head PD study comparing OPNT003, nasal nalmefene, to nasal naloxone. A preliminary analysis of the 50 subjects who received both study drugs found that treatment with OPNT003, nasal nalmefene, produced a greater reversal of respiratory depression that was nearly twice that produced by nasal naloxone at the primary endpoint, five minutes post dosing. The increases in minute ventilation were 5.745 L/min and 3.011 L/min, with nalmefene and naloxone, respectively. OPNT003 met the primary endpoint of non-inferiority, which was designed to assess whether nasal nalmefene performed as well as nasal naloxone. Completion of the PD study concludes the planned clinical development program for OPNT003.
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
In June of 2022, we announced the submission of the first module of the NDA. We intend to complete the submission of the NDA in the second half of 2022.
Intellectual Property for OPNT003
On August 2, 2022, we announced that the U.S. Patent and Trademark Office has issued a Notice of Allowance for U.S. Patent Application No. 16/461,354, with formulation and method of use claims around OPNT003, our investigational treatment for opioid overdose. The allowed patent application, entitled,“Compositions and Methods for the Treatment of Opioid Overdose,” includes claims covering combinations of nalmefene and Intravail® in a nasal formulation.
We expect this patent to issue within the next few months and to have a patent term extending to 2037. We also expects this patent to be listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, if OPNT003 is approved by the FDA.
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
               We have full commercial rights to OPNT003. We were awarded a grant of approximately $7.4 million from the National Institutes of Health (“NIH”). The grant provides us with additional resources for the ongoing development of OPNT003. As of March 31, 2022, we have completed all the work associated with the $7.4 million grant. We have also received a contract for approximately $10.8 million from the Biological Advance Research and Development Agency (“BARDA”) to fund development of this project through NDA submission. BARDA has awarded approximately $8.7 million of the contract through June 30, 2022, and the remaining amount of $2.1 million was awarded August 2, 2022.
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
As provided under the Adapt agreement, in each subsequent quarter after the launch of a generic version of Narcan, if aggregate net NARCAN® sales, including net sales of an authorized generic, on a country-by-country baasis are less than seventy percent of the aggregate net NARCAN® sales in the last full calendar quarter immediately preceding the date on which a generic product was first launched in such country, then the royalty rate for that quarter is reduced to two percent ("the Generic Reduction Clause"). This calculation is completed separately each quarter.
For the quarter ended June 30, 2022, net NARCAN® sales were approximately $101.5 million and the Generic Reduction Clause should not have applied. Net NARCAN® sales in Canada were not subject to the Generic Reduction Clause, as a generic version of Narcan has not been launched in that country.
On August 10, 2022, we delivered a notice (the "Default Notice") to EBS under section 10.3 of the License Agreement between Adapt Pharma Operations Limited and the Company, dated December 15, 2014 (the “Adapt Agreement”). The Default Notice put EBS on notice that EBS had materially breached one or more of its obligations under the Adapt Agreement. Specifically, we stated cause for breach based upon the royalty report EBS provided for the quarter ended June 30, 2022 (the “Royalty Report”), which incorrectly stated the royalty payable to the Company for U.S. net NARCAN® sales during the current quarter. EBS applied an erroneous 2% rate to the U.S. net NARCAN® sales for the quarter, resulting in a royalty payable of approximately $2.3 million. According to the Royalty Report, the $2.3 million includes royalties at the tiered rates for net NARCAN® sales in Canada for the quarter. The Company believes that it is due a royalty of approximately $9.1 million using the tiered royalty rate structure under section 5.4.1 of the Adapt Agreement, for all net NARCAN® sales in the quarter.
We intend to pursue all available legal remedies under the Adapt Agreement, including terminating the Adapt Agreement and reclaiming the assets subject thereto, if the material breach is not cured within the timeframe provided in the Adapt Agreement (see Note 14).
In February 2022, Teva reached a $225 million settlement related to claims that Teva contributed to the State of Texas’ opioid crisis and Teva agreed to pay $150 million over 15 years, as well as provide $75 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Rhode Island's opioid crisis and Teva agreed to pay $21 million over 13 years, as well as provide $62.5 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Florida's opioid crisis and Teva agreed to pay $177 million over 15 years, as well as provide $84 million worth of generic Narcan over 10 years. In May 2022, Teva reached a settlement related to claims that Teva contributed to the State of West Virginia's opioid crisis and Teva agreed to pay $83 million over 15 years, as well as provide $27 million worth of generic Narcan over 10 years.
In July of 2022, Teva reached an agreement in principle with the working group of States' Attorneys General, counsel for Native American Tribes, and plaintiffs' lawyers representing the States and subdivisions, on the primary financial terms of a nationwide settlement. Under the agreement, Teva will pay up to $4.25 billion (including the already settled cases in Texas, Rhode Island, Florida and West Virginia) plus $100 million for the Tribes, spread over 13 years. The $4.25 billion includes the supply of up to $1.2 billion of its generic Narcan over 10 years.
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
On December 10, 2020, we received the first tranche of $20 million. As of June 30, 2022 the Lenders elected to convert approximately $5.7 million of debt to Common Stock at a conversion price of $19.64 per share.
Financing
On August 13, 2021, we entered into a Controlled Equity OfferingSM (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor"), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our Common Stock.
During the quarter ended June 30, 2022 we sold shares of Common Stock under the Sales Agreement, and raised net proceeds of approximately $136 thousand. In July and August 2022, we sold shares of Common Stock and raised net proceeds of approximately $403 thousand under the Sales Agreement with Cantor.
We believe that we have sufficient capital resources to sustain operations through at least the next 12 months from the date of the filing of this Report.

Results of Operations
The following table sets forth the results of operations for the periods shown (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Revenue
Royalty Revenue	$2,326	$9,314	$(6,988)	$4,520	$13,648	$(9,128)
Grant and contract revenue	1,568	1,945	(377)	3,845	3,998	(153)
Total revenue	3,894	11,259	(7,365)	8,365	17,646	(9,281)
Operating expenses:
General and administrative	4,011	2,734	1,277	8,343	5,380	2,963
Research and development	7,916	3,150	4,766	16,739	7,238	9,501
Sales and marketing	2,816	1,023	1,793	5,492	2,021	3,471
Royalty expense	517	2,107	(1,590)	943	3,086	(2,143)
Total operating expenses	15,260	9,014	6,246	31,517	17,725	13,792

Income (loss) from operations	(11,366)	2,245	(13,611)	(23,152)	(79)	(23,073)
Other income (expense):
Interest income	63	4	59	68	7	61
Interest expense	(401)	(542)	141	(822)	(1,079)	257
Gain (loss) on foreign exchange	—	(24)	24	16	(10)	26
Total other income (expense)	(338)	(562)	224	(738)	(1,082)	344
Net income (loss ) before income taxes	(11,704)	1,683	(13,387)	(23,890)	(1,161)	(22,729)
Income tax expense	(32)	—	(32)	(32)	—	(32)
Net income (loss)	$(11,736)	$1,683	$(13,419)	$(23,922)	$(1,161)	$(22,761)

Comparison of Three Months ended June 30, 2022 to the Three Months ended June 30, 2021
Revenues
We recognized $3.9 million of revenue during the three months ended June 30, 2022, compared to $11.3 million for the three months ended June 30, 2021.  For the three months ended June 30, 2022, we recognized approximately $2.3 million of revenue from our license agreement with EBS, and $1.6 million from grant and contract revenue. For the three months ended June 30, 2021, we recognized $9.3 million of revenue from our license agreement with EBS and $1.9 million from grant and contract revenue. For the three months ended June 30, 2022, the royalties of $2.3 million from EBS resulted from the application of an erroneous 2% royalty rate. We believe EBS has materially breached one or more of its obligations under the Adapt Agreement by applying an erroneous 2% royalty rate. We believe EBS has materially breached one or more of its obligations under the Adapt Agreement by applying the an erroneous royalty rate of 2%, and on August 10, 2022 we delivered notice ("Default Notice") to EBS, (see Note 14).
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2022 increased by $1.3 million to $4.0 million from $2.7 million for the three months ended June 30, 2021. Personnel and related expense including stock based compensation increased by $1.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2022 increased by $4.8 million to $7.9 million, from $3.1 million for the three months ended June 30, 2021. External development expense increased by $3.9 million primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR, and personnel and related expense including stock based compensation increased by $0.9 million.

Sales and Marketing Expenses
    Our sales and marketing expenses for the three months ended June 30, 2022 increased by $1.8 million to $2.8 million from $1.0 million for the three months ended June 30, 2021. Personnel and related expense including stock based compensation increased by $1.1 million and external third party expenses related to pre-commercial activities increased by $0.7 million.
Royalty Expenses
    Our royalty expenses were $0.5 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $1.6 million is attributable to the decrease in net royalty revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the three months ended June 30, 2022, interest expense was $0.4 million compared to $0.5 million during the three months ended June 30, 2021. Interest expense is all related to our convertible debt.
Comparison of Six Months ended June 30, 2022 to the Six Months ended June 30, 2021
Revenues
We recognized $8.4 million of revenue during the six months ended June 30, 2022, compared to $17.6 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 we recognized approximately $4.5 million of revenue from our license agreement with EBS and $3.8 million from grant and contract revenue. For the six months ended June 30, 2021, we recognized $13.6 million of revenue from our license agreement with EBS and $4.0 million from grant and contract revenue. For the six months ended June 30, 2022, the royalties of $4.5 million from EBS resulted from the application of the Generic Reduction Clause under the Adapt Agreement whereby we received a royalty rate of 2% for the first quarter net U.S. NARCAN® sales and application of an erroneous 2% royalty rate for the second quarter net U.S. NARCAN® sales.
General and Administrative Expenses
Our general and administrative expenses were approximately $8.3 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively. Personnel and related expense including stock based compensation increased by $2.4 million along with a net increase of approximately $0.5 million associated with legal and other fees for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Research and Development Expenses
Our research and development expenses during the six months ended June 30, 2022 increased by $9.5 million to $16.7 million, compared to $7.2 million for the six months ended June 30, 2021. Our external development expense increased by $7.8 million primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR, and personnel and related expense including stock based compensation increased by $1.7 million.
Sales and Marketing Expenses
    Our sales and marketing expenses for the six months ended June 30, 2022 increased by $3.5 million to $5.5 million from $2.0 million for the six months ended June 30, 2021. Personnel and related expense including stock based compensation increased by $2.0 million, and external third party expenses related to pre-commercial activities increased by $1.5 million.
Royalty Expenses
    Our royalty expenses were $0.9 million and $3.1 million during the six months ended June 30, 2022 and 2021, respectively. The decrease of $2.2 million is attributable to the decrease in net royalty revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the six months ended June 30, 2022, interest income was $67.7 thousand compared to interest income of $6.8 thousand for the six months ended June 30, 2021, which primarily resulted from an increased rate of return on our invested cash balances.
During the six months ended June 30, 2022, interest expense was approximately $0.8 million compared to $1.1 million during the six months ended June 30, 2021. Interest expense is all related to our convertible debt.
Liquidity and Capital Resources
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(12,729)	$(363)
Net cash used in investing activities	$15,007	$(15,072)
Net cash provided by financing activities	$233	$616
Net cash used in operating activities
During the six months ended June 30, 2022, net cash used in operating activities was $12.8 million, which was primarily due to the net loss of $23.9 million, offset by changes in operating assets and liabilities of $6.7 million, and by stock based compensation expense of $4.2 million, and other non-cash expenses totaling $0.2 million.
During the six months ended June 30, 2021, net cash used in operating activities was $0.4 million, which was primarily due to the net loss of $1.2 million, and changes in operating assets and liabilities of $1.1 million, partially offset by stock based compensation expense of $1.4 million, and other non-cash expenses totaling $0.5 million.
Net cash used in investing activities
    During the six months ended June 30, 2022, we received approximately $15.0 million from marketable security maturities, and we purchased approximately $8 thousand in fixed assets.
    During the six months ended June 30, 2021, we purchased net marketable securities of approximately $15.1 million.
Net cash provided by financing activities
    During the six months ended June 30, 2022, net cash provided by financing activities was approximately $0.2 million, which was attributable to net proceeds received from sale of common stock, and from stock option exercises.
    During the six months ended June 30, 2021, net cash provided by financing activities was approximately $0.6 million which was attributable to proceeds received from stock option exercises.
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
Effect of Inflation
    Inflation did not have a significant impact on our revenues, or income from continuing operations for the three months and six months ended June 30, 2022 and June 30, 2021.
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

Net Profit Interests
NARCAN®
    We have entered into agreements with certain investors whereby, in exchange for funding for the research, development, marketing and commercialization of a product relating to our treatment to reverse opioid overdoses (the Opioid Overdose Reversal Treatment Product or OORTP), we provided such investors with an interest in any pre-tax profits received by us that were derived from the sale of the OORTP less any and all expenses incurred by and payments made by us in connection with the OORTP, including but not limited to an allocation of our overhead devoted by us to product-related activities, which allocation shall be determined in good faith by us (the “OORTP Net Profit”).
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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 5, 2020, the District Court for the District of New Jersey entered a decision in the patent litigation regarding NARCAN® (naloxone HCl) Nasal Spray 4mg/spray product, and ruled in favor of Teva. The Company and EBS appealed the decision to the Court of Appeals for the Federal Circuit.
On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the decision by the U.S. District Court for the District of New Jersey in favor of Teva.
On July 27, 2022, the District Court for the District of New Jersey dismissed all claims by the Company and EBS with prejudice and dismissed all counterclaims by Teva without prejudice.
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
See the discussion of the Dispute Notice the Company delivered to EBS on August 10, 2022, in Section titled “NARCAN® Royalties” on page 23 of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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

We may become involved in lawsuits or other legal proceedings to protect or enforce our license agreements or other contractual rights, which could be expensive, time-consuming and unsuccessful, which may have an adverse effect on the success of our business.
We may initiate legal proceedings to enforce or defend our contractual rights under our license or other collaboration agreements. These proceedings can be expensive and time-consuming, and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Even if successful in our legal claims, the remedies available to us may not be attractive. Accordingly, despite our efforts, we may not be able to prevent third parties from breaching their contractual obligations to us. In addition, litigation and administrative proceedings could result in substantial costs and diversion of management resources, which could harm our business and financial results.

The launch of a generic version of NARCAN® or other naloxone hydrochloride nasal spray products that compete with NARCAN® would adversely affect sales of NARCAN®.
    Two separate companies, (i) Teva Pharmaceuticals Industries Ltd. and its wholly owned subsidiary Teva
Pharmaceuticals USA, Inc. (collectively “Teva”), and (ii) Perrigo UK FINCO Limited Partnership have received from the FDA approval to market a generic version of NARCAN®.
On December 22, 2021 and June 22, 2022, Teva and Perrigo respectively, launched generic versions of NARCAN®. After any introduction of generic competitors, a significant percentage of the prescriptions written for NARCAN® may be filled with the generic version, which may result in a loss in sales of NARCAN®. Generic competition often also results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products where a generic version is available.
    In addition, on August 4, 2021 Hikma Pharmaceuticals PLC launched KLOXXADOTM (naloxone HCI) nasal spray 8mg. We expect the launch of generic versions of NARCAN® by Teva and Perrigo and the launch of KLOXXADOTM by Hikma may have a material adverse effect on our licensing partner’s sales of NARCAN® and as a result may have a material adverse effect on the royalties that we would receive from such sales of NARCAN®, on our business, financial condition, results of operations and growth prospects. Additionally, as provided under the Adapt agreement, in each subsequent quarter after the launch of a generic version of Narcan, if aggregate net NARCAN® sales, including net sales of an authorized generic, on a country-by-country basis are less than seventy percent of the aggregate net NARCAN® sales in the last full calendar quarter immediately preceding the date on which a generic product was first launched in such country, then the royalty rate for that quarter is reduced to two percent. This calculation is completed separately each quarter. In addition, any pricing pressure on NARCAN® may adversely impact the price at which we will be able to sell OPNT003, nasal nalmefene, if approved by the FDA.
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
In addition, Teva launched a generic version of Narcan on December 22, 2021. In February 2022, Teva reached a $225 million settlement related to claims that Teva contributed to the State of Texas’ opioid crisis and Teva agreed to pay $150 million over 15 years, as well as provide $75 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Rhode Island's opioid crisis and Teva agreed to pay $21 million over 13 years, as well as provide $62.5 million worth of generic Narcan over 10 years. In March 2022, Teva reached a settlement related to claims that Teva contributed to the State of Florida's opioid crisis and Teva agreed to pay $177 million over 15 years, as well as provide $84 million worth of generic Narcan over 10 years. In May 2022, Teva reached a settlement related to claims that Teva contributed to the State of West Virginia's opioid crisis and Teva agreed to pay $83 million over 15 years, as well as provide $27 million worth of generic Narcan over 10 years.
In July of 2022, Teva reached an agreement in principle with the working group of States' Attorneys General, counsel for Native American Tribes, and plaintiffs' lawyers representing the States and subdivisions, on the primary financial terms of a nationwide settlement. Under the agreement, Teva will pay up to $4.25 billion (including the already settled cases in Texas, Rhode Island, Florida and West Virginia) plus $100 million for the Tribes, spread over 13 years. The $4.25 billion includes the supply of up to $1.2 billion of its generic Narcan over 10 years.
With a generic version of Narcan now on the market generally and in addition free generic Narcan becoming widely available through the Teva nationwide settlement, the demand for our nasal nalmefene for OOR may be negatively impacted.
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

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date

10.1*	Capacity Investment Agreement between Aptar Group Inc. and Opiant Pharmaceuticals, Inc. dated June 8, 2022.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Opiant Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPIANT PHARMACEUTICALS, INC.

August 11, 2022	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2022	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)