Form 10-Q
period 2022-09-30
OPIANT PHARMACEUTICALS, INC.
filed 2022-11-14
CIK 1385508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 10, 2022, the registrant had 5,167,814 shares of common stock outstanding.
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

OPIANT PHARMACEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements
Opiant Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$35,375,865	$37,853,947
Marketable securities	—	15,014,750
Accounts receivable	41,113	13,327,364
Prepaid and other current assets	3,131,299	2,962,903
Total current assets	38,548,277	69,158,964

Other assets
Property and equipment, net	417,646	78,107
Right of use assets - operating leases	2,739,239	999,567
Patents and patent applications, net	10,598	11,628
Other non-current assets	234,389	179,532
Total assets	$41,950,149	$70,427,798

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,113,068	$3,369,848
Accrued salaries and wages	1,821,438	201,254
Royalty payable	—	2,920,148
Deferred revenue	—	16,618
Operating leases - current	669,209	337,690
Convertible debt - current	1,436,660	—
Total current liabilities	7,040,375	6,845,558

Long-term liabilities
Operating leases - long term	2,083,548	673,347
Convertible debt, net of unamortized discount	12,324,237	16,069,085
Total liabilities	21,448,160	23,587,990

Stockholders' equity
Common stock; par value $0.001; 200,000,000 shares authorized; 5,164,951 and 4,909,846 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5,165	4,910
Additional paid-in capital	116,266,243	108,569,988
Accumulated other comprehensive loss	(248,129)	(54,815)
Accumulated deficit	(95,521,290)	(61,680,275)
Total stockholders' equity	20,501,989	46,839,808

Total liabilities and stockholders' equity	$41,950,149	$70,427,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Royalty revenue	$—	$14,041,006	$4,519,505	$27,688,713
Grant and contract revenue	173,874	2,298,055	4,018,653	6,296,542
Total revenue	173,874	16,339,061	8,538,158	33,985,255

Operating expenses
General and administrative	3,073,114	3,378,707	11,415,746	8,758,601
Research and development	4,133,982	4,881,398	20,873,449	12,119,088
Sales and marketing	2,596,562	1,059,649	8,088,860	3,080,211
Royalty expense	—	3,058,865	943,269	6,145,057
Total operating expenses	9,803,658	12,378,619	41,321,324	30,102,957

Income (loss) from operations	(9,629,784)	3,960,442	(32,783,166)	3,882,298

Other income (expense)
Interest income	160,114	3,498	227,830	10,334
Interest expense	(390,850)	(547,296)	(1,213,021)	(1,626,273)
Loss on sale of assets	(49,437)	—	(49,437)	—
Gain (loss) on foreign exchange	1,868	455	17,818	(9,899)
Total other income (expense)	(278,305)	(543,343)	(1,016,810)	(1,625,838)

Income (loss) before income taxes	(9,908,089)	3,417,099	(33,799,976)	2,256,460

Income tax (expense)	(8,550)	—	(41,039)	—

Net income (loss)	$(9,916,639)	$3,417,099	$(33,841,015)	$2,256,460

Other comprehensive loss:
Foreign currency translation adjustment	(4,979)	(7,974)	(193,314)	81
Comprehensive income (loss)	$(9,921,618)	$3,409,125	$(34,034,329)	$2,256,541

Net income (loss) per share of common stock:
Basic	$(1.93)	$0.77	$(6.66)	$0.52
Diluted	$(1.93)	$0.56	$(6.66)	$0.41
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	5,138,274	4,462,236	5,083,222	4,359,759
Diluted	5,138,274	6,065,044	5,083,222	5,565,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	4,909,846	$4,910	$108,569,988	$(61,680,275)	$(54,815)	$46,839,808
Return of profit	—	—	5,824	—	—	5,824
Exercise of stock options	7,097	7	91,627	—	—	91,634
Restricted stock issued	31,746	32	(32)	—	—	—
Stock issued from converted debt	130,916	131	2,571,069	—	—	2,571,200
Debt issuance cost associated with debt conversion	—	—	(109,399)	—	—	(109,399)
Stock based compensation	—	—	2,079,159	—	—	2,079,159
Net loss	—	—	—	(12,187,830)	—	(12,187,830)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(27,150)	(27,150)
Balance at March 31, 2022	5,079,605	$5,080	$113,208,236	$(73,868,105)	$(81,965)	$39,263,246

Exercise of stock options	—	—	—	—	—	—
Restricted stock issued	15,375	15	(15)	—	—	—
Performance stock units issued	20,185	20	(20)	—	—	—
Issuance of common stock, net of issuance cost	7,410	6	135,672	—	—	135,678
Stock based compensation	—	—	2,095,118	—	—	2,095,118
Net loss	—	—	—	(11,736,546)	—	(11,736,546)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(161,185)	(161,185)
Balance at June 30, 2022	5,122,575	$5,121	$115,438,991	$(85,604,651)	$(243,150)	$29,596,311

Restricted stock issued	4,550	6	(6)	—	—	—
Issuance of common stock, net of issuance cost	37,826	38	402,577	—	—	402,615
Stock based compensation	—	—	424,681	—	—	424,681
Net loss	—	—	—	(9,916,639)	—	(9,916,639)
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(4,979)	(4,979)
Balance at September 30, 2022	5,164,951	$5,165	$116,266,243	$(95,521,290)	$(248,129)	$20,501,989

Balance at December 31, 2020	4,258,105	$4,259	$100,203,979	$(64,689,065)	(26,931)	$35,492,242
Exercise of stock options	65,962	66	579,553	—	—	579,619
Restricted stock issued	6,527	6	(6)	—	—	—
Stock based compensation	—	—	745,620	—	—	745,620
Net loss	—	—	—	(2,844,230)	—	(2,844,230)

Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	12,501	12,501
Balance at March 31, 2021	4,330,594	$4,331	$101,529,146	$(67,533,295)	(14,430)	$33,985,752

Exercise of stock options	5,630	6	36,599	—	—	36,605
Restricted stock issued	13,375	13	(13)	—	—	—
Stock based compensation	—	—	654,562	—	—	654,562
Net income	—	—	—	1,683,591	—	1,683,591
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(4,446)	(4,446)
Balance at June 30, 2021	4,349,599	$4,350	$102,220,294	$(65,849,704)	$(18,876)	$36,356,064

Exercise of stock options	268,622	268	1,545,566	—	—	1,545,834
Stock based compensation	—	—	694,334		—	694,334
Net Income	—	—	—	3,417,099	—	3,417,099
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	(7,974)	(7,974)
Balance at September 30, 2021	4,618,221	$4,618	$104,460,194	$(62,432,605)	$(26,850)	$42,005,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Opiant Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income (loss)	$(33,841,015)	$2,256,460
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,013	78,701
Amortization of debt discount	153,613	205,177
Loss on sale of fixed assets	49,437	—
Non-cash lease expense	384,916	388,598
Stock based compensation	4,598,958	2,094,516
Change in assets and liabilities:
(Increase) decrease in accounts receivable	13,286,251	(6,514,964)
(Increase) decrease in prepaid expenses	(296,020)	860,631
Increase (decrease) in accounts payable and accrued liabilities	(198,361)	(481,464)
Increase (decrease) in accrued salaries and wages	1,672,129	553,996
Increase (decrease) in lease liabilities	(370,033)	(392,564)
Increase (decrease) in royalty payable	(2,920,148)	1,228,605
Increase (decrease) in deferred revenue	(16,618)	(354,756)
Net cash used in operating activities	(17,468,878)	(77,064)

Cash flows from investing activities
Maturity (purchase) of marketable securities	15,014,750	(15,044,750)
Purchase of property and equipment	(418,962)	—
Net cash provided by (used in) investing activities	14,595,788	(15,044,750)

Cash flows from financing activities
Proceeds from issuance of common shares	538,293	—
Proceeds from stock option and warrant exercises	97,458	2,162,058
Net cash provided by financing activities	635,751	2,162,058

Effect of foreign currency translation on cash	(240,743)	(6,985)

Net increase (decrease) in cash and cash equivalents	(2,478,082)	(12,966,741)
Cash and cash equivalents, beginning of period	37,853,947	48,251,336
Cash and cash equivalents, end of period	$35,375,865	$35,284,595

Supplemental disclosure
Interest paid during the period	$1,158,940	$1,051,508
Income taxes paid during the period	$66,924	$—

Supplemental disclosure of non-cash finance transactions
Common stock issued for debt conversion	$2,571,200	$—
Debt issuance cost associated with debt conversion	$109,399	$—
Right of use assets obtained in exchange for new lease obligations	$2,106,776	$1,094,259
Issuance of restricted stock and performance stock units	$73	$19

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
    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2022 and December 31, 2021, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were approximately $35.4 million and $37.9 million at September 30, 2022 and December 31, 2021, respectively. The Company maintains cash balances at financial institutions insured up to $250 thousand by the Federal Deposit Insurance Corporation. Balances in the UK are insured up to £85 thousand by the Financial Services Compensation Scheme (UK Equivalent). Although the Company’s cash balances exceeded these insured amounts at various times during the nine months ended September 30, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents for the periods presented.

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

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net Income (loss)	$(9,917)	$3,417	$(33,841)	$2,256

Denominator:
Denominator for basic income (loss)
per share - weighted average shares	5,138,274	4,462,236	5,083,222	4,359,759
Effect of dilutive securities:
Equity incentive plans	—	1,602,808	—	1,205,306
Denominator for diluted income (loss) per share	5,138,274	6,065,044	5,083,222	5,565,065

Income (loss) per share - Basic	$(1.93)	$0.77	$(6.66)	$0.52
Income (loss) per share - Diluted	$(1.93)	$0.56	$(6.66)	$0.41

    The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	2,745,815	295,550	2,745,815	407,975
Warrants to purchase common stock	278,800	—	278,800	—
Unvested restricted stock	268,093	—	268,093	21,425
Unvested performance stock	20,185	—	20,185	—
Shares issuable upon conversion of convertible debt	222,332	509,165	222,332	509,165
Total	3,535,225	804,715	3,535,225	938,565
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
Note 3.     Marketable Securities
The Company invests in debt securities and has the intent and ability to hold until maturity. Therefore, the Company's Securities are classified as held-to-maturity. The Company's debt securities are all U.S. Treasury securities. The investments in debt securities are carried at either amortized cost or fair value. As of September 30, 2022, the Company had no marketable securities. Any debt securities with original maturities of three months or less are classified as cash equivalents.
Note 4.     Accounts Receivable
    As of September 30, 2022, the Company had $41 thousand in accounts receivable due from BARDA. As of December 31, 2021, the Company had $13.3 million in accounts receivable, which primarily related to royalty revenue from net sales of NARCAN®.

Note 5. Prepaid Expenses and Other Current Assets
    As of September 30, 2022 and December 31, 2021, the Company had prepaid expenses and other current assets of approximately $3.1 million and $3.0 million, respectively. The Company's prepaid expenses are primarily for advance research and development payments, insurance, software licenses, prepaid rent, and other amounts that relate to future periods of service. Other current assets primarily consist of such items as other receivables and security deposits.
Note 6. Leases
    On January 1, 2019, the Company adopted a new accounting standard, Topic 842, that amends the guidance for the accounting and reporting of leases. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Company's Condensed Consolidated Balance Sheets.
    The Company has two operating leases with terms greater than 12 months as of September 30, 2022. In accordance with the guidance of Topic 842, the leases which are classified as operating leases must be included in the Company's Condensed Consolidated Balance Sheets. The Santa Monica operating lease contains an option to renew once for five years, which the Company does not expect to exercise, the other lease does not contain a renewal option. The operating leases do not contain residual value guarantees, do not have variable lease components, or impose significant restrictions or covenants.
Right of use assets, "ROU assets", represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments over the respective lease term, with the ROU asset adjusted for deferred rent liability. Lease expense is recognized on a straight line basis over the lease term. As the implicit rate on the leases is not determinable, the Company uses judgement to estimate the incremental borrowing rate which is used as the discount rate to determine the present value of lease payments. The weighted average discount rate used was 8.8% and the weighted average remaining lease term is 4.6 years.
The following table summarizes information related to the Company's operating leases and are included in the Company's Balance Sheet as of September 30, 2022.

Balance Sheet descriptions	September 30, 2022
Assets:	(in thousands)
Right of use assets - operating leases	$2,739
Liabilities:
Operating leases - current	669
Operating leases - long term	2,084
Total lease liabilities:	$2,753

The following table summarizes the components of operating lease cost for the three and nine months ended September 30, 2022:

Lease costs, (in thousands)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating expenses lease costs	$149	$395

    As of September 30, 2022, future minimum operating leases payments related to the Company’s operating lease liabilities were as follows:

(in thousands)	September 30, 2022
2022 (three months remaining)	$179
2023	709
2024	737
2025	780
2026 and thereafter	1,036
Total lease payments	3,441
Less imputed interest	(688)
Present value of operating lease liabilities	$2,753
Note 7. Other Non-Current Assets
As of September 30, 2022 and December 31, 2021, the Company had other non-current assets of approximately $234 thousand and $180 thousand, respectively. The Company's non-current prepaid expenses are primarily for deposits.
Note 8. Revenue
NARCAN® Royalties
The Company's primary source of revenue has been from royalty payments received from NARCAN® net sales by EBS. During the three months ended September 30, 2022 the Company did not record any royalty revenue. On August 10, 2022, the Company, delivered a notice (the "Default Notice") to EBS under section 10.3 the Adapt Agreement to put EBS on notice that EBS had breached one or more of its obligations under the Adapt Agreement. On November 14, 2022, the Company entered into an agreement with EBS to settle the Default Notice dated August 10, 2022 and terminate the Company's rights to receive any further payments, including royalties, under the License Agreement (see Note 13). For the nine months ended September 30, 2022, the Company recorded $4.5 million in royalty revenue related to its agreement with EBS, before it was terminated.
BARDA Contract
    On September 19, 2018, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), which is part of the U.S. Health and Human Services Office of the Assistant Secretary for Preparedness and Response, to accelerate the Company’s development of OPTN003, its lead product candidate. OPTN003, nasal nalmefene, is a potent, long-acting opioid antagonist currently in development for the treatment of opioid overdose. The contract provides funding up to approximately $10.8 million and covers activities related to the New Drug Application for OPTN003 with the Food and Drug Administration. BARDA has awarded approximately $10.8 million of the contract as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized revenue of $0.2 million and $4.0 million, respectively related to this contract.
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
As of March 31, 2022, the Company had received the entire $7.4 million, and all the work related to the grant was complete. During the three and nine months ended September 30, 2022, the Company recognized revenue of $0 and $17 thousand, respectively related to this grant.

The following is a summary of the Company’s deferred revenue activity as of September 30, 2022:

(in thousands)	NIDA Grant	Total
Balance as of December 31, 2021	$17	$17
Additions to deferred revenue	—	—
Recognized as revenue	(17)	(17)
Balance as of September 30, 2022	$—	$—

Note 9. Royalty Payable
    The Company entered into various agreements and subsequently received funding from investors for use by the Company for the research and development of its Opioid Overdose Reversal Treatment Product ("OORTP"). In exchange for this funding, the Company agreed to provide investors with interest in the OORTP net profit generated from NARCAN® sales by EBS into perpetuity. As of September 30, 2022, the Company did not record any royalty payable (see Note 13). As of December 31, 2021, the Company recorded a $2.9 million royalty payable.
Note 10. Debt
As of September 30, 2022 the Company had short and long term debt (net of amortization discount) of $13.8 million. As of December 31, 2021, the Company had long term debt (net of amortization discount) of $16.1 million. There have been no changes to the maturity or other conditions of the debt for the nine months ended September 30, 2022. During the nine months ended September 30, 2022 approximately $2.6 million of debt was converted to Common Stock at a conversion price of $19.64 per share.
Note 11. Stockholders' Equity
Common Stock
    During the nine months ended September 30, 2022, the Company issued 7,097 shares of Common Stock as a result of stock option exercises, and received net cash proceeds of approximately $92 thousand.
During the nine months ended September 30, 2022, the Company sold 45,236 shares of Common Stock and received net proceeds of $538 thousand after deducting sales commission under its Controlled Equity Offering with Cantor Fitzgerald & Company.
During the nine months ended September 30, 2022, the Company issued 51,671 shares of Common Stock for restricted stock units that vested.
During the nine months ended September 30, 2022, the Company issued 20,185 shares of Common Stock for performance stock units that vested.
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

    As provided in the 2017 Plan, on January 1, 2022 the number of shares available for issuance was increased by 4% of the outstanding stock as of December 31, 2021, which represents an increase of 196,394 shares. As of September 30, 2022, the Company had 92,510 shares available for future issuance under the 2017 Plan.

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
On July 8, 2021, the Board of Directors of the Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 100,000 shares of the Company’s Common Stock for issuance pursuant to equity awards granted under the Inducement Plan. On December 9, 2021, the Board of Directors of the Company amended the Inducement Plan to reserve an additional 100,000 shares of the Company’s Common Stock under the Inducement Plan. As of September 30, 2022, the Company had 70,250 shares available for grant under the 2021 Inducement Plan.
Pre-2017 Non-Qualified Stock Options
    As of December 31, 2021, the Company had outstanding Pre-2017 Non-Qualified Stock Options to purchase, in the aggregate, 1,950,500 shares of the Company's Common Stock. During the nine months ended September 30, 2022, the Company did not grant any Pre-2017 Non-Qualified Stock Options.
    Stock option activity for the Pre-2017 Non-Qualified Stock Options for the nine months ended September 30, 2022 is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,950,500	$7.17	3.4	$51,602
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2022	1,950,500	$7.17	2.65	$6,975

A summary of the status of the Company’s non-vested Pre-2017 Non-Qualified Stock Options as of September 30, 2022 is presented in the table below:

	Number of Options	Weighted Average Grant Date Fair Value
Vested at September 30, 2022	1,950,500	$7.17

During the nine months ended September 30, 2022 and 2021, the Company did not recognize any non-cash expense related to Pre-2017 Non-Qualified Stock Options, and there is no further compensation expense to be recognized for the Pre-2017 Non-Qualified Stock Options.
The 2017 Plan
    During the nine months ended September 30, 2022, the Company did not grant any options under the 2017 Plan.
Stock option activity for options granted under the 2017 Plan during the nine months ended September 30, 2022 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	759,058	$19.61	7.31	$10,997
Granted	—	$—
Exercised	(7,097)	$12.91
Forfeited	(13,146)	$13.69
Balance at September 30, 2022	738,815	$19.78	6.52	$56

A summary of the status of the Company’s vested and non-vested options granted under the 2017 Plan as of September 30, 2022 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Vested at September 30, 2022	595,716	$20.23
Non-vested at September 30, 2022	143,009	$9.54

During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $491 thousand and $1.4 million, respectively of non-cash expense related to options granted under the 2017 Plan. As of September 30, 2022, there was approximately $393 thousand of unrecognized compensation costs related to non-vested stock options that were granted under the 2017 Plan.
Restricted Stock Activity
    The following summarizes the restricted stock activity under the Company's 2017 Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2021	104,416	$12.57
Restricted stock granted	147,475	$31.04
Restricted stock vested	(47,123)	$12.58
Restricted stock forfeited	(6,925)	$24.76
Restricted stock outstanding and unvested at September 30, 2022	197,843	$25.91
    The Company has two different vesting terms for RSUs. For most grants, twenty five percent or (1/4) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and twenty-five percent or (1/4) will vest annually thereafter on the same day as the vesting commencement date, and for others approximately thirty-three percent (1/3) of the restricted stock units will vest on the one year anniversary of the vesting commencement date, and approximately thirty-three percent or (1/3) will vest annually thereafter on the same day as the vesting commencement date. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $2.3 million and $563 thousand, respectively of non-cash expense related to restricted stock units. As of September 30, 2022, there was $2.7 million of total unrecognized compensation cost related to restricted stock units.
Performance Stock Unit Activity
During the nine months ended September 30, 2022, the Company granted 80,735 performance stock units to certain employees. The performance stock units vest upon meeting various performance criteria established by the Compensation and Human Capital Committee of the Board of Directors.
Performance stock unit activity granted under the 2017 Plan during the nine months ended September 30, 2022 is presented in the table below:

	Number of Shares	Weighted Average Fair Value Per Share
Performance stock outstanding and unvested at December 31, 2021	—	$—
Performance stock granted	80,735	$32.85
Performance stock vested	(20,185)	$32.85
Performance stock forfeited	(40,365)	$32.85
Performance stock outstanding and unvested at September 30, 2022	20,185	$32.85
During the nine months ended September 30, 2022, the Company recognized approximately $1.1 million of non-cash expense related to performance stock units under the 2017 Plan. As of September 30, 2022, there was $0.4 million of total unrecognized compensation cost related to performance stock units under the 2017 Plan.
Inducement Plan
During the nine months ended September 30, 2022, the Company did not grant any options under the Inducement Plan.
Stock option activity for options granted under the Inducement Plan during the nine months ended September 30, 2022 is presented in the table below:

	Number of Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	56,500	$16.41	9.55	$973
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Balance at September 30, 2022	56,500	$16.41	8.8	$—

During the nine months ended September 30, 2022, the Company recognized approximately $232 thousand of non-cash expense related to options granted under the Inducement Plan. As of September 30, 2022, there was approximately $205 thousand of total unrecognized compensation cost related to the non-vested stock options that were granted under the Inducement Plan.
Restricted Stock Activity
The following summarizes the restricted stock activity under the Inducement Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2021	49,800	$26.98
Restricted stock granted	30,450	$13.89
Restricted stock vested	(4,550)	$16.41
Restricted stock forfeited	(5,450)	$32.11
Restricted stock outstanding and unvested at September 30, 2022	70,250	$21.59

During the nine months ended September 30, 2022, the Company recognized approximately $540 thousand of non-cash expense related to restricted stock units granted under the Inducement Plan. As of September 30, 2022, there was $0.9 million of total unrecognized compensation cost related to restricted stock units granted under the Inducement Plan.
Warrants

During the nine months ended September 30, 2022, the Company did not issue any warrants.
Warrant activity for the nine months ended September 30, 2022 is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	278,800	$9.72	2.51	$6,666
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2022	278,800	$9.72	1.76	$107
Exercisable at September 30, 2022	278,800	$9.72	1.76	$107

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
On June 8, 2022, the Company entered into a Capacity Investment Agreement (the "Capacity Agreement") with Aptar, whereby the Company will make non-refundable payments in the aggregate amount of 2.0 million Euros over eighteen months. In consideration of these payments, Aptar will guarantee that it has equipment installed and maintained for the future production of Aptar's unidose nasal device to meet the Company's potential commercial demand for OPNT003, nasal nalmefene. During the nine months ended September 30, 2022 the Company made the first payment of 1 million Euro to Aptar related to the Capacity Agreement.
Summit Agreement
On July 22, 2020, the Company entered into a Project Scope Agreement ("PSA") pursuant to a Master Services Agreement ("MSA") with Summit Biosciences, Inc. ("Summit"), to support the development and manufacture of a nasal spray device for opioid overdose, with the ability to expand to additional programs in the future. In accordance with the PSA, Summit will develop and produce certain pre-filled nasal spray products using a device previously evaluated as part of other FDA-approved nasal spray products. The Company will pay Summit estimated costs and fees up to approximately $11.0 million which includes paid deposits of approximately $1.1 million, which is included in current assets in the condensed consolidated balance sheet as of September 30, 2022. As of September 30, 2022 the Company has incurred $9.3 million of expense under PSAs related to the MSA with Summit.
Torreya Agreement
    The Company entered into a consulting agreement with Torreya Partners LLP ("Torreya"), a financial advisory firm, under which Torreya agreed to provide certain financial advisory services. The Company is required to pay fees equivalent to 3.375% of all amounts received by the Company from net sales of NARCAN® into perpetuity.
During the nine months ended September 30, 2022 and 2021, the Company recorded $153 thousand and $935 thousand, respectively of expense related to Torreya.
Exclusive License and Collaboration Agreement
    On November 19, 2015, the Company entered into an exclusive license agreement and collaboration agreement (“LOI”) with a pharmaceutical company with certain desirable proprietary information. Pursuant to the agreement, the Company is obligated to issue shares of unregistered Common Stock upon the occurrence of various milestones. No shares were required to be issued under this agreement during the nine months ended September 30, 2022 and 2021.
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
    For the nine months ended September 30, 2022, and September 30, 2021, the Company did not have any expenses associated with the License Agreement.
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
The Company's commercial partner EBS, appealed the decision to the Court of Appeals for the Federal Circuit.
On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the decision by the U.S. District Court for the District of New Jersey in favor of Teva.

Note 13. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company identified the following subsequent events:
Merger
On November 14, 2022, the Company announced it has that entered into a definitive merger agreement under which Indivior Inc., a subsidiary of Indivior PLC, ("Indivior") will acquire the Company for an upfront consideration of $20.00 per share, in cash (approximately $145 million in the aggregate), plus up to $8.00 per share in non-tradable contingent value rights (“CVRs”) that may become payable in the event that certain net revenue milestones are achieved by OPNT003 after its approval and US commercial launch.
Pursuant to the CVRs, Indivior would pay $2.00 per CVR if OPNT003 achieves the following net revenue thresholds during any period of four consecutive quarters prior to the seventh anniversary of the US commercial launch: (i) $225 million, (ii) $300 million, and (iii) $325 million. The remaining $2.00 per CVR would be paid if OPNT003 achieves net revenue of $250 million during any period of four consecutive quarters prior to the third anniversary of the US commercial launch. The maximum amount payable by Indivior should OPNT003 achieve all four CVRs would be approximately $67 million.
The transaction is subject to customary closing conditions, including U.S. antitrust clearance, clearance by the Committee on Foreign Investment in the United States, resolution of any investigation by the UK antitrust authority, and receipt of approval of the Company’s stockholders. Pending approvals, the Company anticipates completing the transaction in the first quarter of 2023.
The merger agreement has been unanimously approved by the board of directors of the Company.
Agreement with EBS
On November 13, 2022 the Company entered into an agreement with EBS, whereby the Company will receive a one-time cash payment from EBS of $25.0 million, which includes the 10% owned by SWK Holdings, LLC, and in exchange the Company will grant EBS a worldwide, sublicensable, irrevocable, perpetual, fully paid, exclusive license for NARCAN® Nasal Spray, and to the licensed patents and licensed know-how. The Company's rights under the License Agreement, dated as of December 15, 2014, and as amended from time to time, to receive any unpaid or future payments under the License Agreement, including royalties related to Net Sales of Products (as defined therein), including NARCAN® Nasal Spray, were terminated upon the effective date of this agreement. The November 13, 2022 agreement with EBS, including the payment, also resolves the Default Notice delivered by the Company to EBS on August 10, 2022.
Equity
In October 2022, the Company granted 4,900 restricted stock units under the 2017 Long Term Incentive Plan.

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
Merger
On November 14, 2022, we announced that we have entered into a definitive merger agreement under which Indivior Inc., a subsidiary of Indivior PLC, ("Indivior") will acquire us for an upfront consideration of $20.00 per share, in cash (approximately $145 million in the aggregate), plus up to $8.00 per share in non-tradable contingent value rights (“CVRs”) that may become payable in the event that certain net revenue milestones are achieved by OPNT003 after its approval and US commercial launch.
Pursuant to the CVRs, Indivior would pay $2.00 per CVR if OPNT003 achieves the following net revenue thresholds during any period of four consecutive quarters prior to the seventh anniversary of the US commercial launch: (i) $225 million, (ii) $300 million, and (iii) $325 million. The remaining $2.00 per CVR would be paid if OPNT003 achieves net revenue of $250 million during any period of four consecutive quarters prior to the third anniversary of the US commercial launch. The maximum amount payable by Indivior should OPNT003 achieve all four CVRs would be approximately $67 million.
The transaction is subject to customary closing conditions, including U.S. antitrust clearance, clearance by the Committee on Foreign Investment in the United States, resolution of any investigation by the UK antitrust authority, and receipt of approval of our stockholders. Pending approvals, we anticipate completing the transaction in the first quarter of 2023.
The merger agreement has been unanimously approved by our board of directors
Plan of Operation
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
              In April 2021, dosing was initiated in a head-to-head clinical pharmacodynamic ("PD") study comparing the effectiveness of its investigational opioid antagonist OPNT003, nasal nalmefene, with nasal naloxone in an experimental model of opioid-induced respiratory depression.
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
In June of 2022, we announced the submission of the first module of the NDA. We intend to complete the submission of the NDA in the fourth quarter of 2022.
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
On October 4, 2022, the patent entitled,“Compositions and Methods for the Treatment of Opioid Overdose,” was issued. We also expect this patent to be listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, if OPNT003 is approved by the FDA.
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
On December 22, 2021, Teva launched a generic version of Narcan® Nasal Spray. In response, EBS through Sandoz Pharmaceuticals launched an authorized generic.
As provided under the Adapt agreement, in each subsequent quarter after the launch of a generic version of Narcan®, if aggregate net NARCAN® sales, including net sales of an authorized generic, on a country-by-country basis are less than seventy percent of the aggregate net NARCAN® sales in the last full calendar quarter immediately preceding the date on which a generic product was first launched in such country, then the royalty rate for that quarter is reduced to two percent ("the Generic Reduction Clause"). This calculation is completed separately each quarter.
On November 13, 2022, we entered into an agreement with EBS, whereby we will receive a one-time cash payment from EBS of $25.0 million, which includes the 10% owned by SWK Holdings, LLC, and in exchange we will grant EBS a worldwide, sublicensable, irrevocable, perpetual, fully paid, exclusive license for NARCAN® Nasal Spray, and to the licensed patents and licensed know-how. Our rights under the License Agreement , dated as of December 15, 2014, and as amended from time to time, to receive any unpaid or future payments under the License Agreement, including royalties related to Net Sales of Products, including Narcan® Nasal Spray, has terminated upon the effective date of this agreement. The November 13, 2022 agreement with EBS, including the payment, also resolves the Default Notice delivered by us to EBS on August 10, 2022.
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
On December 10, 2020, we received the first tranche of $20 million. As of September 30, 2022 the Lenders elected to convert approximately $5.7 million of debt to Common Stock at a conversion price of $19.64 per share.
Financing
On August 13, 2021, we entered into a Controlled Equity OfferingSM (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor"), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our Common

Stock. During the nine months ended September 30, 2022 we sold shares of Common Stock under the Sales Agreement, and raised net proceeds of approximately $538 thousand.
Historically, we have funded our operations with royalty and milestone revenue received from net sales of NARCAN® by EBS, payments from grants and contract revenue with NIH and BARDA, the sale of our common stock, and from our debt facility.
We will need to raise additional capital to commercialize our lead product OPNT003, and to provide additional working capital to fund our business. We have $30.0 million available to be borrowed on our debt facility, $10.0 million of which may be drawn upon the submission of a New Drug Application with the U.S. Food and Drug Administration, and $20.0 million of which may be drawn upon FDA approval of an opioid overdose product. If necessary, we are able to sell additional Common Stock under the Sales Agreement or other equity offerings using our effective S-3 shelf registration statement.
After considering our current cash position of $35.4 million at September 30, 2022, and the above sources of available capital, including the payment from EBS of $22.5 million in November 2022, we believe we have sufficient resources to sustain operations through at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth the results of operations for the periods shown (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021		Increase (Decrease)	2022	2021		Increase (Decrease)

Royalty revenue	$—	$14,041		$(14,041)	$4,520	$27,689	$	$(23,169)
Grant and contract revenue	174	2,298		(2,124)	4,018	6,296		(2,278)
Total revenue	174	16,339		(16,165)	8,538	33,985		(25,447)
Operating expenses
General and administrative	3,073	3,379		(306)	11,416	8,759		2,657
Research and development	4,134	4,881		(747)	20,873	12,119		8,754
Sales and marketing	2,597	1,060		1537	8,089	3,080		5,009
Royalty expense	—	3,059		(3059)	943	6,145		(5,202)
Total operating expenses	9,804	12,379		(2575)	41,321	30,103		11,218

Income (loss) from operations	(9,630)	3,960		(13590)	(32,783)	3,882		(36,665)

Other income (expense)
Interest income	160	3		157	228	10		218
Interest expense	(391)	(546)		155	(1,213)	(1,626)		413
Loss on sale of assets	(49)	—		(49)	(49)			(49)
Gain (loss) on foreign exchange	2	—		2	17	(10)		27
Total other income (expense)	(278)	(543)		265	(1,017)	(1,626)		609
Income (loss) before income taxes	(9,908)	3,417		(13325)	(33,800)	2,256		(36,056)
Income tax (expense)	(9)	—		(9)	(41)	—		(41)
Net income (loss)	$(9,917)	$3,417	$	$(13,334)	$(33,841)	$2,256	$	$(36,097)

Comparison of Three Months ended September 30, 2022 to the Three Months ended September 30, 2021
Revenues
We recognized $0.2 million of revenue during the three months ended September 30, 2022, compared to $16.3 million for the three months ended September 30, 2021.  For the three months ended September 30, 2022, we recognized $0.2 million from grant and contract revenue, and we recorded no royalty revenue as our license agreement with EBS has been terminated (see Note 13). For the three months ended September 30, 2021, we recognized $14.0 million of revenue from our license agreement with EBS and $2.3 million from grant and contract revenue.
General and Administrative Expenses
Our general and administrative expenses for the three months ended September 30, 2022 decreased by $0.3 million to $3.1 million from $3.4 million for the three months ended September 30, 2021. Our fees associated with net sales of NARCAN® by EBS decreased by approximately $0.5 million, partially offset by increased personnel and related expense including stock based compensation of $0.1 million and increased legal fees of $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2022 decreased by $0.8 million to $4.1 million, from $4.9 million for the three months ended September 30, 2021. External development expense decreased by $1.1 million primarily due to decreased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR, which was partially offset by an increase in personnel and related expense including stock based compensation of $0.3 million.

Sales and Marketing Expenses
    Our sales and marketing expenses for the three months ended September 30, 2022 increased by $1.5 million to $2.6 million from $1.1 million for the three months ended September 30, 2021. Personnel and related expense including stock based compensation increased by $0.4 million and external third party expenses related to pre-commercial activities increased by $1.1 million.
Royalty Expenses
    We did not recognize royalty expenses for the three months ended September 30, 2022. We recognized $3.1 million for the three months ended September 30, 2021. The decrease of $3.1 million is attributable to there being no royalty revenue recorded from net sales of NARCAN® by EBS during the quarter ended September 30, 2022 (see Note 13).
Other Income (expense)
During the three months ended September 30, 2022, interest expense was $0.4 million compared to $0.5 million during the three months ended September 30, 2021. Interest expense is all related to our convertible debt.
Comparison of Nine Months ended September 30, 2022 to the Nine Months ended September 30, 2021
Revenues
We recognized $8.5 million of revenue during the nine months ended September 30, 2022, compared to $34.0 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 we recognized approximately $4.5 million of revenue from our license agreement with EBS and $4.0 million from grant and contract revenue. For the nine months ended September 30, 2021, we recognized $27.7 million of revenue from our license agreement with EBS and $6.3 million from grant and contract revenue.
General and Administrative Expenses
Our general and administrative expenses increased by $2.6 million to approximately $11.4 million during the nine months ended September 30, 2022 compared to $8.8 million for the nine months ended September 30, 2021. Personnel and related expense including stock based compensation increased by $2.5 million, and legal and other fees increased by $0.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Research and Development Expenses
Our research and development expenses during the nine months ended September 30, 2022 increased by $8.8 million to $20.9 million, compared to $12.1 million for the nine months ended September 30, 2021. Our external development expense increased by $6.7 million primarily due to increased activity on our lead product candidate, OPNT003 - Nasal Nalmefene for OOR, and personnel and related expense including stock based compensation increased by $2.1 million.
Sales and Marketing Expenses
    Our sales and marketing expenses for the nine months ended September 30, 2022 increased by $5.0 million to $8.1 million from $3.1 million for the nine months ended September 30, 2021. Personnel and related expense including stock based compensation increased by $2.4 million, and external third party expenses related to pre-commercial activities increased by $2.6 million.
Royalty Expenses
    Our royalty expenses were $0.9 million and $6.1 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease of $5.2 million is attributable to the decrease in net royalty revenue recorded from sales of NARCAN® by EBS.
Other Income (expense)
During the nine months ended September 30, 2022, interest income was $227.8 thousand compared to interest income of $10.3 thousand for the nine months ended September 30, 2021, which primarily resulted from an increased rate of return on our invested cash balances.
During the nine months ended September 30, 2022, interest expense was approximately $1.2 million compared to $1.6 million during the nine months ended September 30, 2021. Interest expense is all related to our convertible debt.
Liquidity and Capital Resources
Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(17,469)	$(77)
Net cash provided by (used in) investing activities	$14,596	$(15,045)
Net cash provided by financing activities	$636	$2,162
Net cash used in operating activities
During the nine months ended September 30, 2022, net cash used in operating activities was $17.5 million, which was primarily due to the net loss of $33.8 million, offset by changes in operating assets and liabilities of $11.2 million, and by stock based compensation expense of $4.6 million, and other non-cash expenses totaling $0.5 million.
During the nine months ended September 30, 2021, net cash used in operating activities was $77 thousand, which was primarily due to changes in operating assets and liabilities of $5.1 million, mostly offset by stock based compensation expense of $2.1 million, other non-cash expenses totaling $0.7 million, and net income of $2.3 million.
Net cash used in investing activities
    During the nine months ended September 30, 2022, we received approximately $15.0 million from marketable security maturities, and we purchased approximately $0.4 million in fixed assets.
    During the nine months ended September 30, 2021, we purchased net marketable securities of approximately $15.0 million.
Net cash provided by financing activities
    During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $0.6 million, which was attributable to net proceeds received from sale of common stock, and from stock option exercises.
    During the nine months ended September 30, 2021, net cash provided by financing activities was approximately $2.2 million which was attributable to proceeds received from stock option exercises.
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
Effect of Inflation
    Inflation did not have a significant impact on our revenues, or income from continuing operations for the three months and nine months ended September 30, 2022 and September 30, 2021.
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
Changes in Internal Controls over Financial Reporting
    There were no significant changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 10, 2022, the Company, delivered a notice (the "Default Notice") to EBS under section 10.3 of the Adapt Agreement to put EBS on notice that EBS had breached one or more of its obligations under the Adapt Agreement.
On November 14, 2022 the Company entered into an agreement with EBS, whereby the Company will receive a one-time cash payment from EBS of $25.0 million, which includes the 10% owned by SWK Holdings, LLC, and in exchange the Company will grant EBS a worldwide, sublicensable, irrevocable, perpetual, fully paid, exclusive license for NARCAN® Nasal Spray, and to the licensed patents and licensed know-how. The Company's rights under the License Agreement, dated as of December 15, 2014, and as amended from time to time, to receive any unpaid or future payments under the License Agreement, including royalties related to Net Sales of Products, including NARCAN® Nasal Spray, terminated upon the effective date of this agreement. The November 14, 2022 agreement with EBS, including the payment, also resolves the Default Notice delivered by the Company to EBS on August 10, 2022.
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

OPIANT PHARMACEUTICALS, INC.

November 14, 2022	By:	/s/ Dr. Roger Crystal
Name: Dr. Roger Crystal
Title: Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2022	By:	/s/ David D. O'Toole
Name: David D. O'Toole
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)